Form 10-K
period 1993-12-31
C TEC CORP
filed 1994-03-31
CIK 310433

      	                     FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1993



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



Commission File No. 01-11053

                            C-TEC CORPORATION


(Exact name or registrant as specified in its charter)

     Pennsylvania                              23-2093008


(State or other jurisdiction of               (I.R.S. Employer

incorporation or organization)                Identification No.)



46 Public Square, P.O. Box 3000, Wilkes-Barre, PA     18703-3000

(Address of principal executive offices)           (Zip Code)



Registrant's telephone number including area code:
717-825-1100

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:



Common Stock, par value $1.00 per share

Class B Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)



Number of shares of the Registrant's Stock ($1.00 par value)
outstanding at March 1, 1994:     7,962,266 Common Stock

                   8,547,327 Class B Common Stock



Aggregate market value of Registrant's voting stock held by non-affiliates at March 1, 1994 computed by reference to closing price as reported by NASDAQ for Common Stock ($28 per share) and to the bid price as reported for Class B Common Stock ($32.875 per share), is as follows:
     204,751,372 Common Stock

                 111,856,530 Class B Common Stock



Documents Incorporated by Reference



1. Proxy Statement for 1994 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form
10-K.

PART I

Item 1.    Business.

The Company



C-TEC Corporation was organized in 1979. It is incorporated under the laws of the Commonwealth of Pennsylvania and has its principal office in Wilkes-Barre, Pennsylvania. C-TEC is a holding company with wholly-owned subsidiaries, which are engaged in various aspects of the communications industry and which are organized into five principal groups - Telephone, Cable Television, Communications Services, Mobile Services, and Long Distance. Through its wholly-owned subsidiaries, C-TEC also has ownership interests of 80% in a cable television subsidiary; 79.98% and 93.05% in two cellular telephone subsidiaries; and 53.55% in an alternative access telephone service provider.



Operations

Telephone



The Telephone Group consists of a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. As of December 31, 1993, the Telephone Group provided service to approximately 211,000 main access lines. Of these 167,000 are residential and 44,000 primarily relate to business. This Group's operating territory is rural, containing only 38.8 access lines per square mile as compared to a Pennsylvania average of 151.0 lines per square mile. The Group's 79 central offices serve an average of 2,500 lines and 65 square miles.



In addition to providing local telephone service, this Group provides network access and long distance services to interexchange carriers. This Group also has other revenues which are considered non-regulated and primarily relate to telecommunications equipment sales and services and billing/ collection services for interexchange long distance carriers.



Today, this Group's greatest competition is for the sale of telecommunications equipment. This revenue source is not a significant portion of the Group's business.



Intralata toll bypass and alternative local access telephone service providers are potential competitive threats, although no significant competition has occurred to date. Intralata toll and access revenue comprise a significant portion of the Group's business.



Cable



The Cable Group is a cable television operator with cable television systems located in the States of New York, New Jersey, Michigan, Delaware and Pennsylvania. The Group owns and operates cable television systems serving 224,000 customers and manages cable television systems with an additional 34,000 customers, ranking it in the top 35 of U.S. multiple system operators.









- - -1-

PART I



Item 1.    Business, continued



Cable, continue



During 1993, the Cable Group restructured rates and channel offerings to comply with the basic rate regulations and to minimize the impact on revenue of the Cable Television Consumer
Protection and Competition Act of 1992 (the "Act").



The future impact of the Act on the Cable Group and the cable television industry is still unclear. The Cable Group's 1993 operating results were not significantly impacted by the Act.



The Group's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Group's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1993, the Cable Group completed negotiations with 64 communities resulting in franchise renewals on terms which are acceptable to the Group. The Cable Group has 369 franchises, 63 of which are in the 3 year Federal Communications Commission franchise renewal window at December 31, 1993. No one franchise accounts for more than 10% of the Group's total revenue.



Competition for the Group's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite (DBS) which will allow a consumer to receive cable programming for a fee once they purchase an 18 inch receiving dish and a set-top terminal for approximately $700 may increase competition in the future. Two DBS companies are scheduled to launch their services in April 1994. In addition, recent changes in federal regulation allow telephone companies to lease their networks to video programmers under the video dial-tone platform. Also, in 1993, the announced mergers of various telephone and cable companies heightened the questions about competition in the future. The current regulatory environment appears to be fostering competition in cable television by telephone companies, and in telephone by cable companies, however these regulations are still evolving. The Cable and Telephone Groups continue to monitor the progress of regulations affecting the telecommunications industry and are developing a business plan to meet future competition. It is impossible to predict at this time the impact of these technological and regulatory developments on the cable television industry in general or on the Group in particular.



Mobile Services



The Mobile Services Group currently operates cellular telephone systems in metropolitan service areas (MSAs) and rural areas
(RSAs) throughout eight counties in Northeastern and Central Pennsylvania and 24 counties in Southeast Iowa ("IA"), serving a total population of 1.5 million. The Group also operates paging and message management services in Northeastern Pennsylvania.





- - -2-

PART I

Mobile Services, continued



The Pennsylvania cellular territory consists of 2 MSA and 3 RSA service areas. Vanguard Cellular is the primary competitor in the 2 MSA markets and in 1 RSA market. There is no competition in the other two RSA markets.



The Iowa cellular territory consists of 1 MSA and 4 RSA markets.
 The Iowa market is fragmented in regards to competition.
Centel Cellular is the primary competitor in the MSA market, U.S. Cellular in IA RSA 3, Contel in IA RSA 4, and CommNet 2000 in IA RSA 6. The IA RSA 11 territory is covered by two cellular competitors - U.S. West and Centel.



The Group's service territory was increased with the activation of three new cell sites in Pennsylvania in 1993. The Iowa cellular properties benefited from four new cell sites in 1993. The Group increased subscribers by approximately 53% in 1993.



In 1993, the Group introduced a call delivery Supersystem. Through a key strategic relationship with a neighboring service provider in Pennsylvania, the Group is now able to offer over 12,000 square miles of seamless cellular service in major surrounding travel corridors. The Supersystem allows customers to have calls automatically delivered to their roaming location in the Supersystem. Callers need only dial the customary seven-digit cellular phone number to contact the customer; roaming access numbers and codes are no longer necessary. To be competitive, the Group eliminated daily roaming charges and reduced roaming rates throughout the Supersystem area.



Also instrumental in the subscriber growth has been the success of the Group's venture in the retail arena. The first company-operated retail location was opened in the fourth quarter of 1992. During 1993, the group added four additional kiosks in key population areas in the Pennsylvania market. The kiosks allow the Group to reach the ever-growing consumer market by being strategically positioned in major shopping malls, providing added shopping convenience and a continued marketing presence.



Communication Services



The Communications Services Group presently carries out business in the Northeastern United States providing telecommunications-related engineering and technical services.
These services are provided out of the headquarters in Wilkes-Barre, Pennsylvania, and regional offices in Pennsylvania, New York City and Virginia.



The services provided by the Group include telephony engineering; system integration; operation and management of telecommunications facilities for large corporate clients, hospitals and universities; and installation of premises distribution systems in large campus environments. In addition, the Communications Services Group sells, installs and maintains private branch exchanges (PBXs) in Pennsylvania and New Jersey. The Group has also expanded its engineering services to include video and data engineering, and successfully implemented several major projects during 1993.



- - -3-

PART I



Item 1.    Business, continued



Communication Services, continued



The Group encounters major competition from interexchange carriers (AT&T), regional bell operating companies, independent telephone companies, system integrators, interconnect companies and small independent consultants. The competition from various sources results in significant downward pressure on the prices and margins for the services the Group provides. The Group's cost effective operations and competitive pricing, flexibility to meet customer requirements, and reputation in the telecommunications industry for quality service have been its primary strengths against the competition.



Long Distance



The Long Distance Group presently operates in two territories. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In late 1992, the Long Distance Group entered the Wilkes-Barre/Scranton territory served by Bell of PA. The primary focus in this market is the business segment.



In late 1993, the Long Distance Group established sales offices in additional markets served by Bell of PA - Philadelphia, Pittsburgh, Harrisburg and Allentown.



The Group provides several types of services. The primary service offered is a switched service in which a customer chooses the Long Distance Group as their long distance provider and dials the common "1+" to use the service. In addition to providing customers with direct dial long distance service, equal access also requires the Long Distance Group to offer operator services - referred to as "0+". This service provides the additional capabilities of third party billing, and calling card service, among others. The Group also provides private line service, 800 service and calling card service. The Long Distance Group is basically a "reseller" of the above services and employs the networks of several long distance providers on a wholesale basis. The Group also provides telemarketing services, primarily to cable companies.



      Additionally, the Long Distance Group recognized the need for an AT&T product to sell nationwide to large business customers with multiple locations. In 1992, the Group procured an AT&T Tariff 12 agreement and has also included this service as an additional line of business.



The Group's recent expansion of services includes wholesale activities in which a complete line of services is offered, including marketing, billing and collection.

PART I

Long Distance, continued



As a result of expansion, in 1993, the Group procured its own long distance switch. The Northern Telecom DMS-250 switch will enable the Long Distance Group to provide full service long distance, including, but not limited to, switched services, private line services, 800 services, operator services, calling card services and enhanced platform services such as message delivery and debit card at reduced rates to customers while providing quality customer service. In conjunction with the switch implementation, the Group has invested in an improved billing system possessing the capabilities to provide real time customer service inquiry, toll investigation, trouble ticketing, immediate customer interface with the local exchange carriers and direct billing on a "one bill" concept with the local exchange telephone companies.



The interexchange carrier market is crowded and competitive. Recent industry surveys indicate an estimated 350-400 interexchange carriers in operation. A key development was the rapid revenue growth by regional and niche oriented companies. Although the top three carriers (AT&T, MCI and Sprint) account for almost 90% of all interexchange carrier revenue, that share declines as other interexchange carrier revenue grows almost 13% annually.



Intense competition in the mid-sized business market reflects the rapid growth of business customer revenue. Estimates indicate the business market has doubled the growth rate of the residential market. It is the regional interexchange carriers who have been the major beneficiaries of the battle for the mid-sized business market. This group has shown triple revenue growth for this market segment compared to the top three carriers.



The residential market is still dominated by the top three carriers. However, this domination should decline given increased price pressure combined with more aggressive marketing by the regional carriers.



Locally, the Long Distance Group has mirrored the overall growth statistics of the regional carriers. Competition for the mid-sized business market has come from other similarly situated carriers rather than the top three. The primary deviation from industry growth trends is seen in the residential market segment in the Telephone Group's operating territories. Here the Long Distance Group has continued to hold the predominant market share. This dominance has not gone unnoticed however, as marketing activities by the top three carriers have been increasing in the territory. A combination of value priced products, exceptional customer service and aggressive marketing activities has been the Group's primary strength against competition.



Financial information regarding the Registrant's industry segments is set forth on page XX of this Form 10-K.



As of December 31, 1993, the Company had 1,282 full-time employees including general office and administrative personnel.





- - -5-

PART I



Item 2.    Properties.



C-TEC, the holding company, does not own any physical properties. The Telephone Group owns and maintains in good operating condition switching centers, cables and wires connecting the telephone company and its customers with the switching centers and other telephone instruments and equipment.
 These properties enable the Telephone Group to provide customers with prompt and reliable telephone service. Substantially all of the properties of the Telephone Group are subject to mortgage liens held by the United States of America acting through the Rural Electrification Administration, Federal Financing Bank, and the Rural Telephone Bank. C-TEC Cable Systems of New York, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of Michigan, Inc. (the "Cable Television Group") own and maintain in good operating condition head-end, distribution and subscriber equipment. These properties enable the Cable Television Group to provide customers with state-of-the-art, reliable cable television service. Paging Plus, Inc. owns paging and answering service assets. Cellular Plus of Iowa, Inc., Iowa City Cellular Telephone Company, Inc., a 93.95% owned subsidiary, Northeast Pennsylvania SMSA Limited Partnership, a 78.98% owned subsidiary, and C-TEC Cellular Centre County, Inc. own and maintain cellular electronic equipment which provides cellular telephone services to designated metropolitan and rural service areas. Also, SRHC Inc. owns buildings in Wilkes-Barre and Dallas, PA.





Item 3.    Legal Proceedings.



In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on financial condition.



Item 4.    Submission of Matters to a Vote of Security Holders.



No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1993 fiscal year.



EXECUTIVE OFFICER OF THE REGISTRANT



Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to section 14 (A) of the Securities Exchange Act of 1934 (the "1934 Act"). Information with respect to Executive Officers who are also Directors is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders, and is hereby specifically incorporated herein by reference thereto.















- - -6-

	          Age as of       Office and Date Office Held Since:

Name             March 1, 1994           Other Positions Held




Michael Adams	36	Vice President of Technology (since
				November 1993); Vice President of 				Technology - Mercom,
Inc. (since 				November 1993); Vice President of
				Engineering - RCN Corporation 				(since September 1992);
				Vice President - McCourt 				Communications Co., Inc. (since
June 			1992); Vice President of Business 				Development -
McCourt/Kiewit 				International (May 1991 - June 				1992);
Managing Director 				- McCourt Cable & Communications, 				Ltd.
(October 1990 - June 1992); 				Director of Operations -
MFS/McCourt 			(January 1990 - October 1990); Vice 				President
of Engineering - McCourt 				Cable Systems, Inc. (June 1982 -
				January 1990).



John C. Balan            59       Executive Vice President -

Commonwealth Communications, Inc.

(since July 1990);  Vice President Marketing and Sales -
Commonwealth Communications, Inc. (September 1989 - July 1990);
Vice President - Marketing and Sales - Fairchild Industries
(January 1984 - September 1989).



Richard J. Burnheimer       35       Treasurer (since February
1994); Treasurer - Mercom, Inc. (since February 1994); Director of Finance (since February 1992); Assistant Treasurer (December
1987 - February 1994).



Marc C. Elgaway          39       Executive Vice President -
Mobile Services Group (since April 1989); Vice President - Mobile Services Group (since July 1988); General Manager - Commonwealth Communications, Inc., (January 1988 - July 1988); Senior Manager - Commonwealth Communications, Inc. (April 1987 - January 1988); Senior Manager Planning & Marketing Strategies - Commonwealth Communications, Inc. (August 1985 - April 1987).





- - -7-

	          Age as of       Office and Date Office Held Since:

Name             March 1, 1994           Other Positions Held




Mark Haverkate	39	Vice President of Development (since
                                     December 1993); Vice
President - 				Cable Television Group 				(October 1989 -
December 1993); 				Director of Acquisitions and 				Development
(July 1988 - October 				1989); Corporate Marketing Manager -
			Cable Television Group (May 1987 - 				July 1988).



Kenneth M. Jantz	51	Executive Vice President and Chief
				Financial Officer (since February 				1994); Executive Vice
President and 				Chief Financial Officer - Mercom, 				Inc.
(since February 1994); 				Executive Vice President - 				Kiewit
Industrial Co. (March 1992 - 				October 1993); Vice President
and 				Controller - Morrison Knudsen 				Corporation (July 1966
- - - March 				1992).



B. Stephen May	45	Executive Vice President - Long Distance
                                     Group (since July 1993);
Corporate                                            Director of
Marketing - Consolidated 			Communications, Inc. (1991 - 1993);

			Vice President and General Manager -

		                             American Express ISC (1989 -
1991).



Michael J. Mahoeny	43	President - C-TEC Corporation (since
				February 1994); President - Mercom, 			Inc. (since February
1994); 				Executive Vice President - Cable 				Television Group
(June 1991 - 				February 1994); Executive Vice 				President of
Mercom, Inc., an 				affiliate of C-TEC (December 17, 				1991 -
February 1994); Chief 				Operating Officer - Harron
				Communications Corp. (April 1983 -

			December 1990).



Paul  W. Mazza           49       Executive Vice-President -
Telephone Group (since December 1990); Executive Vice President
- - - Cable Television Group (September 1981 - November 1990); Executive Vice President - Mobile Services Group (February 1986
- - - July 1988).



- - -8-

	          Age as of       Office and Date Office Held Since:

Name             March 1, 1994           Other Positions Held




John J. Menapace         49       Vice President - Chief
Administrative 			                             Officer (since
December 1990); Vice 			                             President -
Chief Administrative 			                             Officer -
Mercom, Inc. (since
   March 1992); Vice President Human
         Resources and Administration
     September 1986 - December 1990);
     Director Network Services -
Commonwealth Telephone Co.
             (May 1985 - September 1986); Director
                           - Operations - Commonwealth Telephone
                                         Co. (January 1984 - May
1985); Staff                                          & Services
Manager - Commonwealth
  Telephone Co. (April 1983 - January
               1984).



Raymond B. Ostroski      39       Vice President and General
Counsel (since December 1990); Secretary and General Counsel - Mercom, Inc. (since December 17, 1991); Corporate Secretary -
C-TEC (since October 1989); Corporate Counsel C-TEC (August 1988
- - - December 1990); Assistant Corporate Secretary - C-TEC (April 1986 - October 1989); Associate Counsel - C-TEC (August 1985 - August 1988).



PART II

Item 5.    Market for the Registrant's Common Stock and Related

Stockholders



There were approximately 2,258 holders of Registrant's Common Stock and 979 holders of Registrant's Class B Common Stock on March 1, 1994. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 17 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.



Item 6.    Selected Financial Data.



Information required under Item 6 of Part II is set forth in
Part IV Item 14(a)(1) of this Form 10-K.



Item 7.    Management's Discussion and Analysis of Financial
Condition

and Results of Operations.



Information required under Item 7 of Part II is set forth in
Part IV Item 14(a)(1) of this Form 10-K.





- - -9-

Item 8.    Financial Statements and Supplementary Data.



The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV Item
14(a)(1) of this Form 10-K.



Item 9.    Disagreements on Accounting and Financial Disclosure.



During the two years preceding December 31, 1993, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.



PART III

Item 10.   Directors and Executive Officers of the Registrant



The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(A) of the 1934 Act and is hereby specifically incorporated herein by reference thereto.



The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.



Item 11.   Executive Compensation



The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.



Item 12.   Security Ownership of Certain Beneficial Owners and
Management



The information required under Item 12 of Part III is included in the definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.



Item 13.   Certain Relationships and Related Transactions



The information required under Item 13 of Part III is included in the definitive proxy statement to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.



PART IV

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K.



(a)(1)  Financial Statements:

           Description                          Page

Selected Financial Data

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Consolidated Statements of Operations

for Years Ended December 31, 1993, 1992 and 1991

- - -10-

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K.



(a)(1)  Financial Statements:

           Description                          Page



Consolidated Statements of Cash Flows

for Years Ended December 31, 1993, 1992 and 1991

Consolidated Balance Sheets -

December 31, 1993 and 1992

Consolidated Statements of Common Shareholders'

Equity for Years Ended December 31, 1993,

1992 and 1991

Notes to Consolidated Financial Statements

Report of Independent Accountants



(a)(2)  Financial Statement Schedules:

Description



Condensed Financial Information of

Registrant for the Years Ended December 31,

1993, 1992 and 1991 (Schedule III)

Property, Plant and Equipment for the Years

Ended December 31, 1993, 1992 and 1991

(Schedule V)



Accumulated Depreciation and Amortization of

Property, Plant and Equipment for the Years

Ended December 31, 1993, 1992 and 1991

(Schedule VI)



(a)(2)  Financial Statement Schedules continued



Valuation and Qualifying Accounts and Reserves

for the Years Ended December 31, 1993, 1992 and

1991 (Schedule VIII)



Short Term Borrowings for the Years Ended

December 31, 1993, 1992 and 1991 (Schedule IX)



Supplementary Income Statement Information

for the Years Ended December 31, 1993, 1992

and 1991 (Schedule X)





All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.



(a)(3)  Exhibits



Exhibits marked with an asterisk are filed herewith

and are listed in the index to exhibits on page E-1 of this Form
10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.



(3)  Articles of Incorporation and By-Laws

- - -11-

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K - continued.



(a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 are incorporated herein by reference to
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986, (Commission File No. 0-11053).



(b)  By-laws of Registrant, as amended through October 28, 1993.




(4)  Instruments Defining the Rights of Security Holders,

Including Indentures



(a) Telephone Loan Contract dated as of March 1, 1977 between Commonwealth Telephone Company ("CTCo") and the United States of America, ("USA") acting through the Administrator of the Rural Electrification Administration ("REA") is incorporated herein by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980, (Commission File No. 0-1094).



(b) Mortgage Note dated as of June 14, 1977 made by CTCo. to the Federal Financing Bank ("FFB") is incorporated herein by reference to Exhibit B to the Form 10-Q Report of CTCo. for the quarter ended June 30, 1977.



(c) Mortgage and Security Agreement dated as of June 16, 1977 made by and between CTCo. and USA acting through REA is incorporated herein by reference to Exhibit C to the Form 10-Q
Report of CTCo. for the quarter ended June 30, 1977.



(d) Telephone Loan Contract Amendment dated as of January 30, 1978 between CTCo., Rural Telephone Bank ("RTB"), corporation existing under the laws of the USA, and USA is incorporated herein by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-1094).



(e) Evidence of indebtedness dated as of May 26, 1978 issued under Telephone Loan Contract Amendment identified in 4(d) made by CTCo. to RTB is incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-1094).



(f) Supplemental Mortgage and Security Agreement dated as of May 26, 1978 made by and among CTCo., RTB and USA acting through the Administrator of REA is incorporated herein by reference to Exhibit B to the Form 10-Q Report of CTCo. for the quarter ended June 30, 1978.





- - -12-

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K - continued.



(g) Telephone Loan Contract Amendment dated as of September 11, 1978 among CTCo., RTB and USA acting through the Administrator of REA is incorporated herein by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980, (Commission File No. 0-1094).



(h)  Mortgage Note dated as of March 19, 1980 made by CTCo. to
RTB is incorporated herein by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended December
31, 1980, (Commission File No. 0-1094).



(i) Supplement to Supplemental Mortgage and Security Agreement dated as of March 19, 1980 by and among CTCo., RTB and USA acting through the Administrator of REA is incorporated herein by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980, (Commission File No. 0-1094).



(j) Senior Secured Note Purchase Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC, and various purchasers of the Senior Secured Notes is incorporated herein by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-110-53).



(k) Revolving Secured Credit Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC and a group of commercial banks is incorporated herein by reference to Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-110-53).



(l)  Telephone Loan Contract Amendment, dated as of September
12, 1989, among CTCo, USA acting through

the Administrator of the REA, and the RTB is incorporated herein by reference to Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File
No. 0-110-53).



(m) Mortgage Note, dated July 5, 1990 payable to the order of the RTB is incorporated herein by reference to Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended
December 31, 1990, (Commission File No. 0-110-53).



(n) Supplement to Supplemental Mortgage and Security Agreement, dated as of July 5, 1990, among CTCo,

USA and the RTB is incorporated herein by reference to Exhibit
4(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File No. 0-110-53).





- - -13-

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K - continued.





(o)  Note Purchase Agreement dated as of December 1, 1991 among
C-TEC and various purchasers of senior secured notes is incorporated herein by reference to Exhibit 4(q) to the Company's Annual Report on Form 10-K for the year ended December
31, 1991, (Commission File No. 0-110- 53).



(p) Amended and Restated Credit Agreement dated as of March 27, 1992 among C-TEC and a syndicate of banks is incorporated herein by reference to Exhibit 4(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, (Commission File No. 0-11053).



	(q) Amendment to 9.65% Senior Secured Note Purchase Agreement is incorporated herein by reference to Exhibit 4(q) to the Company's report on Form 10-Q for the quarter ended September
30, 1993, (Commission File No. 0-11053).



	(r) Amendment to Credit Agreement dated as of July 31, 1989 is incorporated herein by reference to Exhibit 4(r) to the Company's report on Form 10-Q for the quarter ended September
30, 1993, (Commission File No. 0-11053).



	(s) Amendment to 9.52% Senior Secured Note Purchase Agreement is incorporated herein by reference to Exhibit 4(s) to the Company's report on form 10-Q for the quarter ended September
30, 1993, (Commission File No. 0-11053).



	(t) Amendment to Amended and Restated Credit Agreement dated as of March 27, 1992 is incorporated herein by reference to
Exhibit 4(t) to the Company's report on Form 10-Q for the quarter ended September 30, 1993, (Commission File No. 0-11053).



(10) Material Contracts



(a)  C-TEC Corporation, 1984 Stock Option and Stock
Appreciation Rights Plan (as amended) is incorporated herein by reference to Exhibit 10(a) to Form S-8 Registration Statement
(as amended) of Registrant filed with the Commission, Registration Nos. 2-98305 and 33-5723.



(b) Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10(b) to Form S-8 Registration Statements
(as amended) of Registrant filed with the Commission, Registration Nos. 2-98305 and 33-5723.











- - -14-

Item 14.   Exhibits, Financial Statement Schedules and Report on
Form

8-K - continued.





(c) Form of Stock Option Agreements is incorporated herein by reference to Exhibit 10(c) to Form S-8 Registration Statements
(as amended) of Registrant filed with the Commission, Registration Nos. 2-98305 and 33-5723.



(d) C-TEC Corporation, Common-Wealth Builder Employee Savings Plan is incorporated herein by reference to Exhibit 28(b) to Form S-8 Registration Statements (as amended) of Registrant filed with the Commission, Registration No. 2-98306 and 33-13066.



(e) Performance Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(g) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1986,
(Commission File No. 0-11053).



(f)  C-TEC Corporation 1994 Stock Option Plan.           *



(11) Computation of Per Share Earnings                         *



(13) Annual Report to Security Holders                         *



Registrant's Annual Report to Shareholders

for 1993.



(22) Subsidiaries of the Registrant                   	    *



Subsidiaries of Registrant as of December 31,

1993.



(24) Consent of Independent Accountants                        *



(28) Additional Exhibits



(a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2-98305, 33-5723, 2-98306 and 33-13066 are incorporated herein by reference to Exhibit 28(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 01-110-53).





(b)  Report on Form 11-K with respect to the Common-Wealth
Builder Plan will be filed as an amendment to this report on Form 10-K.



(b)     Report on Form 8-K



No report on Form 8-K has been filed by Registrant during the last quarter of the period covered by this report on Form 10-K.





- - -15-

SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



C-TEC CORPORATION





Date:  March 30, 1994                       By  David C.
McCourt,

                                               Chief Executive
Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                        Date



PRINCIPAL EXECUTIVE OFFICERS:









David C. McCourt           Chief Executive Officer       March
30, 1994















Michael J. Mahoney         President	        March  30, 1994













PRINCIPAL FINANCIAL OFFICER:













    Kenneth M. Jantz           Executive Vice President
March 30, 1994

                               and Chief Financial Officer












- - -16-

DIRECTORS:





                                                     March 30,
1994

     David C. McCourt






                                                March 30, 1994


James Q. Crowe







                                                March 30, 1994

Walter E. Scott, Jr.







                                                     March 30,
1994

Richard R. Jaros







                                                     March 30,
1994

Robert E. Julian







                                                     March 30,
1994

        Thomas C. Stortz







                                                     March 30,
1994

David C. Mitchell







                                                     March 30,
1994

Frank M. Henry







                                                     March 30,
1994

Donald G. Reinhard







                                                     March 30,
1994

     Eugene Roth, Esquire





                                                     March 30,
1994

     Stuart E. Graham







- - -17-

Form 10-K

Index to Exhibits



Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.



The following exhibits are being filed herewith.





Exhibit No.
Page



(3) Articles of Incorporation and By-laws

(b) By-laws of Registrant, as amended

through October 28, 1993



(4) Instruments Defining the Rights of Security

Holders, Including Indentures



(11) Computation of Per Share Earnings




(13) Annual Report to Security Holders




(22) Subsidiaries of the Registrant




(24) Consent of Independent Accountants





























































- - -18-