Form 10-Q
period 1994-03-31
C TEC CORP
filed 1994-05-13
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549



FORM 10-Q

(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended      March 31, 1994




OR



( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from             to

Commission file number                 0-11053



                            C-TEC CORPORATION


(Exact name of registrant as specified in its charter)





        Pennsylvania                            23-2093008


(State of other jurisdiction of                (IRS Employer

incorporation or organization)               Identification No.)





46 Public Square

P.O. Box 3000

  Wilkes-Barre, Pennsylvania  18703-3000

(Address of principal executive offices)

(Zip Code)



(717) 825-1100

(Registrant's telephone number, including area code)






(Former name, former address and former fiscal year,

if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES     X        NO







Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March
31, 1994.

	Common Stock	7,962,266

	Class B Common Stock	8,547,327





- - -1-

C-TEC CORPORATION





INDEX







PART I.	FINANCIAL INFORMATION                           PAGE NO.



Item 1.	Financial Statements



	Condensed Consolidated Statements of

	Operations-Quarters Ended March 31,

	1994 and 1993                         	3-4



	Condensed Consolidated Balance Sheets-

	March 31, 1994 and December 31, 1993    	5-6



	Condensed Consolidated Statements of

	Cash Flows-Quarters Ended March 31,

	1994 and 1993	7



	Notes to Condensed Consolidated Financial

	Statements	8-10





Item 2.	Management's Discussion and Analysis of

	Results of Operations and Financial

	Condition	11-18







PART II.	Other Information



          	Results of Votes of Security Holders	19



	Exhibits and Reports on Form 8-K	19



	SIGNATURE                                    	20



































- - -2-

I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



C-TEC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)



                                                    Quarter Ended

 March 31

                                                  1994
  1993


SALES	$ 71,987	$ 67,943

COSTS & EXPENSES                            	59,294	59,259

	________	________



OPERATING INCOME                            	12,693	8,684



INTEREST INCOME                                	372	408

INTEREST EXPENSE                              	(8,290)	(8,557)

GAIN ON SALE OF PENNSYLVANIA

   CABLE PROPERTIES	893	-

GAIN ON SALE OF MARKETABLE

EQUITY SECURITIES                           	-	1,988

OTHER INCOME, NET	268	10

	________	________

INCOME BEFORE INCOME TAXES	5,936	2,533

PROVISION FOR INCOME TAXES	2,690	2,328

	________	________

INCOME BEFORE MINORITY INTEREST

AND EQUITY IN UNCONSOLIDATED ENTITIES       	3,246	205



MINORITY INTEREST IN (INCOME) LOSS OF

CONSOLIDATED ENTITIES                        	(216)	(78)

EQUITY IN (LOSS) INCOME OF

UNCONSOLIDATED ENTITIES                   	(201)	(222)

	________	________



INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE

   AND CUMULATIVE EFFECT OF

   ACCOUNTING PRINCIPLE CHANGES	2,829	(95)

EXTRAORDINARY CHARGE - DEBT

   PREPAYMENT PENALTY	(2,861)	-	CUMULATIVE EFFECT ON PRIOR YEARS
OF

CHANGES IN ACCOUNTING PRINCIPLES FOR:

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	-	(1,448)	INCOME
TAXES	-	(53)

POSTEMPLOYMENT BENEFITS	(393)	-

	________	________

NET LOSS	$   (425)	$  (1,596)

	________	________

	________	________


- - -3-

I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS



C-TEC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)





                                                    Quarter Ended

 March 31

                                                  1994
  1993


EARNINGS (LOSS) PER AVERAGE COMMON SHARE

Income (loss) before extraordinary charge

   and cumulative effect of accounting

   principle changes	$.17	$(.01)

Extraordinary charge	(.17)             -

Cumulative effect on prior years

of changes in accounting principles	(.03)	(.09)

                                        __________
__________

  Net Loss	$(.03)	   $(.10)

                                          __________
__________

                                          __________
__________

AVERAGE COMMON SHARES OUTSTANDING	16,509,593	16,498,160

	__________	__________

	__________	__________




See accompanying notes to Condensed Consolidated Financial
Statements.















































- - -4-

C-TEC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in Thousands)



                March 31        December 31

                  1994              1993


ASSETS                                        (Unaudited)
(Audited)

CURRENT ASSETS:

Cash and temporary cash investments	         $ 52,526	$
60,182	Other current assets	45,939	40,874	Deferred income taxes

	2,459	2,125		      ________	________

Total current assets                      	 100,924	103,181

	________	________



PROPERTY, PLANT AND EQUIPMENT

Telephone Plant	384,586	381,411

Cable Plant	177,905	176,297

Cellular Plant                            	27,893	25,513

Other Property, Plant and Equipment       	11,663	11,219

	________	________

Total Property, Plant and Equipment	602,047	594,440

Accumulated Depreciation	257,852	250,632

	________	________

Net Property, Plant and Equipment       	344,195	343,808

	________	________



INVESTMENTS                                 	14,578	16,253

	________	________

INTANGIBLE ASSETS, NET                      	99,166	106,677

	________	________

DEFERRED CHARGES	11,149	9,645

	________	________

TOTAL ASSETS	$570,012	$579,564

	________	________

	________	________



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Note payable to bank	$    826	$      -

Current maturities of long-term

  debt and preferred stock	9,444	6,675	Advance billings &
customer deposits         	7,976	7,698

Accrued taxes	11,760	11,295	Accrued interest	4,286	6,431

Other current liabilities                   	35,956	32,004

	________	________

Total current liabilities                 	70,248	64,103

	________	________






- - -5-

C-TEC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in Thousands)



                                              March 31
December 31

                  1994              1993

                                              (Unaudited)
(Audited)


LONG-TERM DEBT                              	392,538	409,293

	________	________

DEFERRED INCOME TAXES AND INVESTMENT

TAX CREDITS	32,125	30,965

	________	________

OTHER DEFERRED CREDITS                      	12,680	12,545

	________	________

MINORITY INTEREST                           	2,209	2,019

	________	________

REDEEMABLE PREFERRED STOCK	274	276

	________	________

COMMON SHAREHOLDERS' EQUITY:

Common Stock                              	16,887	16,887

Additional Paid-in Capital                	20,635	20,635

Retained Earnings	27,704	28,129

Treasury Stock at cost, 377,842 shares

at March 31, 1994 and December 31, 1993	(5,288)	(5,288)

	________	________

Total Common Shareholders' Equity         	59,938	60,363

	________	________



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  	570,012	579,564

	________	________

	________	________




See accompanying notes to Condensed Consolidated Financial
Statements.





































- - -6-





                       C-TEC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)



                                                       Quarter
Ended

      March 31,

                                                    1994
   1993


NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 16,910	$ 16,223

	________	________

CASH FLOWS FROM INVESTING ACTIVITIES



Additions to Property, Plant & Equipment	(11,905)	(20,561)

Proceeds from sale of Pennsylvania

  cable properties	1,200	-

Proceeds from redemption of investment in

  RTB Stock	1,141	-

Proceeds from sale of marketable

equity securities                       	-	2,063

Acquisitions                              	-	(59)

Other                                     	806	(609)

	________	________



Net Cash Used in Investing Activities     	(8,758)	(19,166)

	________	________

CASH FLOWS FROM FINANCING ACTIVITIES

Penalty on early retirement of debt	(2,861)	-

Issuance of Long-Term Debt	135,143	12,000	Redemption of
Long-Term Debt	(149,132)	(13,147)

Net Short-Term Borrowings	826	1,106

Other	216	202

	________	________	Net Cash (Used in) Provided by

Financing Activities	(15,808)	161

	________	________

Net Decrease in Cash and

Temporary Cash Investments	(7,656)	(2,782)

  Cash and Temporary Cash Investments at

Beginning of Year	60,182	58,837

	________	________

  Cash and Temporary Cash Investments at

March 31,	$52,526	$56,055

	________	________

	________	________

Supplemental Disclosures of Cash Flow

Information

Cash paid during the periods for:

Interest (net of amounts capitalized)	$10,435	$10,186

	________	________

	________	________

Income taxes	$   867	$ 1,072

	________	________

	________	________


See accompanying notes to Condensed Consolidated Financial
Statements.



- - -7-

C-TEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.



2. Certain amounts relating to 1993 have been restated to conform with the 1994 reporting format.



3. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through March 1994, approximately $139,021 in amortization of these assets has been deducted for tax purposes. Management believes that its position is supportable and intends to vigorously oppose these adjustments. Management has filed a petition for redetermination of the deficiencies and additions to tax as set forth in the Notice of Deficiency. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.



4.	During the first quarter of 1994, the Company adopted
Statement of Financial Accounting Standards No. 112-Employers' Accounting for Postemployment Benefits ("SFAS 112"). Under SFAS 112, the Company is required to accrue the cost of certain self-insured postemployment benefits. Previously, the cost of these benefits was accounted for on a pay-as-you-go basis. The Company elected to immediately recognize the cumulative effect on prior years of the change in accounting for postemployment benefits of $393, which is net of income tax benefits of $280. The Company continues to fund the cost of these benefits on a pay-as-you-go basis.



5. On April 1, 1994, the Company signed a definitive agreement for the sale of its cellular properties to Independent Cellular Network, Inc. for approximately $182.5 million. The sale is subject to FCC, Hart-Scott-Rodino and other regulatory approvals. The Company expects the sale to result in a significant nonrecurring gain. The Cellular group had sales of $7,062 and $4,932 for the quarters ended March 31, 1994 and 1993, respectively.







- - -8-

(Thousands of dollars, except per share amounts)



6. In March 1994, the Telephone Group prepaid approximately $135 million mortgage notes payable to the United States through the Rural Electrification Administration, The Rural Telephone Bank and The Federal Financing Bank. The Company borrowed an equal amount from the National Bank for Cooperatives. The most restrictive covenants of the new agreement provide that the Telephone Group must maintain specified ratios for total leverage, interest coverage, and equity to total capitalization.
 The transaction resulted in an extraordinary loss of $2,861, or $.17 per average common share, net of income tax benefits of $2,154.



7.	The provision for income taxes consists of the following:



                                                    1994
1993


Currently payable	$ 2,642	$1,608

Deferred	232	961

Investment Tax Credits	(184)	(241)

		_______	_______

	Total provision	$2,690	$2,328

		_______	_______

		_______	_______


The provision for income taxes is different than the amounts computed by applying the U.S. statutory federal tax rate (35% in 1994 and 34% in 1993). The differences are as follows:



                                                    1994
1993


Income before provision for income taxes and

  cumulative effect of accounting principle

  changes	$ 5,519	$ 2,233

		_______	_______

		_______	_______

Federal tax provision at statutory rate	$ 1,932	$   759

Increase (reduction) due to:

State income taxes, net of federal benefit	1,007	659

Amortization of investment tax credits	(184)	(241)

Rate differential applied

  to reversing timing differences	(119)	8

Estimated nondeductible expenses	375	1,000

Non-deductible goodwill	131	129

Tax-exempt interest	(77)	(100)

Equity in unconsolidated entities	138	109

Adjustments to prior years	(121)	65

Regulatory flow through of taxes	(482)	-

Other, net	90	(60)

		______	______

Provision for income taxes	$2,690	$2,328

		______	______			______	______




- - -9-

(Thousands of dollars, except per share amounts)



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

[/TABLE]

[CAPTION]

                             March 31, 1994            December
31, 1993

                      Deferred Tax Deferred Tax   Deferred Tax
Deferred Tax

                          Assets   Liabilities      Assets
Liabilities

[S]                       [C]          [C]          [C]
 [C]



Net operating loss

 carryovers	$25,266	-	$25,785	-

Alternative minimum

  tax credits	11,916	-	11,052	-

Regulatory liability

 deferred taxes	1,826	-	2,260	-

Benefit plans	1,911	1,309	1,940	1,280

Property, plant and

  equipment	1,407	57,941	1,785	57,670

Intangible assets	56	3,652	66	3,453

Prior business

  combinations	-	1,890	-	1,890

Accruals for nonrecurring

  charges	1,444	-	1,235	-

All other	1,395	2,094	1,406	2,113

	______	_____	______	______

     Subtotal	45,221	66,886	45,529	66,406

Valuation allowance	(6,336)	-	(6,114)	-

	______	______	______	______

Total deferred taxes	$38,885	$66,886	$39,415	$66,406

	______	______	______	______

	______	______	______	______

[/TABLE]



     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.



     The net change in the valuation allowance for deferred tax assets during 1994 was an increase of $222.























- - -10-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of Dollars, except per share amounts)



The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1993.



Results of Operations



	C-TEC Corporation and subsidiaries' (the "Company") income
(loss) before extraordinary charge and cumulative effect of accounting principle changes was $2,829, or $.17 per average common share, for the three months ended March 31, 1994 as compared to ($95), or $(.01) per average common share, for the same period in 1993. Net loss was $425, or $.03 per average common share, for the quarter ended March 31, 1994, including an extraordinary charge of $2,861, ($.17 per average common share), net of income taxes, for penalties on the early repayment of debt of the Telephone Group incurred in connection with a refinancing, and a charge of $393, ($.03 per average common share) for the cumulative effect on prior years of a change in the method of accounting for postemployment benefits. Net loss was $1,596, or $.10 per average common share, for the quarter ended March 31, 1993, including an after-tax gain of $1,312, on the sale of marketable securities and a one-time charge of $1,448, ($.09 per average common share) for the effect on prior years of a required change in accounting for the costs of medical and life insurance benefits provided to retired employees.



	The improved results before extraordinary charges and cumulative effect of accounting principle changes are attributable to the following:



Telephone Group



	For the quarter ended March 31, 1994, the Telephone Group incurred lower central office software costs of $1,636 as compared to the same period in 1993 due to differences in the timing of replacement.



Long Distance Group



	Sales of the Long Distance Group increased $1,196 for the three months ended March 31, 1994, as compared to the same period in the prior year primarily due to a 14% increase in minutes and a 1% increase in the average price per minute of switched service.



	Carrier expense increased due to increases in sales volume, partially offset by a 4% decrease in average carrier cost per minute. Advertising and salaries expense for sales and marketing personnel increased $371 and $396, respectively, due to expansion in new territories of Harrisburg, Allentown, Philadelphia, and Pittsburgh.













- - -11-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of Dollars, except per share amounts)



Mobile Services Group



	For the three months ended March 31, 1994, sales increased $2,130 over the comparable period in 1993. The increase is due primarily to higher access and usage revenue of $1,183 and higher foreign roaming revenue of $456. Access and usage revenue increased primarily due to approximately 14,000 additional subscribers. Increased roaming by other carriers' customers and additional cellular sites account for the increase in foreign roaming revenue. Additionally, equipment sales increased $212.



	Operating expenses increased primarily due to higher equipment costs of $375 and higher commissions of $181 associated with the increase in equipment sales; higher roaming expense of $334; and higher salaries and benefits.



Cable Group



	Sales of the Cable Group increased approximately $865 for the three months ended March 31, 1994 as compared to the same period in 1993 primarily as a result of approximately 6,000 additional subscribers. Additional revenue sources, including higher pay per view resulting from additional events in 1994, offset lower rental revenue of approximately $421 due to changes in FCC pricing regulations for the cable industry.



	Other income sources declined as during the quarter ended March 31, 1994 the Cable Group sold its Pennsylvania cable properties at a gain of $893 while the pretax gain on the sale of marketable securities realized during the first quarter of 1993 was $1,988.



Other



	Allocated corporate charges decreased approximately $1,051 during the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to a decrease in salary and bonus expense as a result of the change in control of the Company in October 1993.



Interest



	There were no significant changes in interest income or interest expense during the three months ended March 31, 1994 as compared to the same period in 1993.



Income Taxes



	For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in footnote 7 to this quarterly report.



Financial Condition



	Other current assets increased primarily due to a one day delay in timing of receipt of a $2,514 payment to the Telephone Group from a major interexchange carrier. Additionally, current assets increased as a result of the required prepayment by the Telephone Group of its 1994 Pennsylvania Gross Receipts Tax.
The unamortized balance was $1,592 at March 31, 1994.



- - -12-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of Dollars, except per share amounts)



Financial Condition, continued



	Other than changes resulting from equity pick-ups, investments decreased by $1,141 as a result of the refund of Rural Telephone
Bank stock on the unexpended portion of borrowings refinanced during the first quarter of 1994 with the National Bank for Cooperatives.



	Deferred charges increased primarily as a result of the agreement reached by the Telephone Group in 1993 with the Pennsylvania Public Utility Commission that the Telephone Group will be permitted to recognize only state income taxes actually paid as a cost of service. Accordingly, a regulatory asset has been established for taxes expected to be recovered from ratepayers when such taxes are actually paid.



	Other current liabilities increased primarily as a result of accruals for costs associated with construction projects of the Telephone Group which were delayed throughout the winter due to poor weather conditions.



Liquidity and Capital Resources



March 31     December 31

  1994           1993


Cash and Temporary Cash Investments   	$ 52,526      $ 60,182

	________	________

	________	________

Working Capital                       		$ 30,676	$ 39,078

	________		________

	________		________



Long-Term Debt	$392,538	$409,293

	________	________

	________	________
Three Months Ended March 31

  1994           1993

Net cash provided by

operating activities	$ 16,910	$ 16,223

	________	________

	________	________

Operating income before depreciation

and amortization	$ 30,890	$ 27,054

	________	________

	________	________

	 Investing Activities:

Additions to property, plant

and equipment	$ 11,905	$ 20,561

Acquisitions		-	59

		________	________

Total                                  		$ 11,905	$ 20,620

	________	________

________		________


- - -13-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of dollars, except per share amounts)



Liquidity and Capital Resources, continued



	The Company's cash and temporary cash investments decreased $7,656 over December 31, 1993, primarily due to a reduction of approximately $13,000 in the Cable group's revolving lines of credit, offset by an excess of $5,000 cash generated by operations over capital additions.



	Net cash provided by operating activities represented 142.0% and 78.9% of additions to property, plant and equipment for the three months ended March 31, 1994 and 1993, respectively. Since the nature of the Company's business is capital intensive, management believes that the Company's ability to generate cash in excess of capital additions is a significant factor in providing discretionary resources for acquisitions and other investment opportunities as well as to meet scheduled debt payments.



	The Company has additional credit facilities to be drawn upon if needed. Unused credit facilities aggregated $62,000 and $21,654 for C-TEC and its Cable subsidiary, respectively, at March 31, 1994.



	The Company's liquidity position has been further strengthened as a result of the Telephone Group's prepayment of mortgage notes payable to the United States of America. As discussed in Footnote 6, this debt was replaced with an equal amount of debt with the National Bank for Cooperatives. This refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group.



	Additionally, as discussed in Footnote 5, the Company has entered into a definitive agreement for the sale of its cellular properties for approximately $182.5 million.



	The Company has adequate resources to meet its short term obligations, including any liability which may arise as a result of the IRS audit referred to in Note 3. Management estimates that the Company will continue to generate cash from operations in order to meet its long-term obligations.





























- - -14-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of dollars, except per share amounts)



REGULATORY ISSUES



CABLE TELEVISION CONSUMER PROTECTION

AND COMPETITION ACT



The Cable Television Consumer Protection and Competition Act of
1992 (the "Act"), enacted on October 5, 1992 and effective April
3, 1993, regulates the cable television industry.



Basic Rate Regulation



The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition. Basic service is the level of programming which must be subscribed to in order to receive access to any other tier of service. The basic service tier must, at a minimum, include all "must-carry" channels; any public, educational, or governmental access channels required by the franchisor; and all television signals other than non-local satellite-delivered superstations. The FCC must determine whether each cable system is subject to effective competition.



Effective competition is defined by the Act to exist if: (1) fewer than 30 percent of the households in the franchise area subscribe to the service of the current cable system; (2) the franchise area is served by at least two unaffiliated multichannel video programming distributors, each of which offers programming to at least 50 percent of the households and is subscribed to by at least 15 percent of such households; or
(3) a multichannel video operator owned by a franchise authority offers service to at least 50 percent of the households in the franchise area. The FCC has announced that for those systems not subject to effective competition, rates will be regulated jointly by the FCC and state and local governments. The FCC has delegated the responsibility of regulation of the basic service tier to the applicable local franchise authority. In order to regulate rates, such authority must be certified by the FCC. In order to be certified, the authority must apply for certification; have the legal authority to regulate; and the franchise area must lack effective competition. A franchise authority may choose not to regulate rates. A local franchise authority that is certified must apply the FCC's benchmark formula. A local franchise authority that lacks the legal authority to regulate or the personnel to administer the regulation may request the FCC to regulate basic rates.



The FCC has broad authority in adopting regulations to ensure that rates are reasonable. The Act permits the FCC to determine what is a "reasonable profit" for the cable operator. The factors which the FCC must take into account in making this determination include, among other things, rates for cable systems subject to effective competition; direct costs of obtaining and providing basic tier service; capital and operating costs of the cable operators, including programming costs; advertising revenues received by the cable operator from basic tier service programming; and certain franchise expenses. The FCC must establish criteria for determining whether rates for service other than basic tier are reasonable and must develop procedures for resolution of complaints and refund of rates determined to be unreasonable.



- - -15-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of dollars, except per share amounts)



	On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay-per-view and premium channels are frozen until May 15, 1994.
 The initial rules, which are in effect until May 15, 1994, permit the retiering and unbundling of services as long as the overall rate per subscriber is not increased. Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark will be required to roll back its rates to the systems rates as of September 30, 1992, plus an adjustment for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September 30, 1992. This ten percent reduction represents the competitive differential calculated by the FCC in the initial rate order between the rates charged by competitive and non-competitive cable systems.
A system with rates above the benchmark may utilize a cost-of-service showing to justify its rates and avoid the rate reduction.



	Equipment charges for basic tier service are also subject to rollback to the level representing the cost of the equipment including a reasonable profit (to be determined by the local franchise authority). In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed.



	On February 22, 1994, the FCC adopted revised regulations that will become effective on May 15, 1994. Regulated cable rates that are in place after May 15, 1994 will be evaluated under the new rules. Rates in effect before that date will be evaluated using the FCC's initial rules described above. These new regulations will require cable operators to reduce their September 30, 1992 regulated rates to a new benchmark based on the FCC's revised calculation of a 17 percent competitive differential. Adjustments to the competitive differential may be made for (1) inflation occurring between October 1, 1992 and September 30, 1993, (2) changes in external costs that have occurred since the system became subject to initial regulation at either the local or federal level; or February 28, 1994, whichever date is earliest and (3) changes that have resulted from the addition or deletion of programming channels to regulated tiers since September 30, 1992.



	As a result of these revised rules, regulated cable operators will have to apply the revised competitive differential by May
15, 1994, or, subject to certain restrictions, by July 14, 1994.
 Cable systems that relied on the benchmark approach to rate-setting under the initial rate regulation structure may choose the benchmark approach or a cost-of-service approach to justify their rates under the new rate regulation scheme.
Systems that do not make the rate reductions needed to bring their rates down to the full reduction rate by May 15, 1994 will be subject to refund liability unless they can successfully show, through a cost-of-service showing, that their costs justify higher rates.









- - -16-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of dollars, except per share amounts)





Anti-Buy Through



The Act prohibits cable operators from requiring subscribers to buy any level of service other than basic tier to receive programming offered on a per-channel or per-program basis.



Must-Carry



Cable operators are required by the Act to carry the signals of qualified local commercial and non-commercial television stations which demand carriage.



Retransmission Consent



The FCC requires cable operators to negotiate licenses with the local commercial television stations whose programming the operator desires the right to carry but which do not demand carriage.



Other Provisions



Other regulations under the Act include: (1) cable operators customer service requirements; (2) limitations on indecent and objectionable programming; (3) resolution of complaints relative to unreasonable rates; (4) signal quality; (5) disposition of home wiring; (6) limitations on ownership of cable systems; and
(7) consumer electronics equipment compatibility.



Various legal proceedings by other cable operators have commenced regarding the constitutionality of several of the Act's provisions.



Impact to the Company



	In determining the impact of the initial FCC basic rate benchmark rules on a Company's current system revenues, cable companies were permitted, prior to September 1, 1993, to restructure their rates and channel offerings as long as the overall rate per subscriber was not increased. Management does not believe that the Company's current restructured rates will be significantly affected by the initial rate regulation because its systems are below the original FCC benchmarks and the average rate per subscriber did not increase after restructuring, based on operating results which have occurred subsequent to the September 1, 1993 effective date.



	In November, 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated A la carte offerings and whether these and other changes were in compliance with the Act. The Company believes that it is full compliance with the original Act. The Company has responded to the letters of inquiry; however, to date there has been no response from the FCC.







- - -17-

Item 2.  Management's Discussion and Analysis of Financial
Condition

and Results of Operations, continued

(Thousands of dollars, except per share amounts)



Impact To Company, continued



	The franchise certification process to regulate rates began September 1, 1993. To date approximately 48% of the Company's municipalities have filed to regulate basic cable service rates with 32% of these municipalities currently certified to regulate basic rates. Although the Company believes that there will be challenges to its regulated rate structure, the Company does not believe that these challenges will be significant based on complaints received to date.



	The Company is currently evaluating the effect of the latest FCC regulations on it's rates. Cable rates subject to federal regulation may be raised in the future annually to recover inflationary increases, and quarterly to recover increases in certain external costs including programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements. All rate increases on basic service must be approved by the local municipality if it has certified to regulate basic cable service rates. Rate increases on cable programming tier services may be passed through automatically after giving the FCC 30 days' notice. The Company also has the option of raising rates higher than the above formula with a cost-of-service showing. The Company is exploring all of the rate options outlined in the current regulations. It is impossible at this time to definitively project the impact of this new regulatory environment on the Company's regulated cable rates in the future. However, it is likely that lower operating margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards.



PENNSYLVANIA PUBLIC UTILITY COMMISSION



	The Company's local exchange telephone subsidiary, Commonwealth Telephone Company (CTCo"), is subject to a rate-making process regulated by the Pennsylvania Public Utility Commission.
Consequently, the ability of the Telephone Group to generate increased income and cash flow is largely dependent on its ability to increase its subscriber base, obtain higher message volumes and control its expenses.



PART II - OTHER INFORMATION

Item 4.    Results of Votes of Security Holders



The annual meeting of Shareholders was held on April 21, 1994.
Matters submitted to and approved by Shareholders included the election of the following Directors:



                Nominee                 In Favor     Against
 Withheld


	David C. McCourt	116,612,528	129,885	7,580

	David C. Mitchell	116,612,528	129,885	7,580

	Donald G. Reinhard	116,560,662	181,751	7,580

	Walter Scott, Jr.	116,616,668	125,745	7,580


- - -18-

PART II - OTHER INFORMATION

Additional Directors whose term of office as a Director continued after the meeting included:



	James Q. Crowe

	Stuart E. Graham

	Frank M. Henry

	Richard R. Jaros

	Robert E. Julian

	Eugene Roth

	Thomas C. Stortz



	Additional matters submitted to and approved by shareholders included the ratification of the selection of Coopers & Lybrand as the Company's independent auditors for the year ending
December 31, 1994.



	The shareholders also approved the Company's 1994 Stock Option
Plan.



	The votes of stockholders on these matters were as follows:



                                        In Favor     Against
 Withheld


	Auditors	101,442,671	4,060,870	614,837

	Stock Option Plan	 88,396,084	    6,830	  7,578




Item 6.    Exhibits and Reports on Form 8-K



	a.(3)  Exhibits



	  (4)  Instruments Defining the Rights of Security Holders,
                    Including Indentures

                  (u) Loan Agreement dated as of March 29, 1994,
made by and 	                     between Commonwealth Telephone
Company and the National                       Bank for
Cooperatives

	  (10) Material Contracts

                  (f) C-TEC Corporation, 1994 Stock Option Plan



	b.  Reports on Form 8-K



	There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

















- - -19-

SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







C-TEC CORPORATION











DATE: May 13, 1994                           /s/ Bruce C.
Godfrey

________________________

Bruce C. Godfrey

Executive Vice President and

Chief Financial Officer





























































- - -20-