Form 10-Q
period 1994-06-30
C TEC CORP
filed 1994-08-15
CIK 310433

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 0-11053

                        C-TEC CORPORATION
          (Exact name of registrant as specified in its charter)

        Pennsylvania                            23-2093008
(State of other jurisdiction of                (IRS Employer
incorporation or organization               Identification No.)

                        46 Public Square
                         P.O. Box 3000
               Wilkes-Barre, Pennsylvania  18703-3000
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

YES     X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1994.
                       Common Stock          7,962,266
                       Class B Common Stock  8,547,327

                         C-TEC CORPORATION


                              INDEX



PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations-Quarters and Six Months
         Ended June 30, 1994 and 1993

         Condensed Consolidated Balance Sheets-
         June 30, 1994 and December 31, 1993

         Condensed Consolidated Statements of
         Cash Flows-Six Months Ended June 30,
         1994 and 1993

         Notes to Condensed Consolidated Financial
         Statements


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURE

                    PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                 C-TEC CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                            (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)

                           Quarter Ended    Six Months Ended
                             June 30,           June 30,

                          1994     1993       1994       1993
SALES                   $73,127  $70,287    $145,114   $138,230
COSTS & EXPENSES         64,257   60,092     123,551    119,351
                        -------  -------     -------    -------
OPERATING INCOME          8,870   10,195      21,563     18,879
INTEREST INCOME             878      431       1,250        839
INTEREST EXPENSE         (8,043)  (8,590)    (16,333)   (17,147)
GAIN ON SALE OF
 PENNSYLVANIA CABLE
 PROPERTIES                   -        -         893          -
GAIN ON SALE OF
 MARKETABLE
 EQUITY SECURITIES            -        -           -      1,988
OTHER INCOME,
 NET                        345       142         613       152
                         ------   -------     -------   -------

INCOME BEFORE
 INCOME TAXES             2,050     2,178       7,986     4,711
PROVISION
 FOR INCOME TAXES         1,283     2,137       3,973     4,465
                        -------   -------     -------   -------
INCOME BEFORE
 MINORITY INTEREST AND
 EQUITY IN
 UNCONSOLIDATED
 ENTITIES                   767        41      4,013        246

MINORITY INTEREST IN
 (INCOME) OF               (260)     (118)      (476)      (196)
 CONSOLIDATED ENTITIES
EQUITY IN INCOME OF
 UNCONSOLIDATED ENTITIES    482       451        281        229
                        -------   -------    -------    -------

                 C-TEC CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                            (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)
                           Quarter Ended    Six Months Ended
                             June 30,           June 30,
                          1994     1993       1994       1993
INCOME (LOSS) BEFORE
 EXTRAORDINARY CHARGE
 AND CUMULATIVE EFFECT
 OF ACCOUNTING PRINCIPLE
 CHANGES                    989      374       3,818       279
EXTRAORDINARY CHARGE-
 DEBT PREPAYMENT PENALTY      -        -      (2,861)        -
CUMULATIVE EFFECT ON PRIOR
 YEARS OF CHANGES IN
 ACCOUNTING PRINCIPLES FOR:
 POSTEMPLOYMENT BENEFITS      -        -        (393)        -
 POSTRETIREMENT BENEFITS
  OTHER THAN PENSIONS         -        -           -    (1,448)
 INCOME TAXES                 -        -           -       285*
                         ------   ------      ------    ------
NET INCOME (LOSS)        $  989   $  374     $   564    $ (884)
                        =======  =======     =======   =======
 EARNINGS (LOSS) PER
 AVERAGE COMMON SHARE
 Income before
 extraordinary charge
 and cumulative effect
 of accounting
 principle changes        $  .06   $  .02     $   .23   $  .02

 Extraordinary charge         -        -         (.17)       -
 Cumulative effect on
 prior years of
 changes in accounting
 principles                   -        -         (.03)    (.07)
                         -------  -------     -------  -------

Net Income (Loss)       $   .06   $  .02     $   .03    ($  .05)
                        =======  =======     =======    =======
AVERAGE COMMON SHARES
OUTSTANDING         16,509,593 16,508,472 16,509,593 16,503,344

*Restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.
 See accompanying notes to Condensed Consolidated Financial
 Statements.

               C-TEC CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                      (Dollars in Thousands)
                                         June 30    December 31
                                            1994        1993
ASSETS                                  (Unaudited)  (Audited)
CURRENT ASSETS:
Cash and temporary cash investments      $ 47,328     $ 60,182
Other current assets                       48,811       40,874
Deferred income taxes                       3,134        2,125
                                          -------      -------
 Total current assets                      99,273      103,181
                                          -------      -------
PROPERTY, PLANT AND EQUIPMENT
 Telephone Plant                          388,430      381,411
 Cable Plant                              180,902      176,297
 Cellular Plant                            30,468       25,513
 Other Property, Plant and Equipment       12,143       11,219
                                          -------      -------
  Total Property, Plant and Equipment     611,943      594,440
 Accumulated Depreciation                 264,040      250,632
                                          -------      -------
  Net Property, Plant and Equipment       347,903      343,808
                                          -------      -------
INVESTMENTS                                14,711       16,253
                                          -------      -------
INTANGIBLE ASSETS (Net of accumulated
 amortization of $155,976 at June 30,
 1994 and $141,295 at December 31, 1993)   91,669      106,677
                                          -------      -------
DEFERRED CHARGES                           17,249        9,645
                                          -------      -------
TOTAL ASSETS                             $570,865     $579,564
                                          =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
 debt and preferred stock                 $ 9,449     $  6,675
Advance billings & customer deposits        8,526        7,698
Accrued and deferred taxes                 11,684       11,295
Accrued interest                            6,567        6,431
Other current liabilities                  34,513       32,004
                                          -------      -------
   Total current liabilities               70,739       64,103
                                          -------      -------

               C-TEC CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                      (Dollars in Thousands)
                                         June 30    December 31
                                           1994        1993

LONG-TERM DEBT                           386,187    409,293
                                         -------    -------
DEFERRED INCOME TAXES AND INVESTMENT
 TAX CREDITS                              30,572     30,965
                                         -------    -------
OTHER DEFERRED CREDITS                    19,718     12,545
                                         -------    -------
MINORITY INTEREST                          2,448      2,019
                                         -------    -------
REDEEMABLE PREFERRED STOCK                   274        276
                                         -------    -------
COMMON SHAREHOLDERS' EQUITY:
  Common Stock                            16,887     16,887
  Additional Paid-in Capital              20,635     20,635
  Retained Earnings                       28,693     28,129
  Treasury Stock at cost, 377,842 shares
  at June 30, 1994 and December 31, 1993  (5,288)    (5,288)
                                         -------    -------
Total Common Shareholders' Equity         60,927     60,363
                                         =======    =======


TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY
                                        $570,865   $579,564
                                        ========   ========

See accompanying notes to Condensed Consolidated Financial Statements.

             C-TEC CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
                    (Dollars in Thousands)
                                           Six Months Ended
                                                June 30,
                                             1994      1993
NET CASH PROVIDED BY OPERATING ACTIVITIES $  33,038  $ 36,949
                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant & Equipment    (27,162)  (34,212)
Proceeds from sale of Pennsylvania
 cable properties                             1,200        -
Proceeds from redemption of investment
 in RTB stock                                 1,141        -
Proceeds from sale of marketable
 equity securities                                -     2,063
Acquisitions                                   (250)   (1,455)
 Other                                        1,907       919
                                            -------   -------
Net Cash Used in Investing Activities       (23,164)  (32,685)
                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt                  141,176     13,000
Redemption of Long-Term Debt               (161,510)   (19,277)
Penalty on early retirement of debt          (2,861)         -
Other                                           467        239
                                            -------    -------
Net Cash Used in Financing Activities       (22,728)    (6,038)
                                            -------    -------
Decrease in Cash and
 Temporary Cash Investments                 (12,854)    (1,774)
Cash and Temporary Cash Investments at
 Beginning of Year                           60,182     58,837
                                            -------    -------
Cash and Temporary Cash Investments at
 June 30,                                  $ 47,328   $ 57,063
                                            =======    =======
Supplemental Disclosures of Cash Flow
 Information
Cash paid during the periods for:
 Interest (net of amounts capitalized)     $ 16,196    $17,153
                                            =======    =======
 Income taxes                              $  3,503    $   937
                                            =======    =======
See accompanying notes to Condensed Consolidated Financial Statements.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the finaancial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.

2. Certain amounts relating to 1993 have been restated to conform with the 1994 reporting format.

3. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through June 1994, approximately $151,090 in amortization of these assets has been deducted for tax purposes. Management believes that its position is supportable and intends to vigorously oppose these adjustments. Management has filed a petition for redetermination of the deficienceis and additions to tax as set forth in the Notice of Deficiency. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.

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

5. On April 1, 1994, the Company signed a definitive agreement for the sale of certain of its cellular properties to Independent
Cellular Network, Inc. for approximately $182.5 million, subject to certain The Company's paging and telephone answering operation are part of its cellular properties but not subject to a formal plan of disposition at this time. Therefore; the Company has not accounted for the disposition discussed above as discontinued operations of a business segment. The Company expects the sale to result in a significant nonrecurring gain. The Cellular group had sales of $8,103 and $5,980 for the quarters ended June 30, 1994 and 1993, respectively, and sales of $15,165 and $10,912 for the six months ended June 30, 1994 and 1993, respectively.
Included in cellular group sales are sales of the paging and telephone answering service operations of $724 and $519 for the quarters ended June 30, 1994 and 1993, respectively, and sales of $1,379 and $1,039 for the six months ended June 30, 1994 and 1993, respectively.

6. In March 1994, the Telephone Group prepaid approximately $135 million, in full of all indebtedness, to the United States of America through the Rural Electrification Administration, The Rural Telephone Bank and The Federal Financing Bank. The Company borrowed an equal amount from the National Bank for Cooperatives. The refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. The most restrictive covenants of the new agreement provide that the Telephone Group must maintain specified ratios for total leverage, interest coverage, and equity to total capitalization. The transaction resulted in an extraordinary loss of $2,861, or $.17 per average common share, net of income tax benefits of $2,154.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)


6.  continued

Long-term debt outstanding at June 30, 1994 is as follows:

Mortgage note payable to the
 National Bank for Cooperatives            $132,890
Senior Secured Notes
 9.65% due 1999                             150,000
Senior Secured Notes
 9.52% due 2001                             100,000
Revolving Credit Agreements                  11,000
Other                                         1,727
                                            -------
     Total                                  395,617
Due within one year                           9,430
                                            -------
          Total Long-Term Debt             $386,187
                                            =======

Substantially all the assets of the Telephone Group are subject to the liens of the mortgage and security agreements granted to the National Bank for Cooperatives as security for the loan.

The mortgage note payable to the National Bank for Cooperatives is payable in equal monthly installments of $751, which commenced in April 1994 and end in March 2009. Principal payments due under the prior maturity schedule for the years 1994 through 1998 ranged from $4.5 million to $5.7 million on an annual basis. Interest is payable under certain fixed and floating rate options available under the loans based on Prime, U.S. Treasury, LIBOR, or quoted rates. At June 30, 1994, the weighted average interest rate under the various options elected for outstanding borrowings was 6.65%.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

7.   The provision (benefit) for income taxes consists of the following:
                                           Six Months Ended
                                                June 30,
                                          1994           1993
Currently payable                       $ 6,038        $ 3,284
Deferred                                 (1,696)         1,644
Investment Tax Credits                      369           (463)
                                         _______       _______
  Total provision                       $ 3,973        $ 4,465

The provision (benefit) for income taxes is different than the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                            Six Months Ended
                                                  June 30,
                                           1994          1993
Income (loss) before provision
 (benefit) for income taxes,
 extraordinary item and
 cumulative effect of accounting
 principle changes                      $ 7,791         $ 4,744
Federal tax provision (benefit) at
 statutory rate                           2,727           1,613
 Increase (reduction) due to:
State income taxes, net of
 federal benefit                          1,690           1,217
Amortization of investment tax credits     (369)           (463)
Rate differential applied
 to reversing timing differences           (241)             26
Estimated nondeductible expenses            750           2,060
Non-deductible goodwill                     262             249
Tax-exempt interest                        (152)           (193)
Equity in unconsolidated entities           288
Adjustments to prior year                  (113)            185
Flow through of state deferred
income taxes                               (972)              -
Other, net                                  103            (229)
                                         _______         _______
Provision (benefit) for income taxes    $ 3,973         $ 4,465

(Thousands of dollars, except per share amounts)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 30, 1994 are as follows:

                    6/30/94     12/31/94     6/30/93    12/31/93
                   Deferred     Deferred     Deferred   Deferred
                     Tax          Tax          Tax        Tax
                    Assets     Liabilities   Assets     Liabilities
Net operating loss
 carryovers          $ 26,521          -     $ 25,785        -
Alternative minimum
 tax credits           12,178          -       11,052        -
Regulatory liability
 deferred taxes         4,111          -        2,260        -
Benefit plans           1,739       1,318       1,940    1,280
Property, plant and
 equipment              1,259      59,004       1,785   57,670
Intangible assets          46       3,848          66    3,453
Prior business
 combinations               -       1,890          -     1,890
Accruals for
 nonrecurring charges   1,090          -        1,235        -
All other               3,325       3,639       1,406    2,113
                      _______     _______      _______ _______
   Subtotal          $ 50,269                $ 45,529 $ 66,406
Valuation allowance    (6,528)         -       (6,114)       -
                      _______     _______     _______  _______
Total deferred taxes $ 43,741    $ 69,699     $ 39,415 $ 66,406

     In the opinion of management, based on the future reversal of existing future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

     The net change in the valuation allowance for deferred tax assets during 1994 was an increase of $414.

8.   Statement of Financial Accounting Standards No. 115 -
"Accounting for Certain Investments in Debt and Equity
Securities" is effective for fiscal years beginning after December 15, 1993. The Company currently has no investments subject to the provisions of SFAS 115; therefore, this new accounting standard had no impact on the Company for the six month period ended June 30, 1994.

(Thousands of dollars, except per share amounts)


9. On April 21, 1994, the shareholders approxed the Company's 1994 Stock Option Plan. The Plan provides for the grant of up to 1,350,000 shares of Common Stock to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. Generally, the options are to be granted within ten years from the date of the adopted plan.

     As of June 30, 1994, 350,000 options are outstanding at $25.50 under the Plan, none of which are exercisable at that date.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations,
         (Thousands of Dollars, except per share amounts)

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1993.

Results of Operations

C-TEC Corporation and subsidiaries' (the "Company") net income was $989, or $.06 per average common share, for the three months ended June 30, 1994 as compared to net income of $374, or $.02 per average common share, for the same period in 1993.

For the six months ended June 30, 1994 and 1993 net income (loss) was $564, or $.03 per average common share and ($884), or ($.05) per average common share, respectively. Results for the six months ended June 30, 1994 include an extraordinary charge of $2,861, or $.17 per average common share, for a penalty on the early repayment of debt of the Telephone Group incurred in connection with a debt refinancing. Results for the six months ended June 30, 1993 include substantially offsetting amounts for a gain on the sale of marketable securities of $1,312, net of income taxes, and a charge of $1,488, net of income taxes, for the cumulative effect of a change in accounting principles for postretirement benefits other than pensions.

Telephone Group

For the quarter and six months ended June 30, 1994 interstate access revenue exceeded the amounts for the comparable periods in 1993 primarily due to growth in access minutes and a retroactive line haul adjustment of approximately $1,400. For the quarter ended June 30, 1994, the Telephone Group incurred higher central office software costs of approximately $900 as compared to the same period in 1993 due to differences in the timing of replacement. Such expenses are approximately $800 below the 1993 level for the six months ended June 30, 1994; however, at this time, the Telephone Group expects its total 1994 software expense to be approximately the same as the 1993 software expense.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

Cable Group

For the three months ended June 30, 1994, the Cable Group had higher basic revenue of approximately $700 as compared to the same period in 1993 primarily due to an increase in subscribers. This increase was partially offset primarily by lower rental revenue of approximately $441 due to changes in FCC pricing regulations for the cable industry. Operating expenses were relatively stable as compared to the same period in 1993.

For the six months ended June 30, 1994 the Cable Group had higher basic revenue of approximately $1,600 as compared to the same period in 1993 primarily as a result of approximately 6,300 additional subscribers. This increase was partially offset by lower rental revenue of approximately $860 due to a reduction in the rental rate charged for converters and remotes to cost as mandated by the FCC. Operating expenses were relatively stable as compared to the same period in 1993. Other income sources declined as during the six months ended June 30, 1994 the Cable Group sold its Pennsylvania cable properties at a pretax gain of approximately $900 while the pretax gain on the sale of marketable securities realized during the period in 1993 was $1,988.

Mobile Services Group

See footnote 5 for a discussion of the sale of certain of the Company's cellular properties.

For the three months ended June 30, 1994 sales of the Mobile Services Group increased approximately $2,100 over the comparable period in 1993. The increase is primarily due to higher access and usage revenue of $1,300, higher foreign roaming revenue of $288 and higher home roaming revenue of $305. Access and usage revenue increased primarily due to additional subscribers. Increased roaming by other carriers' customers and additional cellular sites account for the increase in foreign roaming revenue. Home roaming revenue increased primarily due to subscriber base additions. Operating expenses increased primarily due to higher roaming expense of $441.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

Mobile Services Group, continued

For the six months ended June 30, 1994 sales increased approximately $4,250 over the comparable period in 1993 primarily due to higher access and usage revenue of approximately $2,500, higher foreign roaming revenue of $744, higher home roaming revenue of $491 and higher equipment sales of $333. Operating expenses increased due to higher roaming expense of $775, higher commissions of $259 and higher costs for equipment, salaries and benefits.

Long Distance Group

Sales of the Long Distance Group increased approximately $1,200 and $2,400 during the quarter and six months ended June 30, 1994, respectively, as compared to the same periods in 1993 primarily due to increases in customers and the average sales price per minute. Carrier, access and advertising expense increases offset the increase in sales for both the quarterly and year-to-date periods.

Other

Allocated corporate charges decreased approximately $575 and $1,626 for the quarterly and six month periods ended June 30, 1994, respectively, as compared to the same periods in 1993 primarily due to lower salary and bonus expense as a result of a change in control of the Company in October 1993.

Interest Expense

During the three and six months ended June 30, 1994, interest expense decreased $547 and $814, respectively, as compared to the same periods in 1993 primarily due to a lower effective rate during the period on Telephone Company debt due to the refinancing which occurred in March 1994 and to lower outstanding debt levels at the Cable
Group.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

Interest Expense, continued

     The Company has an interest rate swap agreement entered into in October 1992, which effectively converted $100,000 of parent company debt from fixed to variable rate. The interest rate swap agreement reduced interest expense which otherwise would have been reported for the three months ended June 30, 1994 and 1993 by $87 and $224, respectively. For the six months ended June 30, 1994 and 1993, the swap agreement reduced interest expense which would otherwise have been reported by $301 and $445, respectively. From the inception of the agreement through June 30, 1994, reported interest expense was reduced by $1,385 as a result of the swap agreement. The agreement expires in December 1994. The Company expects interest expense to be $279 higher than would otherwise be for the period July 1994 through December 1994. The refinancing discussed in Note 6 to the condensed consolidated financial statements resulted in an increase in the weighted average effective interest rate at June 30, 1994 from 6.25% under prior financing to 6.65%. Based on the amount of debt outstanding at June 30, 1994, the approximate annual increase in interest cost is $530. However, this amount is subject to fluctuations based on changes in interest rates or the various options elected in respect of outstanding borrowings.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

Income Taxes

For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in footnote 7 to this quarterly report.

Financial Condition

Other current assets increased primarily due to a one day delay in timing of receipt of a $2,170 payment due to the Telephone Group from a major interexchange carrier. The Telephone Group also had a $1,002 receivable for a retroactive interstate settlement adjustment which was received in July 1994. Receivables for the Communication Services Group increased approximately $1,900 primarily due to billings on several significant contracts which commenced in the second quarter of 1994. Additionally, other current assets increased as a result of the required prepayment by the Telephone Group of its 1994 Pennsylvania Gross Receipts Tax. The unamortized balance was $1,061 at June 30, 1994.

Investments decreased primarily as a result of a $1,141 refund to the Telephone Group of Rural Telephone Bank stock on the unexpended portion of borrowings related to the refinancing which occurred during the first quarter of 1994 with the National Bank for Cooperatives.

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

Liquidity and Capital Resources
                                       June 30    December 31
                                         1994         1993
Cash and Temporary Cash Investments   $ 47,328     $ 60,182
                                       =======      =======
Working Capital                       $ 28,534     $ 39,078
                                       =======      =======
Long-Term Debt                        $386,187     $409,293
                                       =======      =======
                                     Six Months Ended June 30
                                        1994          1993
Net cash provided by
 operating activities                 $ 33,038     $ 36,949
                                       =======      =======

Operating income
 before depreciation
 and amortization                     $ 58,253     $ 55,805
                                       =======      =======
Investment Activities:
 Additions to property, plant and
  equipment                           $ 27,162     $ 34,212
Acquisitions                               250        1,455
                                       -------      -------
Total                                 $ 27,412     $ 35,667
                                       =======      =======

The Company's cash and temporary cash investments decreased
$12,854 over December 31, 1993, primarily due to a reduction of approximately $17,000 in the Cable group's revolving lines of credit, offset by an excess of $6,000 cash generated by operations over capital additions.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

Net cash provided by operating activities represented 121.6% and 108.0% of additions to property, plant and equipment for the three months ended June 30, 1994 and 1993, respectively. Since the nature of the Company's business is capital intensive, management believes that the Company's ability to generate cash in excess of capital additions is a significant factor in providing discretionary resources for acquisitions and other investment opportunities as well as to meet scheduled debt payments.

The Company's liquidity position has been further strengthened as a result of the Telephone Group's prepayment of mortgage notes payable to the United States of America. As discussed in Footnote 6, this debt was replaced with an equal amount of debt with the National Bank for Cooperatives. This refinancing eased certain restrictions on the amount of dividends and other distributions of apital which may be paid to the Company by the Telephone Group.

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

Basic Rate Regulation

The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition. Basic service is the level of programming which must be subscribed to in order to receive access to any other tier of service. The basic service tier must, at a minimum, inlcude all "must-carry" channels; any public, educational, or governmental access channels required by the franchisor; and all television signals other than non-local satellite-delivered superstations. The FCC must determine whether each cable system is subject to effective competition.

Effective competition is defined by the Act to exist if: (1) fewer than 30 percent of the households in the franchise area subscribe to the service of the current cable system; (2) the franchise area is served by at least two unaffiliated multichannel video programming distributors, each of which offers programming to at least 15 percent of such households; or (3) a multichannel video operator owned by a franchise authority offers service to at least 50 percent of such households in the franchise area. The FCC has announced that for those systems not subject to effective competition, rates will be regulated jointly by the FCC and state and local governments. The FCC has delegated the responsibility of regulation of the basic servoce tier to the applicable local franchise authority. In order to regulate rates, such authority must be certified by the FCC. In order to be certified, the authority must apply for certification; have the legal authority to regulate; and the franchise area must lack effective competition. A franchise authority that is certified must apply the FCC;s benchmark formula. A local franchise authority that lacks the legal authority to regulate or the personnel to administer the regulation may rquest the FCC to regulate basic rates.

Item 2.  Management's Discussion and Analysis of
         Financial Condition And Results of Operations, continued
         (Thousands of dollars, except per share amounts)

The FCC has broad authority in adopting regulations to ensure that rates are reasonable. The Act permits the FCC to determine what is a "reasonable profit" for the cable operator. The factors which the FCC must take into account in making this determination include, among other things, rates for cable systems subject to effective competition; direct costs of obtaining and providing basic tier service; capital and operating costs of the cable operators, including programming costs; advertising revenues received by the cable operator from basic tier service programming; and certain franchise expenses. The FCC must establish cirteria for determining whether rates for service other than basic tier are reasonable and must develop procedures for resolution of complaints and refund of rates determined to be unreasonable.

On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay per-view and premium channels were frozen until May 15, 1994.
The initial rules, which were in effect until May 15, 1994, permit the retiering and unbundling of services as long as the overall rate per subscriber is not increased. Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark will be required to roll back its rates to the systems rates as of September 30, 1992, plus an adjustment for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September 30, 1992. This ten percent redution represents the competitive differential calculated by the FCC in the initial rate order between the rates charged by competitive and non-competitive cable systems.
A system with rates above the benchmark may utilize a cost-of-service showing to justify its rates and avoid the rate reduction.

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

On February 22, 1994, the FCC adopted revised regulations that became effective on May 15, 1994. Regulated cable rates that are in place after May 15, 1994 will be evaluated under the new rules. Rates in effect before that date will be evaluated using the FCC's initial rules described above. These new regulations will require calb eoperators to reduce their September 30, 1992 regulated rates to a new benchmark based on the FCC's revised calculation of a 17 percent competitive differential. Adjustments to the competitive differential may be made for (1) inflation occurring between October 1, 1992 and September 30, 1993; (2) changes in external costs that have occurred since the system became subject to initial regulation at either the local or federal level; or February 28, 1994, whichever date is earliest and (3) changes that have resulted from the addition or deletion of programming channels to regulated tiers since September 30, 1992.

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

The February 22, 1994 regulations also provide guidelines for determining whether an "a la carte" package should be considered a rate regulated tier, new cost-0f-service standards, and the methodology for passing through certain external costs, inflation and channel changes in the future.

Anti-Buy Through

The Act prohibits calbe operators from requiring subscribers to buy any level of service other than basic tier to recieve programming offered on a per-channel or per-program basis.

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

Impact To The Company

In determining the impact of the initial FCC basic rate benchmark reules on a Company's current system revenues, cable companies were permitted, prior to September 1, 1993, to restructure their rates and cahnnel offerings as long as the overall rate per subscriber was not increased. Management does not believe that the Company's current restructured rates will be significantly affected by the initial rate regulation because its systems are below the origianl FCC benchmarks and the Average rate per subscriber did not increase after restructuring, based on operating results which have occurred subsequent to the September 1, 1993 effective date.

Item 2.
Management's Discussion and Analysis of Financial Condition
		and Results of Operations, continued
		(Thousands of dollars, except per share amounts)

Impact To Company, continued

In November, 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the Act. The Company believes that it is in full compliance with the original Act, however, in May 1994, the FCC issued new guidelines for consideration of a la carte packages, indicating a new hard-line approach. The Company has responded to the letters of inquiry; however, to date, there has been no response from the FCC.

The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 49% of the Company's municipalities have filed to regulate basic cable service rates with 35% of these municipalities currently certified to regulate basic rates. The Company has been challenged on it's existing regulated rate structure by sixty eight communities in Michigan and is involved in on going negotiations with these communities. In addition, the Company has filed cost-of-service justifications with all the Michigan communities which are certified to regulate basic rates. Ultimately, the Michigan systems can succeed in preserving their rates if (1) the a la carte channels are deemed to be unregulated, either by the FCC or in court, (2) the cost of service justifications are upheld, either by the FCC or in court, or (3) the benchmark rate calculations are defeated in court. The Company is also continuing to negotiate with the communities directly in effort to resolve these regulatory issues and avoid possible extended litigation.

Item 2.
Management's Discussion and Analysis of Financial Condition
		and Results of Operations, continued
		(Thousands of dollars, except per share amounts)

Impact To Company, continued

The Company's remaining cable systems in New York and New Jersey are regulated at the state level. The State of New Jersey has challenged the Company's rate structure under the initial regulations including a la carte services. The State of New York is in the process of reviewing the Company's rates prior to May 15, 1994. The Company has filed the revised benchmark forms for these states as required and the regulated cable rates after May 15, 1994 are below the benchmarks, excluding a la carte channels. The Company continues to believe that these systems are in compliance with the Act and therefore will succeed in preserving their rates if (1) the a la carte channels are deemed to be unregulated, either by the FCC or in court, or (2) the benchmark rate calculations are defeated in court.

In the future, cable rates subject to federal regualtion may be raised annually to recover inflationary increases, and quarterly to recover increases in certain external costs including programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber ralated taxes and franchise fees and other franchise requirements. All rate increases on basic service must be approved by the local municipality if it has certifoed to regulate basic cable service rates. Rate increases on cable programming tier services may be passed through automatically after giving the FCC 30 days' notice. The Company also has the option of raising rates higher than the above formula with a cost-of-service showing. The Company is exploring all of the rate options outlined in the current regulations. While it is likely that lower operating margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards, management does not believe it is possible at this time to quantify the financial impact of this new regulatory environment on future operating results until regulators have completed their review of the Company's implementation of the Act and the regulations thereunder.

PENNSYLVANIA PUBLIC UTILITY COMMISSION

The Company's local exchange telephone subsidiary, Commonwealth Telephone Company (CTC0), is subject to a rate-making process regulated by the Pennsylvania Public Utility Commission. Consequently, the ability of the Telephone Group to generate increased income and cash flow is largely dependent on its ability to increase its subscriber base, obtain higher message volumes and control its expenses.

                     PART II - OTHER INFORMATION

Item 5.    Other Information

On July 1, 1994 the Company filed a registration statement with the Securities and Exchange Commission to register up to 16,509,593 shares of its Common Stock that are proposed to be offered and sold in a rights offering.

Although there is no assurance that the Company will raise any proceeds from the rights offering, if all rights are exercised the Company would expect to raise approximately $300 million in the rights offering. The Company expects to use the net proceeds of the offering primarily to develop full service networks utilizing certain of the Company's cable television and telephone systmes as well as other platforms and for potential acquisitions, joint ventures and similar strategic investment in the telecommunications industry.

RCN Corporation, which owns approximately 34.5 percent of the aggregate number of outstanding shares of Common Stock and Class B Stock of the Company, has indicated that it will exercise all if the Rights it recieves in respect of the shares it holds.

Under the terms of the proposed rights offering, the Company will distribute transferable rights to holders of shares of Common Stock and Class B Common Stock of the Company on a recor date to be fixed by the board of directors, which date is expected to be the effective date of the registration statement. The rights will be distributed pro rata based on the number of shares held on the record date. Each right will entitle the holder to purchase on share of Common Stock of the Company at a price to be determined by the Company at the time the offer is commenced.

The distribution of rights is expected to commence in late August, and the offering is expected to be completed approximately 21 days after the rights are distributed. The offering will be made solely by means of a prospectus which will be mailed to shareholders when the rights offering is commenced.

The resigstration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

PART II - OTHER INFORMATION

Item 6 (b).  Reports on Form 8-K

On July 5, 1994, the Company filed a Form 8-K to announce the filing of a registration statement pursuant to a stock rights offering, as further discussed in Item 5 above.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C-TEC CORPORATION





DATE: August  15, 1994                  /s/ Bruce C. Godfrey
                                        Bruce C. Godfrey
                                        Executive Vice President
                                        Chief Financial Officer