Form 10-K405/A
period 1993-12-31
C TEC CORP
filed 1994-10-28
CIK 310433

FORM 10-K/A
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C.  20549

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


	   Also instrumental in the subscriber growth has been the success of the Group's venture in the retail arena. The first company-operated retail location was opened in the fourth quarter of 1992. During 1993, the group added four additional retail sales booths located in the walkways of shopping malls ("kiosk") in key population areas in the Pennsylvania market. The kiosks allow the Group to reach the ever-growing consumer market by being strategically positioned in major shopping malls, providing added shopping convenience and a continued marketing presence.


Communication Services

	   The Communications Services Group presently carries out business in the Northeastern United States providing telecommunications-related engineering and technical services. These services are provided out of the headquarters in Wilkes-Barre, Pennsylvania, and regional offices in Pennsylvania, New York City and Virginia.


	   The services provided by the Group include telephony engineering; system integration; operation and management of telecommunications facilities for large corporate clients, hospitals and universities; and installation of premises distribution systems in large campus environments. In addition, the Communications Services Group sells, installs and maintains private branch exchanges (PBXs) in Pennsylvania and New Jersey. The Group has also expanded its engineering services to include video and data engineering, and successfully implemented several major projects during 1993. These major projects were contracts for the construction of integrated voice, video and data distribution systems for a major university and for a governmental agency.

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


Long Distance


	   The Long Distance Group presently operates in two territories. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In late 1992, the Long Distance Group entered the Wilkes-Barre/Scranton territory served by Bell of Atlantic - Pennsylvania.
The primary focus in this market is the business segment.


	   In late 1993, the Long Distance Group established sales offices in additional markets served by Bell of Atlantic - Pennsylvania: Philadelphia, Pittsburgh, Harrisburg and Allentown.


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


	   Additionally, the Long Distance Group recognized the need for access to AT&T services to sell nationwide to large business customers with multiple locations. In 1992, Commonwealth Long Distance, a member of the Group, procured access to AT&T Tariff 12 services through an agreement with Enterprise Telcom Services, Inc., which in turn, has a contract with General Electric, the actual holder of the AT&T Tariff 12 arrangement. The Tariff 12 arrangement between GE Corporation and AT&T is a regulated tariff on file with the FCC.


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


	   Financial information regarding the Registrant's industry segments is set forth in footnote 14 to the consolidated financial statements included herein.


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


Item 3.    Legal Proceedings.


	   In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition of the Company.


Item 4.    Submission of Matters to a Vote of Security Holders.


	   No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1993 fiscal year.


		     EXECUTIVE OFFICERS OF THE REGISTRANT

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

		     Age as of        Office and Date Office Held Since:
Name               March 1, 1994           Other Positions Held
- - ----               -------------      ----------------------------------

Michael Adams           36       Vice President of Technology (since
					November 1993); Vice President of
					Technology - Mercom, Inc. (since
					1993); Vice President of Engineering -
					RCN Corporation (since September
					1992); Vice President - McCourt
					Communications Co., Inc. (since June
					1992); Vice President of Business
					Development - McCourt/Kiewit
					International (May 1991 - June 1992);
					Managing Director - McCourt Cable &
					Communications, Ltd. (October 1990 -
					June 1992); Director of Operations -
					MFS/McCourt (January 1990 - October
					1990); Vice President of Engineering -
					McCourt Cable Systems, Inc. (June 1982
					- January 1990).


John C. Balan           59       Executive Vice President - Commonwealth
					Communications, Inc. (since July
					1990);  Vice President Marketing and
					Sales - Commonwealth Communications,
					Inc. (September 1989 - July 1990);
					Vice President - Marketing and Sales -
					Fairchild Industries (January 1984 -
					September 1989).

Richard J. Burnheimer   35       Treasurer (since February 1994); Treasurer -
					Mercom, Inc. (since February 1994);
					Director of Finance (since February
					1992); Assistant Treasurer (December
					1987 - February 1994).

Marc C. Elgaway         39       Executive Vice President - Mobile Services
					(since April 1989); Vice President -
					Mobile Services Group (since July
					1988); General Manager - Commonwealth
					Communications, Inc. (January 1988 -
					July 1988); Senior Manager -
					Commonwealth Communications, Inc.
					(April 1987 - January 1988); Senior
					Manager Planning & Marketing
					Strategies - Commonwealth
					Communications, Inc.  (August 1985 -
					April 1987).


Mark Haverkate          39       Vice President of Development (since December
					1993); Vice President - Cable
					Television Group (October 1989 -
					December 1993); Director of
					Acquisitions and Development (July
					1988 - October 1989); Corporate
					Marketing Manager - Cable Television
					Group (May 1987 - July 1988).

Kenneth M. Jantz        51       Executive Vice President and Chief Financial
					Officer (since February 1994);
					Executive Vice President and Chief
					Financial Officer - Mercom, Inc.
					(since February 1994); Executive Vice
					President - Kiewit Industrial Co.
					(March 1992 - October 1993); Vice
					President and Controller - Morrison
					Knudsen Corporation (July 1966 - March
					1992).

B. Stephen May          45       Executive Vice President - Long Distance
					Group (since July 1993); Corporate
					Director of Marketing - Consolidated
					Communications, Inc. (1991 - 1993);
					Vice President and General Manager -
					American Express ISC (1989 - 1991).

Michael J. Mahoney      43       President - C-TEC Corporation (since February
					1994); President - Mercom, Inc. (since
					February 1994); Executive Vice
					President - Cable Television Group
					(June 1991 - February 1994); Executive
					President of Mercom, Inc., an
					affiliate of C-TEC (December 17, 1991
					- February 1994); Chief Operating
					Officer - Harron Communications Corp.
					(April 1983 -December 1990).

Paul  W. Mazza          49       Executive Vice-President - Telephone Group
					December 1990); Executive Vice
					President - Cable Television Group
					(September 1981 - November 1990);
					Executive Vice President - Mobile
					Services Group (February 1986 - July
					1988).


John J. Menapace        49       Vice President - Chief Administrative Officer
					(since December 1990); Vice President
					- Chief Administrative Officer -
					Mercom, Inc. (since March 1992); Vice
					President Human Resources and
					Administration (September 1986 -
					December 1990); Director Network
					Services - Commonwealth Telephone Co.
					(May 1985 - September 1986); Director -
					Operations - Commonwealth Telephone
					Co. (January 1984 - May 1985); Staff
					Services Manager - Commonwealth
					Telephone Co. (April 1983 - January
					1984).

Raymond B. Ostroski     39       Vice President and General Counsel (since
					December 1990); Vice President,
					Secretary and General Counsel -
					Mercom, Inc. (since December 17,
					1991); Corporate Secretary - C-TEC
					(since October 1989); Corporate
					Counsel C-TEC (August 1988 -  December
					1990); Assistant Corporate Secretary -
					C-TEC (April 1986 - October 1989);
					Associate Counsel - C-TEC (August 1985
					- August 1988).


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


				    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Report on Form
	   8-K.

     (a)(1)      Financial Statements:
		       Description
		       Selected Financial Data
		       Management's Discussion and Analysis of Financial
			     Condition and Results of Operations
		       Consolidated Statements of Operations for Years Ended
			     December 31, 1993, 1992 and 1991
		       Consolidated Statements of Cash Flows for Years Ended
			     December 31, 1993, 1992 and 1991
		       Consolidated Balance Sheets - December 31, 1993 and 1992 Consolidated Statements of Common Shareholders Equity
			     for Years Ended December 31, 1993, 1992 and 1991
		       Notes to Consolidated Financial Statements
		       Report of Independent Accountants

     (a)(2)      Financial Statement Schedules:
		       Description
		       Condensed Financial Information of Registrant for the
			     Years Ended December 31, 1993, 1992 and 1991
			     (Schedule III)
		       Property, Plant and Equipment for the Years Ended
			     December 31, 1993, 1992 and 1991 (Schedule V)
		       Accumulated Depreciation and Amortization of Property,
			     Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991 (Schedule VI)
		       Valuation and Qualifying Accounts and Reserves for the
			     Years Ended December 31, 1993, 1992 and 1991
			     (Schedule VIII)
		       Short Term Borrowings for the Years Ended December 31,
			     1993, 1992 and 1991 (Schedule IX)
		       Supplementary Income Statement Information for the
			     Years Ended December 31, 1993, 1992 and 1991
			     (Schedule X)

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.


     (a)(3)      Exhibits

		 Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.


     (3)         Articles of Incorporation and By-Laws

		 (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 are incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended
		       December 31, 1986, (Commission File No. 0-11053).

		 (b)   By-laws of Registrant, as amended through October 28,
		       1993. *

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


		 (f) Supplemental Mortgage and Security Agreement dated as of May 26, 1978 made by and among CTCo., RTB and USA acting through the Administrator of REA is is incorporated herein by reference to Exhibit B to the Form 10-Q Report of CTCo. for the quarter ended June 30, 1978.


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

     (11)  Computation of Per Share Earnings*

     (22)  Subsidiaries of the Registrant*

	   Subsidiaries of Registrant as of December 31,1993.

     (24)  Consent of Independent Accountants*

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


					   C-TEC CORPORATION


					    \\s\\ David C. McCourt
					    ------------------------
Date:  March 30, 1994                       By  David C. McCourt,
						  Chairman and
						  Chief Executive Officer


	   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Title                        Date
     ---------                     -----                        ----

PRINCIPAL EXECUTIVE OFFICERS:

\\s\\ David C. McCourt
- - -------------------------
  David C. McCourt             Chairman and
			       Chief Executive Officer         March 30, 1994

\\s\\ Michael J. Mahoney
- - -------------------------
  Michael J. Mahoney           President and                  March  30, 1994
			       Chief Operating Officer

PRINCIPAL FINANCIAL OFFICER:

\\s\\ Kenneth M. Jantz
- - -------------------------
    Kenneth M. Jantz             Executive Vice President      March 30, 1994
				 and Chief Financial Officer

DIRECTORS:

\\s\\ David C. McCourt
- - -------------------------
     David C. McCourt                                          March 30, 1994



- - -------------------------
     James Q. Crowe                                            March 30, 1994




- - -------------------------
     Walter E. Scott, Jr.                                      March 30, 1994



\\s\\ Richard R. Jaros
- - -------------------------
    Richard R. Jaros                                          March 30, 1994



\\s\\ Robert E. Julian
- - -------------------------
     Robert E. Julian                                          March 30, 1994



\\s\\ Thomas C. Stortz
- - -------------------------
     Thomas C. Stortz                                          March 30, 1994



\\s\\ David C. Mitchell
- - -------------------------
     David C. Mitchell                                         March 30, 1994



\\s\\ Frank M. Henry
- - -------------------------
     Frank M. Henry                                            March 30, 1994



\\s\\ Donald G. Reinhard
- - -------------------------
     Donald G. Reinhard                                        March 30, 1994



\\s\\ Eugene Roth, Esquire
- - -------------------------
     Eugene Roth, Esquire                                      March 30, 1994



\\s\\ Stuart E. Graham
- - -------------------------
     Stuart E. Graham                                          March 30, 1994

				 Form 10-K
			       Index to Exhibits


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.

The following exhibits are being filed herewith.

Exhibit No.


 (3) Articles of Incorporation and By-laws
      (b) By-laws of Registrant, as amended
	   through October 28, 1993

(11) Computation of Per Share Earnings

(22) Subsidiaries of the Registrant

(24) Consent of Independent Accountants


C-TEC Corporation and Subsidiaries


Selected Financial Data

For the Years Ended
December 31,         1993       1992        1991        1990      1989*
		     ----       ----        ----        ----      -----
		      (Thousands of Dollars Except Per Share Amounts)


Sales               $283,987   $256,564    $232,818   $200,383   $161,005

(Loss) Income
  from continuing
  operations        $ (6,649)  $ (2,061)   $(19,415)  $ (9,594)  $  5,787

(Loss) Income per
  average common
  share from
  continuing
  operations        $   (.40)  $   (.13)   $  (1.18)  $   (.58)  $    .35

Dividends per
 share**            $      -   $      -    $      -   $      -   $    .14

Total assets        $579,564   $586,366    $596,000   $580,429   $486,850

Long-term debt      $409,293   $421,780    $432,482   $364,970   $268,290

- - ------
* Operating results have been restated to reflect a disposition accounted for as discontinued operations.

** Based on average shares of Common Stock and Class B Common Stock.


Management's Discussion and Analysis of Results of Operations
 and Financial Condition
     (Thousands of dollars, except per share amounts)

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:


The Company

      C-TEC Corporation ("the Company") is a diversified telecommunications company. The Company is organized into five principal operating groups:
Telephone, Cable Television, Mobile Services, Communications Services, and Long-Distance Telephone Service.


Operations - 1993 vs 1992


      The Company's net loss for 1993 was $6,649 or $.40 per average common share as compared to a net loss of $2,061 or $.13 per average common share in 1992. Results for 1993 and 1992 include gains on the sale of marketable equity securities of $1,988 and $6,074, respectively.


      Nonrecurring charges of $5,025 were recorded during 1993 associated with the change in control of the Company in October 1993 from the prior control group to RCN Corporation, a subsidiary of Peter Kiewit Sons', Inc. The charges include a provision of $3,150 for employee relocation expenses made in anticipation of the relocation of certain key corporate and operating group functions to the Princeton, New Jersey area. The Company is focusing its market strategy in this area and believes that a greater physical presence is crucial to the success of planned business opportunities. Asset write downs are not required and are not included in the provision. The relocation is anticipated to occur in mid-1994 and will be funded by operations. The charges also include $1,875 for employee separations related to the change in control of the Company.


      Also negatively impacting 1993 results was the cumulative effect on prior years of required changes in accounting, principally for postretirement benefits other than pensions, of $1,163.


      The Company's 1993 income tax provision was $7,430 higher than in 1992. See "Income Taxes".


      The change in net income over 1992 by operating group is as follows:

      Group                    Increase (Decrease)                %
      -----                    -------------------            -------
      Telephone                   $(3,170)                     (15.4)%
      Cable                       $(1,708)                     (12.3)%
      Mobile Services             $ 2,061                       32.3 %
      Communications Services     $  (539)                     (41.5)%
      Long Distance               $(1,463)                    (138.9)%


      Sales increased 10.7% to $283,987 in 1993 as compared to $256,564 in 1992.

      The increase in sales by operating group is as follows:

      Group                    Increase (Decrease)                %
      -----                    -------------------            -------
      Telephone                     $2,254                       1.8%
      Cable                         $8,250                       9.7%
      Mobile Services               $6,124                      32.8%
      Communications Services       $4,880                      34.8%
      Long Distance                 $5,938                      38.5%

Operations - 1992 vs 1991

      The Company's net loss for 1992 was $2,061 or $.13 per average common share as compared to a net loss of $12,392 or $.75 per average common share in 1991. Included in 1991 was a $7,023 gain on the disposal of the Information Services Group, a discontinued operation. The Company's loss from continuing operations in 1992, which included a gain of $6,074 on the sale of marketable securities, improved by $17,354 or 89.4% ($1.05 per average common share) over 1991.


      Except Long Distance, which showed a slight decrease in income, each business group contributed toward the improvement in continuing operations in 1992.

      The improvement, applicable to each operating group is as follows:

      Group                     Increase (Decrease)               %
      -----                     -------------------             ------
      Telephone                     $3,450                      20.2 %
      Cable                         $6,033                      30.3 %
      Mobile Services               $1,581                      19.9 %
      Communications Services       $2,797                      68.3 %
      Long Distance                 $ (127)                    (13.7)%


      Sales were $256,564 in 1992, an increase of 10.2% over 1991 sales of $232,818. The increase in sales is primarily due to new services and increased marketing efforts during 1992.


      The increase in sales by operating group is as follows:

      Group                     Increase (Decrease)               %
      -----                     -------------------             -----
      Telephone                     $3,729                       3.1 %
      Cable                         $9,171                      12.1 %
      Mobile Services               $4,694                      33.6 %
      Communications Services      $ (310)                      (2.2)%
      Long Distance                 $6,383                      70.4 %


      The Company's share of the income or losses of unconsolidated entities improved by $1,801. A significant reason for the improvement was the Company's ability during the year to capably discharge its responsibilities under its management services agreement with Mercom, Inc., ("Mercom").
C-TEC's share of Mercom's net loss in 1992 was $1,563 lower than in 1991. Additionally, C-TEC's 1991 share of Mercom's losses included the effect from prior years of retroactive application of the equity method of accounting.
The Company was required to make this accounting change in December 1991 when it acquired significant influence over the operating and financial policies of Mercom.


      The Company believes that growth in earnings before interest, depreciation and amortization, and income taxes (EBIDAT) is a significant contributor to enhanced long-term shareholder value. Management uses this measure to assist in the assessment of the availability of resources for discretionary expenditures such as replacement and modernization of plant; development of new markets and services for customers; further improvement of the quality of service; and new investment/joint venture opportunities.


      EBIDAT operating results by group are as follows:

      Telephone Group

      Sales of the Telephone Group increased $2,254 or 1.8% in 1993 and $3,729 or 3.1% in 1992. The 1993 increase was due primarily to higher intrastate access revenues of $1,994 resulting from a higher volume of minutes combined with a higher rate per minute. Local network service increased $1,223 or 5.4% over 1992 due primarily to growth of 3.4% in main access lines and to increases in custom calling and PASSKEY services. The 1992 increase was primarily due to rate of return adjustments of $2,596 and interstate toll revenue settlement adjustments of $1,863.


      The Telephone Group's operating expenses, excluding depreciation and amortization, increased $208 or .33% in 1993 as compared to a decrease of $419 or .66% in 1992. In 1993, the primary increase occurred in central office software expense due to software upgrades. The most significant decreases for 1992 occurred in central office software expense due to the timing of installation of related projects and in data processing expenses.


      In January 1994, the Company reached a labor contract settlement with the Communications Workers of America A.F.L.-C.I.O. The new contract will be in effect through November 1997. Under the new contract, bargaining unit employees will receive a 6.5% wage increase effective December 1, 1993. Wage increases will be 3.5%, 3% and 3% on December 1, 1994, 1995, and 1996, respectively. Also, effective January 1, 1994, bargaining unit employees will contribute 20% of the premium for their health care coverage. The new contract is expected to increase employee costs by approximately $450 in 1994 and by approximately $300 from year to year in each succeeding year of the contract.


Cable Group

      Sales of the Cable Group increased $8,250 or 9.7% in 1993 and $9,171 or 12.1% in 1992. The primary reason for the 1993 increase was an increase in basic revenue of $6,522 due to approximately 6,000 additional subscribers over 1992; to a rate increase effective in mid-first quarter 1993 in the eastern system; and to the effect of a full year of a rate increase implemented in October 1992 in the western system. The 1993 rate increase was implemented prior to the effective date of the Cable Television Consumer Protection and Competition Act of 1992. In 1992, $7,824 of the increased sales are due to an increase of approximately 11,000 basic subscribers as well as to basic and premium rate increases.


      Operating expenses, excluding depreciation and amortization, increased $2,308 or 4.4% in 1993 and $6,654 or 14.4% in 1992. In 1993, higher technical service costs of $1,076 resulted from higher cable and poleline maintenance necessitated by a road widening project in New Jersey, higher vehicle maintenance, and increased overtime due to the severe winter storms. Additionally, higher programming expense of $1,183 resulted from additional subscribers and programming rate increases. In 1992, the increase in operating expenses, excluding depreciation and amortization, was due primarily to additional programming expense of $2,478 due to additional subscribers and programming rate increases as well as to higher allocated general corporate expenses of $3,019.


Mobile Services Group

      Sales for the Mobile Services Group increased $6,124 or 32.8% in 1993 and $4,694 or 33.6% in 1992. Successful promotional campaigns, increased marketing, and favorable customer reaction to retail outlets have resulted in approximately 10,000 additional subscribers over 1992, which generated higher access and usage revenue of $3,157 in 1993. Additional cell sites and increased roaming by other carriers' customers resulted in higher foreign roaming sales of $1,482. The sales increase in 1992 was largely due to expanded marketing efforts including reduced phone prices and free phone promotions. These promotions, along with the effect of a full year of activity in new cellular operations in certain Iowa and Pennsylvania RSAs which commenced in 1991, contributed to increases in access and usage revenues of $2,214. Foreign roaming sales also contributed $1,788 to the increase.


      Operating expenses, excluding depreciation and amortization, increased $6,863 or 43.3% in 1993 and $1,781 or 12.7% in 1992. In 1993, allocated general corporate expenses increased $2,779. The remaining increase was primarily due to higher costs of equipment sold, commissions, salaries and benefits, and roaming expenses.


      The 1992 increase was primarily due to higher costs of equipment sold and commissions.


Communications Services Group

      Sales for the Communications Services Group increased $4,880 or 34.8% in 1993 as compared to a decrease of $310 or 2.2% in 1992. The 1993 increase was primarily due to two large premise distribution systems contracts. In 1992, the Group experienced a decrease in sales over 1991 as a result of a concentration on securing less risky, higher margin projects. This focus was due to a large loss on a major project in 1991.


      Operating expenses, excluding depreciation and amortization, increased $4,909 or 30.7% in 1993, primarily due to costs associated with the two large contracts previously referred to. In 1992, operating expenses, excluding depreciation and amortization, decreased $4,776 or 22.9%, due to the focus on securing less risky, higher margin projects and to the nonrecurrence in 1992 of a $1,382 loss on a major project that occurred in 1991. The Group was required to complete the work of one of its subcontractors which experienced financial difficulties. Additionally, in 1992, allocated general corporate expenses decreased $2,071.


      The nature of the Communications Services Group's business is inherently risky due to project cost estimates, subcontractor performance, and economic conditions. The operating results of the Group are continually subject to fluctuations due to its nonrecurring revenue stream, market conditions, and the effects of competition on margins.


Long Distance Group

      Sales for the Long Distance Group increased $5,938 or 38.5% in 1993 and $6,383 or 70.4% in 1992. Approximately $3,500 of the 1993 increase was due to increased minutes billed. Additional customers obtained as a result of an expanded sales force was the primary reason for the increased minutes of use. Additionally, a new line of business, started in 1992, consisting of an AT&T product procured under an AT&T tariff agreement from another long-distance reseller which is sold nationwide to large businesses with multiple locations, increased $2,279. In 1992, increased market share resulting from equal access cutovers led to an increase in customers and a 56.4% increase in the volume of minutes billed. This generated sales increases of $4,910 during 1992. New products such as calling card, telemarketing services, dedicated sales and AT&T time resold under a tariff agreement, resulted in increased sales of approximately $1,431 in 1992.


      Operating expenses, excluding depreciation and amortization, increased $8,005 or 48.2% in 1993 and $6,624 or 66.3% in 1992. The primary components of the 1993 increase were carrier expense of $2,046 due to increases in billed minutes, partially offset by a decrease in the average cost per minute; and expenses associated with the AT&T tariff product of $2,065. In 1992, the primary components of the increase were carrier expense of $1,922 due to growth in volume of minutes and access charges of $3,129 due to increases in minutes and rates.


      The Long Distance Group will continue to focus on increasing market share and expanding its territories and may experience continuing operating losses as it further develops its business.

Depreciation and Amortization

      Depreciation and amortization decreased $2,186 or 2.9% in 1993, primarily due to reduced amortization expense at the Mobile Services Group of $5,454, partially offset by increases in depreciation expense of $2,147 and $1,001 at the Telephone Group and Cable Group, respectively. The decrease in Mobile Services Group amortization was due to several noncompete agreements becoming fully amortized. The increase in depreciation at the Telephone and Cable Groups was due to plant expansion and an increase in the composite depreciation rate of the Telephone Group from 5.76% in 1992 to 6.26% in 1993.


      In 1992, depreciation and amortization expense decreased $2,856 or 3.7% over 1991, primarily due to a decrease in the composite depreciation rate of the Telephone Group from 6.69% in 1991 to 5.76% in 1992. This resulted in lower depreciation expense of $2,740.


Interest Expense


      Interest expense decreased $3,117 or 8.4% in 1993 primarily due to lower interest rates. An interest rate swap entered into in October 1992, which effectively converted $100,000 of parent company debt from fixed to variable rate, continued to lower interest expense of approximately $715 at the parent. This represents a decrease of approximately 1% in the effective interest rate on the underlying debt. The interest rate swap agreement reduced interest expense which otherwise would have been reported for 1993 and for the period from inception of this agreement in October 1992 through December 31, 1993 by $900 and $1,084, respectively. Certain parent debt issuance costs were fully amortized in 1992, resulting in lower interest expense of $918 in 1993. Additionally, favorable interest rates and lower average outstanding debt levels at the Cable Group have resulted in lower interest expense of $1,364 at the Cable subsidiary in 1993.



Other Income (Expense), net

      During 1993, other income, net, increased over 1992 due in part to increased royalty fees of $425 on the sales of cellular software products. This royalty results from an agreement entered into in connection with the Company's disposition of its Information Services Group in 1990.


Income Taxes


      The primary reason for the increased provision for income taxes in 1993 over 1992 was an increase in the provision for estimated nondeductible expenses. Estimated nondeductible expenses relate primarily to provisions made in anticipation of final resolution of the Company's current IRS examination referred to in Note 13. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in footnote 12 to the 1993 consolidated financial statements.



Cumulative Effect of Accounting Principle Changes

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109").
The Company elected immediate recognition of these standards which resulted in a charge to earnings of $1,448, net of income tax benefits, for accounting changes related to postretirement health care and life insurance benefits and a credit to earnings of $285 for accounting changes related to income taxes. The adoption of these standards did not have a material impact on the Company's financial position. SFAS 106 and SFAS 109 are not expected to have a material impact on the Company's financial position or results of operations in the future. See Notes 10 and 12 to the Company's 1993 consolidated financial statements for additional information about these accounting changes.


Liquidity and Capital Resources

						       December 31,
						  ---------------------
						  1993             1992
						  ----             ----

Cash and Temporary Cash Investments             $60,182           $58,837
Working Capital                                 $39,078           $40,928
Long-Term Debt (including current maturities)  $415,949          $426,249


						  Year Ended December 31,
						  -----------------------
						   1993              1992
						   ----              ----

Net Cash Provided by Operating Activities       $68,781           $65,250

Investing Activities:
  Additions to property, plant, and equipment   $59,142           $51,207

Investments and Acquisitions                      2,269             3,191
						-------           -------
						$61,411           $54,398

       The Company's net cash provided by operating activities continued to exceed additions to property, plant, and equipment. Net cash provided by operating activities represented 116.3% and 127.4% of additions to property, plant, and equipment for the years ended December 31, 1993 and 1992, respectively. Since the nature of the Company's businesses is capital intensive, management believes that the Company's ability to generate cash in excess of capital additions is a significant factor in providing discretionary resources for acquisitions and other investment opportunities as well as to meet scheduled debt payments. The Company is investigating several potential additional business opportunities, which may require significant capital expenditures and/or additional borrowings. Management is reviewing debt and equity financing alternatives, including refinancing a portion of existing long-term borrowings, to better position the Company to react quickly to future expansion opportunities which meet its business objectives.


       The following table, which should be read in conjunction with Note 7 to the consolidated financial statements, reflects the Company's available credit facilities at December 31, 1993:


				     Amount
      Credit Facility               Available              Terms
      ---------------               ---------         -----------------

Parent Credit Agreement                $50,000        Expires 6/1/94

Cable Group Revolving
   Secured Credit Agreement            $11,000        Expires 9/30/96

Parent line of credit                  $10,000        Available upon two
						      weeks' notification;
						      cancelable at option
						      of bank

Parent line of credit                  $ 2,000        Cancelable at option
						      of bank

Cable Group line of credit             $ 1,480        Cancelable at option
						      of bank

       Pursuant to the terms of mortgage notes payable to the United States of America through the Rural Electrification Administration, Federal Financing Bank, and the Rural Telephone Bank, the Telephone Group is restricted as to the amount of dividends and other distributions of capital which may be paid to the Company. As of December 31, 1993, the Telephone Group had cash and temporary cash investments aggregating $39,827. The maximum allowable distribution to the Company was approximately $974 at December 31, 1993. The portion of the Telephone Group's cash and temporary cash investments which is restricted from the Company's use is unrestricted in use for operations of the Telephone Group.


       The Company has adequate resources to meet its short term obligations, including any liability which may arise as a result of the IRS audit referred to in Note 13. Management estimates that the Company will continue to generate cash from operations in order to meet its long-term obligations.


       The Company has maintained a no cash dividend policy since 1989. Management does not intend to alter this policy in the foreseeable future.


Effects of Inflation

       Management believes that the Company provides its services in a highly efficient manner and thereby limits inflationary impact. The Company's costs and expenses, excluding nonrecurring charges, increased 7.9% in 1993 as compared to an increase in sales of 10.7% in 1993. Although the Company has controlled its costs, a significant portion of its sales are subject to current rate-making practices in the telephone industry. Additionally, the Cable Television Consumer Protection and Competition Act of 1992 has regulated a significant portion of the Cable Group's sales. This regulation causes the effects of inflation to be borne to a large extent by the Company's stockholders. However, the Company's obligations to holders of fixed rate debt and preferred stock are limited to historical amounts and rates. As a result, the negative impact on sales caused by regulation is reduced by the lack of inflationary impact on the Company's fixed rate debt and preferred stock.


Financial Condition

       As of January 1, 1993, the Company adopted SFAS 109. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
The current deferred tax asset as of December 31, 1993 relates principally to accruals for nonrecurring charges.


       The Telephone Group was required to account for its adoption of SFAS 109 in conjunction with accounting principles for regulated entities. As a result, the Telephone Group recorded certain regulatory assets and liabilities, the unamortized balances of which are approximately $3,956 and $8,656, respectively, at December 31, 1993. The unamortized regulatory asset is included in deferred charges and the unamortized regulatory liability is included in other deferred credits in the Company's consolidated balance sheet at December 31, 1993.


       The increase in prepaid taxes is primarily due to an overpayment of AMT in 1993.


       The net decrease in accounts payable and accrued expenses is primarily due to a decrease of $3,713 at the Telephone Group partially offset by an increase of $1,371 at the Long Distance Group. The decrease in Telephone Group payables and accruals is primarily due to a decrease in construction projects in progress at December 31, 1993 as compared to December 31, 1992. The increase in Long Distance Group payables and accruals is primarily related to an increase in the overall level of operating expenses during the year associated with the sales increases and the expansion of the Long Distance business segment.


Impact of Future Accounting Changes

       Future accounting changes for certain investments in debt and equity securities and postemployment benefits are not expected to have a material impact on the financial condition or results of operations of the Company.
See Notes 4 and 10 to the 1993 consolidated financial statements for a further discussion of these new accounting standards.

REGULATORY ISSUES
CABLE TELEVISION CONSUMER PROTECTION
AND COMPETITION ACT


       The Cable Television Consumer Protection and Competition Act of 1992 (the "Act"), enacted on October 5, 1992 and effective April 3, 1993, regulates the cable television industry.


Basic Rate Regulation
       The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition. Basic service is the level of programming which must be subscribed to in order to receive access to any other tier of service. The basic service tier must, at a minimum, include all "must-carry" channels, any public, educational, or governmental access channels required by the franchisor, and all television signals other than non-local satellite-delivered superstations. The FCC must determine whether each cable system is subject to effective competition.


       Effective competition is defined by the Act to exist if: (1) fewer than 30 percent of the households in the franchise area subscribe to the service of the current cable system; (2) the franchise area is served by at least two unaffiliated multichannel video programming distributors, each of which offers programming to at least 50 percent of the households and is subscribed to by at least 15 percent of such households; or (3) a multichannel video operator owned by a franchise authority offers service to at least 50 percent of the households in the franchise area. The FCC has announced that for those systems not subject to effective competition, rates will be regulated jointly by the FCC and state and local governments. The FCC has delegated the responsibility of regulation of the basic service tier to the applicable local franchise authority. In order to regulate rates, such authority must be certified by the FCC. In order to be certified, the authority must apply for certification, have the legal authority to regulate, and the franchise area must lack effective competition. A franchise authority may choose not to regulate rates. A local franchise authority that is certified must apply the FCC's benchmark formula. A local franchise authority that lacks the legal authority to regulate or the personnel to administer the regulation may request the FCC to regulate basic rates.

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


       On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay per-view and premium channels are frozen until May 15, 1994. Retiering and unbundling of services are permitted as long as the overall rate per subscriber is not increased. Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark will be required to roll back its rates to the systems rates as of September 30, 1992, plus an allowance for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September 30, 1992. A system with rates above the benchmark may utilize a cost-of-service showing to justify its rates and avoid the rate reduction.


       Equipment charges for basic tier service are also subject to rollback to the level representing the cost of the equipment including a reasonable profit (to be determined by the local franchise authority). In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed.


       Following the expiration of the rate freeze, tier increases may be effective without franchise authority approval, however, such increases are subject to rollback and refund based on complaints. Basic rate increases are subject to a 30 day notice and review by the franchise authority, which has the option to defer the increase for 90 days for further review or for 150 days if the operators rates are above the benchmark and the operator desires to make a cost-of-service showing.


       On February 22, 1994, the FCC announced that it would be issuing additional criteria relative to its rate regulation. Among the issues to be addressed in the final text order to be issued in the near future are: (1) a reduction of the existing rate benchmarks by an average of 7%; (2) whether a la carte services enhance subscriber choice or are an evasion of the FCC's rate regulation; (3) the rules required in order to file cost-of-service showings in order to justify rates above the applicable benchmark; and (4) permission for cable operators to raise rates going forward based on channel increases to reflect programming costs and a 7.5 percent markup on programming costs. The effective date of these changes is expected to be May 15, 1994.


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


Impact to the Company


       In determining the impact of the initial FCC basic rate benchmark rules on a company's current system revenues, cable companies were permitted, prior to September 1, 1993, to restructure their rates and channel offerings as long as the overall rate per subscriber was not increased. Management does not believe that the Company's current restructured rates will be significantly affected by the initial rate regulation because its systems are below the initial FCC benchmarks and the average rate per subscriber did not increase after the restructuring, based on operating results which have occurred subsequent to the effective date. The Company continues to evaluate the potential impact which rate regulation will have on future rate increases. While it is likely that lower margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards, management does not believe it is possible at this time to quantify the financial impact of this new regulatory environment on future operating results until regulators have completed their review of the Company's implementation of the Act and the regulations thereunder.


       In November 1993, the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the Act. The Company believes that it is in full compliance with the Act and believes that the impact, if any, on the consolidated financial position of the Company as of December 31, 1993 will not be material. The Company has responded to the letters of inquiry; however, FCC officials have not indicated when the investigation will be completed or whether any action is warranted.


PENNSYLVANIA PUBLIC UTILITY COMMISSION

       The Company's local exchange telephone subsidiary, Commonwealth Telephone Company ("CTCo"), is subject to a rate-making process regulated by the Pennsylvania Public Utility Commission. Consequently, the ability of the Telephone Group to generate increased income is largely dependent on its ability to increase its subscriber base, obtain higher message volumes and control its expenses.


       The Company's Telephone Group follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. The Telephone Group annually reviews the continued applicability of SFAS 71 based upon the current regulatory and competitive environment and currently expects to follow the accounting prescribed by SFAS 71 in the foreseeable future. In 1993, the Telephone Group adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 requires accrual accounting for all postretirement benefits other than pensions. Under this prescribed accrual method, the Telephone Group's obligation for these postretirement benefits is fully accrued by the date employees obtain full eligibility for such benefits. The Telephone Group elected, for financial reporting purposes, to recognize immediately the cumulative effect on prior years of the change in accounting for postretirement benefits. The Pennsylvania Public Utility Commission has not authoritatively approved the recognition of post retirement benefit costs in excess of pay-as-you-go amounts. Accordingly, because of the uncertainty as to the timing and extent of recovery, the Telephone Group has not recorded a regulatory asset. Also, in 1993 the Telephone Group adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the determination of deferred taxes using the liability method.

       In accordance with SFAS 71, the effects of the adoption of SFAS 109 on the Company's regulated subsidiary were deferred on the balance sheet as regulatory assets and liabilities which aggregated approximately $3,900 and approximately $8,700, respectively, at December 31, 1993 and which represent the anticipated future regulatory recognitiion of SFAS 109 adjustments.

       The regulatory assets recognize temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were recorded.

       The regulatory liabilities represent a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

       If the Company were required to discontinue the application of accounting principles for regulated entities (SFAS 71), the impact on the financial statements would be to write off the regulatory assets and liabilities referred to above.


       During 1993, the Pennsylvania Public Utility Commission ("PPUC"), conducted an investigation of the appropriateness of CTCo's transactions with affiliates, as well as analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this investigation, CTCo will provide its residential customers touch-tone service free of charge beginning February 1, 1994. The agreement also states that, barring unforeseen regulatory changes, CTCo will not increase basic service rates prior to January 1, 1997. The Company has not increased basic rates since 1978. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993, the Company will not record deferred income taxes on certain temporary differences. These matters are not expected to have a material effect on the consolidated results of operations or financial condition of the Company.


Environmental Matters

       The Company is not a manufacturer or facilitator of hazardous waste, therefore C-TEC generates minimal hazardous waste.  The most significant portion of the Company's environmental exposure comes from batteries and cleaning fluids which are removed by licensed chemical transporters.  Due to the growing concern that the boundaries of the corporate liability are being expanded with respect to environmental liabilities, the Company has established a Hazardous Waste Committee for the purpose of preparing and obtaining approval of corporate wide procedures relative to the use, handling, and disposal of hazardous waste.  The committee has begun to establish corporate wide policies and procedures; develop programs to control and monitor waste disposal; and monitor environmental legislation and its application to the Company.  The Company generally records estimated costs of environmental liabilities upon discovery and reviews environmental exposures for accounting purposes at least quarterly.  The Company has recorded reserves
of approximately $56 representing its estimate of the costs to remediate certain exposures.  The Company does not believe any additional environmental liabilities would be significant.  The Company is not a party to any environmental litigation.


CONSOLIDATED STATEMENTS OF CASH FLOWS
C-TEC Corporation and Subsidiaries
For the Years Ended December 31,               1993        1992        1991
					       ----        ----        ----
						   (Thousands of Dollars)

Cash Flows from Operating Activities
  Net loss                                 $ (6,649)    $ (2,061)  $(12,392)
  Cumulative effect of accounting
   principle changes                          1,163            -          -
  Depreciation and amortization              73,103       75,289     78,145
  Deferred income taxes and investment
     tax credits, net                           660         (940)    (4,683)
  Gain on sale of marketable equity
     securities                              (1,988)      (6,074)         -
  Net change in certain
     assets and liabilities                   1,792       (1,990)     7,188
  Provision for losses on
     accounts receivable                      1,341        1,111      2,031
 Equity in (income) loss
     of unconsolidated entities                (227)         (70)     1,731
  Other                                        (414)         (15)    (2,200)
					    -------      -------    -------
Net cash provided by operating activities    68,781       65,250     69,820
					    -------      -------    -------
Cash Flows from Investing Activities
  Additions to property, plant & equipment  (59,142)     (51,207)   (55,050)
  Acquisitions                               (2,189)        (871)   (20,606)
  Investment in non-current marketable
  securities                                    (80)      (2,320)         -
  Proceeds from sale of marketable equity
     securities                               2,063        6,483          -
  Other                                       1,847        2,689      4,647
					    -------      -------    -------
Net cash used in investing activities       (57,501)     (45,226)   (71,009)
					    -------      -------    -------
Cash Flows from Financing Activities
  Net short-term repayments                       -            -    (36,626)
  Increase (decrease) in minority interest      196          110       (145)
  Redemption of long-term debt              (35,332)     (28,666)  (174,720)
  Redemption of preferred stock                 (19)         (19)       (19)
  Proceeds from the issuance of common stock    187           22        129
  Issuance long-term debt                    25,033       17,876    238,149
  Purchase of treasury stock                      -         (146)         -
					    -------      -------    -------
  Net cash (used in) provided by
    financing activities                     (9,935)     (10,823)    26,768
					    -------      -------    -------
  Net increase in cash and
    temporary cash investments                1,345        9,201     25,579
  Cash and temporary cash investments
    at beginning of year                     58,837       49,636     24,057
					    -------      -------    -------
  Cash and temporary cash investments
    at end of year                          $60,182      $58,837    $49,636
					    =======      =======    =======


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
C-TEC Corporation and Subsidiaries
For the Years Ended December 31,               1993        1992        1991
					       ----        ----        ----
						   (Thousands of Dollars)


Changes in Certain Assets and Liabilities
  Accounts receivable and unbilled revenues $(1,461)     $(4,573)   $(1,187)
  Material and supply inventory                 192         (892)     1,176
  Income taxes receivable                         -          132      4,974
  Accounts payable                           (5,827)       5,753     (2,255)
  Accrued expenses                            3,770       (3,387)     4,842
  Accrued taxes                               5,846          996      1,735
  Other, net                                   (728)         (19)    (2,097)
					    -------      -------    -------
  Net change in certain
     assets and liabilities                  $1,792      $(1,990)   $ 7,188
					    =======      =======    =======
  Supplemental Disclosures of
  Cash Flow Information
Cash paid during the year for:
  Interest (net of amounts capitalized)     $33,994      $37,053    $37,595
  Income taxes                               $2,492      $ 3,512    $ 2,469


       See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF OPERATIONS
C-TEC Corporation and Subsidiaries
For the Years Ended December 31,               1993      1992      1991
					       ----      ----      ----
						 (Thousands of Dollars
						Except Per Share Amounts)

Sales                                    $  283,987   $  256,564   $  232,818
					 ----------   ----------   ----------
Costs and Expenses                          244,421      226,483      221,225
Nonrecurring Charges                          5,025            -            -
					 ----------   ----------   ----------
Operating Income                             34,541       30,081       11,593
					 ----------   ----------   ----------
Interest income                               1,609        2,178        1,801
Interest expense                            (34,204)     (37,321)     (37,472)
Gain on sale of marketable equity
 securities                                   1,988        6,074            -
Other income(expense),net                     1,408          291          685
					 ----------   ----------   ----------
Income(Loss) Before Income Taxes              5,342        1,303      (23,393)
					 ----------   ----------   ----------
Provision (benefit) for income taxes         10,714        3,284       (5,486)
					 ==========   ==========   ==========
Loss Before Minority Interest and
 Equity in Unconsolidated Entities           (5,372)      (1,981)     (17,907)
					 ----------   ----------   ----------
Minority interest in (income) loss of
  consolidated entities                        (341)        (150)         223
  Equity in income (loss) of unconsolidated
  entities                                      227           70       (1,731)
					 ----------   ----------   ----------
Loss from Continuing Operations
  Before Cumulative Effect of Accounting
  Principle Changes                          (5,486)      (2,061)     (19,415)
Cumulative effect on prior years of
  changes in accounting principles for:
Postretirement benefits other
   than pensions                             (1,448)           -            -
Income taxes                                    285            -            -
					 ----------   ----------   ----------
Loss from Continuing Operations              (6,649)      (2,061)     (19,415)
Gain on disposal of
  discontinued operation                          -            -        7,023
					 ----------   ----------   ----------
Net Loss                                 $   (6,649)  $   (2,061)  $  (12,392)
					 ==========   ==========   ==========

(Loss) Earnings Per Average Common Share
Loss from continuing operations before
  cumulative effect of accounting
  principle changes                      $     (.33)  $     (.13)       (1.18)
Cumulative effect on prior years of
   changes in accounting principles            (.07)           -            -
Gain on disposal of discontinued operation        -            -          .43
					 ----------   ----------   ----------
Net Loss                                    $  (.40)  $     (.13)  $     (.75)
					 ==========   ==========   ==========
Average Common Shares Outstanding        16,506,494   16,490,628   16,482,733
					 ==========   ==========   ==========

     See accompanying notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
C-TEC Corporation and Subsidiaries
December 31,                                             1993       1992
							 ----       ----
						      (Thousands of Dollars)
ASSETS
Current Assets
  Cash and temporary cash investments                  $ 60,182   $ 58,837
  Accounts receivable, net of reserve for
     doubtful accounts of $679 in 1993 and
     $559 in 1992                                        32,592     32,810
  Unbilled revenues                                       1,466      1,128
  Material and supply inventory, at average cost          3,776      3,968
  Prepayments and other                                   3,040      2,247
  Deferred income taxes                                   2,125          -
						       --------   --------
  Total current assets                                  103,181     98,990
						       --------   --------
Property, Plant and Equipment
  Telephone plant                                       381,411    361,590
  Cable plant                                           176,297    163,552
  Cellular plant                                         25,513     21,967
  Other property, plant and equipment                    11,219      8,206
						       --------   --------
    Total property, plant and equipment                 594,440    555,315
  Accumulated depreciation                              250,632    227,395
						       --------   --------
    Net property, plant and equipment                   343,808    327,920
						       --------   --------
Investments                                              16,253     15,263
						       --------   --------
Intangible Assets, net                                  106,677    137,418
						       --------   --------
Deferred Charges                                          9,645      6,775
						       --------   --------
Total Assets                                           $579,564   $586,366
						       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt
    and preferred stock                                $  6,675   $  4,488
  Accounts payable                                       13,498     19,325
  Advance billings and customer deposits                  7,698      7,633
  Accrued taxes                                          11,295      5,449
  Accrued interest                                        6,431      6,221
  Accrued expenses                                       18,506     14,946
						       --------   --------
  Total current liabilities                              64,103     58,062
						       --------   --------
Long-Term Debt                                          409,293    421,780
						       --------   --------

CONSOLIDATED BALANCE SHEETS
C-TEC Corporation and Subsidiaries
December 31,                                             1993       1992
							 ----       ----
						      (Thousands of Dollars)
Deferred Credits
  Deferred income taxes                                  29,116     31,692
  Deferred investment tax credits                         1,849      2,734
  Other                                                  12,545      3,072
						       --------   --------
    Total deferred credits                               43,510     37,498
						       --------   --------
Minority Interest                                         2,019      1,908
						       --------   --------
Redeemable Preferred Stock                                  276        294
						       --------   --------
Common Shareholders' Equity                              60,363      66,824
						       --------   --------
Commitments and Contingencies
						       --------   --------
Total Liabilities and Shareholders' Equity             $579,564   $586,366
						       ========   ========

       See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
C-TEC CORPORATION AND SUBSIDIARIES

					      COMMON STOCK ISSUED
			       ----------------------------------------------
				     COMMON            CLASS B      ADDITIONAL
			       -----------------   -----------------  PAID-IN
(THOUSANDS OF DOLLARS)         SHARES  PAR VALUE   SHARES  PAR VALUE  CAPITAL
			       ------  ---------   ------  ---------  -------
BALANCE, DECEMBER 31, 1990   8,136,984  $8,137   8,794,537   $8,795   $22,408

 NET LOSS                            -       -           -        -         -
 COMMON STOCK ISSUED
  (NOTE 9A)
 INCENTIVE STOCK OPTIONS             -       -      18,000       18      (142)
 TREASURY STOCK TRANSACTIONS
  (AT COST)
 INCENTIVE STOCK OPTIONS             -       -     (18,000)     (18)        -
 CANCELLED                                         (44,086)     (45)   (1,001)
 CONVERSIONS                    (2,692)     (3)      2,692        3         -
 OTHER                               -       -           -        -         -
			     ---------  ------   ---------   ------   -------
BALANCE, DECEMBER 31, 1991   8,134,292   8,134   8,753,143    8,753    21,265
  NET LOSS                           -       -           -        -         -
 COMMON STOCK ISSUED
 (NOTE 9A)-
 STOCK REPURCHASES                   -       -     (12,595)     (12)        -
 INCENTIVE STOCK OPTIONS             -       -       3,000        3       (38)
 TREASURY STOCK TRANSACTIONS
 (AT COST)
 STOCK REPURCHASES                   -       -       12,595      12         -
 INCENTIVE STOCK OPTIONS             -       -       (3,000)     (3)        -
 CONVERSIONS                       672       1         (672)     (1)        -
			     ---------  ------   ---------   ------   -------

BALANCE, DECEMBER 31, 1992   8,134,964   8,135   8,752,471    8,752    21,227
NET LOSS                             -       -           -        -         -
 COMMON STOCK ISSUED
 (NOTE 9A)-
 INCENTIVE STOCK OPTIONS             -       -      26,000       26      (592)
 TREASURY STOCK TRANSACTIONS
 (AT COST)
 INCENTIVE STOCK OPTIONS             -       -     (26,000)     (26)        -
 CONVERSIONS                     2,901       3      (2,901)      (3)        -
			     =========  ======   =========   ======   =======
BALANCE, DECEMBER 31, 1993   8,137,865  $8,138   8,749,570   $8,749   $20,635
			     =========  ======   =========   ======   =======

       42A
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
C-TEC CORPORATION AND SUBSIDIARIES

				RETAINED     TREASURY
				EARNINGS       STOCK      OTHER      TOTAL
				---------    --------    -------   --------


BALANCE, DECEMBER 31, 1990       $49,231     $(7,300)    $(3,339)   $77,932
 NET LOSS                        (12,392)          -           -    (12,392)
 COMMON STOCK ISSUED (NOTE 9A)-
  INCENTIVE STOCK OPTIONS              -            -           -       (124)
 TREASURY STOCK TRANSACTIONS
  (AT COST)
 INCENTIVE STOCK OPTIONS              -          272           -        254
 CANCELLED                            -        1,046           -          -
 CONVERSIONS                          -            -           -          -
 OTHER                                -            -       3,339      3,339
				-------      -------     -------    -------
BALANCE, DECEMBER 31, 1991       36,839       (5,982)          -     69,009
 NET LOSS                        (2,061)           -           -     (2,061)
 COMMON STOCK ISSUED (NOTE 9A)-
 STOCK REPURCHASES                    -            -           -        (12)
 INCENTIVE STOCK OPTIONS              -            -           -        (35)
 TREASURY STOCK TRANSACTIONS
 (AT COST)
 STOCK REPURCHASES                    -         (146)          -       (134)
 INCENTIVE STOCK OPTIONS              -           60           -         57
CONVERSIONS                           -            -           -          -
				-------      -------     -------    -------
BALANCE, DECEMBER 31, 1992       34,778       (6,068)          -     66,824
 NET LOSS                        (6,649)           -           -     (6,649)
 COMMON STOCK ISSUED (NOTE 9A)-
 INCENTIVE STOCK OPTIONS              -            -           -       (566)
 TREASURY STOCK TRANSACTIONS
 (AT COST)
 INCENTIVE STOCK OPTIONS              -          780           -        754
 CONVERSIONS                          -            -           -          -
				-------      -------     -------    -------
BALANCE, DECEMBER 31, 1993      $28,129      $(5,288)          -    $60,363
				=======      =======     =======    =======

	SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   Summary of Significant Accounting Policies


      Principles of Consolidation


	    The consolidated financial statements include the accounts of C-TEC Corporation and its wholly and majority owned subsidiaries (the Company), after elimination of significant intercompany accounts and transactions. The Company's operations are divided into five principal groups: Telephone, Cable Television, Communications Services, Mobile Services, and Long Distance. Investments accounted for by the equity method include cellular partnerships, an alternative access telephone service provider, and a cable company.


      Earnings (loss) Per Share


	    Earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including Class B Common. No effect is given to antidilutive securities.


      Cash Flows


	    For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments.


      Property, Plant and Equipment


	    Telephone plant reflects the original cost of construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.


	    Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were 6.26%, 5.76% and 6.69% in 1993, 1992, and 1991, respectively. At the time property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.


	    Cable television plant includes the original cost of construction and certain capitalized costs, including interest incurred prior to receipt of the first subscriber revenue.


	    Depreciation on cable plant is provided on the straight-line method based on the estimated useful lives of the various classes of depreciable property. The average estimated useful lives of depreciable cable plant are:
      Building                                 25 - 45 years
      Cable Television Distribution
	Equipment                               8 - 22.5 years
      Other Equipment                           4 - 10 years


Gain or loss is recognized on major retirements and dispositions. Major replacements and betterments are capitalized.

	    Depreciation on cellular and other property, plant and equipment is provided on the straight-line basis over the useful lives of the property ranging from 2 to 27 years. Gain or loss is recognized on major retirements and dispositions.


	    Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred.


      Intangible Assets and Deferred Charges


	    Intangible assets consist primarily of amounts allocated upon purchase of assets of existing operations and include the excess of cost over fair value of net tangible assets. Intangible assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.


	    Deferred charges principally include costs incurred to obtain financing, prepaid pension cost and the regulatory asset established by the Telephone subsidiary in connection with the requirements of standards of accounting for income taxes. Debt issuance costs are amortized on the straight-line basis over the term of the financing acquired. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.


      Revenue Recognition


	    Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. Interstate access charges are subject to a pooling process with the National Exchange Carrier Association (N.E.C.A.). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.


	    Revenues from basic and premium cable programming services are recorded in the month the service is provided.


	    Cellular air time is recorded as revenue when earned. Telephone equipment sales are recorded at the time the equipment is delivered to the customer.


	    Long distance telephone service revenues are recorded based on minutes of traffic processed and contracted fees.

	    Long-term contracts of the Communications Services Group are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

      Income Taxes

	    The Company and its subsidiaries report income for federal income tax purposes on a consolidated basis.


	    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Through December 31, 1992, income taxes were accounted for under the deferral method of APB Opinion No. 11.


	    Investment tax credits for the Telephone and Cable Groups have been deferred in prior years and are being amortized over the average lives of the applicable property. The Telephone Group amortizes excess deferred taxes over the remaining life of the plant which gave rise to the excess.


	    The Company's federal income tax returns are subject to review by the Internal Revenue Service. Management believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

      Financial Instruments

	    The Company enters into interest rate swap agreements in the management of interest rate exposure. The difference to be paid or received on these agreements is accrued as interest rates change and is recognized over the respective payment periods during the lives of the agreements.


2.   Business Combinations


	    During 1991, the Company acquired additional cable properties serving subscribers in Michigan and New Jersey, for $5,065.


	    In January 1991, the company completed the purchase of an Iowa RSA cellular license for $15,541.


	    These transactions were accounted for under the purchase method of accounting and the results of operations were not significant to the consolidated financial statements.


	    In April 1993, the Company acquired a controlling interest in Northeast Networks, Inc. ("NNI"), an alternative access telephone service provider in Westchester County, New York. The Company made an investment in NNI during 1993 of $1,896. The Company accounts for its investment under the equity method since the results are not materially different from consolidation.


	    In late 1990, the Company signed a definitive agreement for the sale of assets of the Information Services Group and the Company's corporate data processing function. This disposition was recorded at an after-tax gain of $7,023 in 1991. The agreement also provides a minimum royalty fee of $3,600 on cellular software products sold through January 1, 1998.

4.  Investments

	    The Company's investments reflected on the accompanying consolidated balance sheets at December 31 are as follows:


					   1993                     1992
					 -------                  -------
Mercom, Inc. Common Stock                $ 3,920                  $ 4,674
Rural Telephone Bank Stock                 7,548                    7,548
Cellular and Other Partnerships            3,132                    2,955
Northeast Networks, Inc.                   1,642                        -
Other Stock Investments                       11                       86
					 -------                  -------
Total Investments                        $16,253                  $15,263

Investments carried at equity consist of the following at December 31:

						      Percentage Owned
						     -------------------
						      1993         1992
						     -------      ------
Cellular and Other Partnerships                      28%-50%      28%-50%
Mercom, Inc.                                         43.63%       42.46%
Northeast Networks, Inc.                             53.70%           --

       During 1991, the Company obtained significant influence over the operating and financial policies of Mercom, Inc. Accordingly, the Company changed from the cost to the equity method to account for this investment and recorded the Company's proportionate share of losses and amortization of excess cost over net assets for $834, $841, and $2,404 in 1993, 1992, and 1991, respectively. At December 31, 1993 and 1992, the Company's investment in Mercom, Inc. exceeded its underlying equity in the net assets of Mercom, Inc. by $10,884 and $10,660, respectively, which excess is being amortized on a straight-line basis over 15 years.


       The following table reflects the summarized financial position and results of operations of Mercom, Inc.:

				  1993           1992           1991
				  ----           ----           ----
Assets                           $ 22,244      $ 23,873       $ 26,657
Liabilities                      $ 34,782      $ 36,175       $ 37,815
Stockholders' Deficit            $(12,538)     $(12,302)      $(11,158)
Sales                            $ 12,606      $ 11,986       $ 11,041
Net Loss                         $   (236)     $ (1,144)      $ (7,784)


       At December 31, 1993, the quoted market value of the Company's investment in Mercom, Inc. exceeded the carrying value by approximately $250.



       Certain conversion features of the Rural Telephone Bank stock permit the stock to be converted to another class of stock upon which dividends have historically been paid. Since the stock is not readily marketable, the Company believes that future cash flows resulting from anticipated dividend payments and proceeds from the future retirement of the stock support the carrying value at December 31, 1993 and 1992.


       In 1992, other stock investments consisted primarily of investments in marketable equity securities of a cable programming company. During 1993, the Company sold $75 of its other stock investments for $2,063 and realized a gain of $1,988. During 1992, the Company sold $409 of its other stock investments for $6,483 and realized a gain of $6,074.


       During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 is effective for fiscal years beginning after December 15, 1993. SFAS 115 will not have a material effect on the Company's financial position or results of operations based on its existing investment portfolio.


5.  Intangible Assets

Intangible assets consist of the following at December 31:

				  Period          1993           1992
				  ------          ----           ----
Cable television franchise
   and subscriber lists         1.2-19.3 years   $105,237       $105,504
Cable noncompete agreements     5 years            74,313         74,313
Cellular licenses               10 years           38,602         38,602
Cellular noncompete agreements  2-5 years          14,200         14,200
Cable goodwill                  1.2-40 years        4,106          4,106
Cellular goodwill               5-25 years          8,478          8,624
Other intangibles               6 mos-19.4 years    3,036          3,137
						  -------        -------
     Total                                        247,972        248,486
Less accumulated amortization                     141,295        111,068
						  -------        -------
Intangible assets, net                           $106,677       $137,418

       Amortization expense charged to operations in 1993, 1992 and 1991 was $25,867, $26,227, and $26,437 respectively.



6.  Deferred Charges

       Deferred charges consist of the following at December 31:

							1993        1992
							----        ----
Regulatory asset of Telephone subsidiary               $3,957           -
Cable unamortized debt issuance costs                   1,017      $1,257
Parent unamortized debt issuance costs                    456         687
Prepaid pension cost                                    2,984       2,852
Other                                                   1,231
						       ------      ------
     Total                                             $9,645      $6,775


7.   Debt

      a.   Long-Term Debt


	   The long-term debt outstanding at December 31, 1993 and 1992 is as follows:
							1993         1992
							----         ----
Long-term debt
   Mortgage notes payable to the United
   States of America --
     Rural Electrification Administration
     (REA) --
       2% due 1993 to 2003                           $    372    $    415
       Federal Financing Bank (FFB) --
	12.177% due 2001                                  155         165
	8.36% due 2009                                  2,659       2,715
	7.693% due 2012                                11,138      11,346
     Rural Telephone Bank (RTB)  --
	5% due 2009                                    25,544      26,610
	5.43% due 2009                                 29,318      30,494
	6.14% due 2009                                  5,710       5,925
	6.05% due 2009                                  3,004           -
	7% due 2012                                     1,729       1,773
	6.5% due 2013                                  17,120      17,553
	7% due 2015                                    39,287      40,068
   Senior Secured Notes
	9.65% due 1999                                150,000     150,000
   Senior Secured Notes
	9.52% due 2001                                100,000     100,000
  Revolving Credit Agreements                          28,000      36,000
Other                                                   1,913       3,185
						     --------    --------
	Total                                         415,949     426,249
  Due within one year                                  (6,656)     (4,469)
						     --------    --------
	Total Long-Term Debt                         $409,293    $421,780

       During 1990, the Telephone Group entered into an agreement with the RTB that provides for borrowings up to $89,996. The Telephone Group has borrowed $67,182 under this agreement. In 1990, in accordance with the terms of the agreement, this Group was required to make an investment in RTB stock equal to approximately 5% of the total available borrowing amount. Principle and interest are payable monthly.

       The Telephone Group has other borrowings with the United States of America through the REA, FFB and RTB under various mortgage notes and security agreements. In accordance with these agreements, quarterly sinking fund payments are being made on all notes and portions of amounts borrowed have been used to purchase common stock of the RTB.

       Substantially all the assets of the Telephone Group are subject to the liens of the various security agreements described above. In addition, the Telephone Group is restricted as to the amount of dividends that may be distributed, the amount of any investment in an affiliated company, and the redemption of capital stock.

       In prior years, the Cable Group entered into agreements with several industrial development agencies regarding the use of proceeds from the issuance of industrial development revenue bonds. The funds were used to finance the construction of certain cable facilities. These bonds were effectively retired in 1992 when the Company purchased the bonds at face value. No gain or loss was recognized on the transaction.



       In 1989, in order to complete the August 29, 1989 Michigan cable television acquisition, the Cable Group entered into a private placement of Senior Secured Notes for $150,000 and a $70,000 Revolving Secured Credit Agreement, which the Company voluntarily reduced to $60,000 in 1990 and which, in accordance with its terms, was reduced to $39,000 as of December 31, 1993. The Senior Secured Notes and the Revolving Secured Credit Agreement are collateralized by the stock of the Cable Group subsidiaries. On September 1, 1996 and on each September 1 thereafter, a mandatory principal repayment is required on the Senior Secured Notes. The Senior Secured Notes and Revolving Secured Credit Agreement contain restrictive covenants which, among other things, require maintenance of a specified debt to cash flow ratio.

       As noted, The Cable Group Revolving Secured Credit Agreement with a group of commercial banks referred to in the previous paragraph provides revolving credit borrowings up to $39,000 as of December 31, 1993. The total commitments are reduced on a quarterly basis through maturity in September 1996. These quarterly reductions escalate on an annual basis. Interest is paid based on Prime, LIBOR or CD Rates, depending on the type of loan and terms of the agreement. A fee of 3/8% per annum is required on the unused portion of the available commitment ($11,000 at December 31, 1993). The Cable Group had borrowings of $28,000 (4.24% weighted average interest rate) and $36,000 (4.61% weighted average interest rate) as of December 31, 1993 and 1992, respectively, under this agreement.


       In March 1991, the Company entered into a $95,000 Credit Agreement with a syndicate of banks that provided revolving credit borrowings through June 30, 1992. This agreement contained restrictive covenants, including the maintenance of a specified debt to cash flow ratio. Interest was paid based on Prime, LIBOR or CD Rates, depending on the type of loan and terms of the agreement. This revolver was subsequently reduced to $50,000 in December 1991.

       In March 1992, this Credit Agreement was amended and restated. The more significant amendments to the Credit Agreement extend the revolving credit period through June 1, 1994 at which time the outstanding balance converts to a term loan with mandatory quarterly reductions through June 1, 1997. The specified debt to cash flow ratios were also increased through December 1993, with certain reductions thereafter to final maturity.

       The Company pays a commitment fee of 1/2% per annum on the unused portion of the available commitment. There were no borrowings outstanding under this agreement as of December 31, 1993.

       In December 1991, the Company entered into a private placement of Senior Secured Notes for $100,000 at 9.52% due 2001. Proceeds were utilized to prepay revolver borrowings outstanding on the closing date. This agreement contains restrictive covenants, including maintenance of a specified debt to cash flow ratio. On December 1, 1996, and on each December 1 thereafter, a mandatory principal repayment is required on the Senior Secured Notes.

       The Credit Agreement and the Senior Secured Notes are collateralized by a pledge of the stock of the telephone and mobile services subsidiaries.

       The Cable Group was obligated for an 8.45% loan collateralized by the assets of Home Link, the Company's 80% owned cable subsidiary. This loan was repaid during 1992.

       Maturities and sinking fund requirements on long-term debt for each year ending December 31, 1994 through 1998 are as follows:
		      Year                      Aggregate Amounts
		      ----                      -----------------
		      1994                           $ 6,656
		      1995                            20,299
		      1996                            52,794
		      1997                            65,795
		      1998                            66,126

       At December 31, 1993, the Company had an outstanding interest rate swap agreement which expires in December 1994. Under the agreement, the Company receives a fixed rate of 9.52% on $100,000 and pays a floating rate of LIBOR plus 502 basis points (8.52% at December 31, 1993), as determined in six-month intervals. The transaction effectively changes the Company's interest rate exposure on the $100,000 underlying debt from a fixed-rate to a floating-rate basis.


      b.   Short-Term Debt

	   At December 31, 1993, the Company had an unused committed line of credit that provided for borrowings of up to $2,000 at prime (6% at December 31, 1993). The Company also had a $10,000 uncommitted line of credit with a bank that was available upon two weeks' notification. In addition, the Cable Group had an unused line of credit for $1,480 at prime (6% at December 31, 1993). Short-term unsecured borrowings may be made under these lines of credit. All unused lines of credit are cancelable at the option of the banks.


	   There are no commitment or facility fees associated with maintaining availability of the above mentioned lines of credit.


8.   Redeemable Preferred Stock

       The preferred stock of the telephone subsidiary is redeemable in whole or in part at the Company's option upon 30 days' notice at its optional redemption prices. Such prices are not significantly different from par value. Preferred stock is entitled, in voluntary liquidation, to an amount equal to the optional redemption price and, in involuntary liquidation, to par value plus accrued dividends. The redeemable preferred stock outstanding at December 31, 1993 and 1992 is as follows:


					  1993     1992      1993   1992
					  ----     ----      ----   ----
					    Number of
					Shares Outstanding
					------------------
Redeemable Preferred Stock
    Cumulative, $100 par value,
    authorized 102,343 shares in
    1993 and 102,531 shares in
    1992


Series C, 5%, due 2005                   1,320     1,430      $132     $143
Series E, 5-1/4%, due 2008                 825       880        83       88
Series F, 5-1/2%, due 2029                 800       823        80       82
					 -----     -----      ----     ----
      Total                              2,945     3,133       295      313
Due within one year                                            (19)     (19)
							       ---     ----
   Total preferred stock                                      $276     $294

       In addition, the Series C, E, and F Preferred Stock of the telephone subsidiary include provisions for a mandatory sinking fund sufficient to retire approximately 188 shares each year at par plus accrued dividends. Sinking fund requirements for each year ending December 31, 1994 through 1998 are approximately $19. In 1993 and 1992, 188 shares were redeemed each year.


9.   Common Shareholders' Equity


      a.   Common Stock


	   Common shareholders' equity at December 31, 1993 and 1992 is as follows:

					Number of
				    Shares Outstanding
				    ------------------
Common Shareholders' Equity          1993         1992         1993    1992
- - ---------------------------          ----         ----         ----    ----
Common Stock, $1 par value,
  authorized 35,000,000
  shares, issued 8,137,865 in
  1993 and 8,134,964 in 1992       7,962,266    7,959,365    $ 8,138  $ 8,135
Class B Stock, $1 par value,
  authorized 8,753,203 shares,
  issued 8,749,570 in 1993
  and 8,752,471 in 1992            8,547,327    8,524,228    $ 8,749  $ 8,752
				  ----------   ----------    -------  -------
Total Common Stock                16,509,593   16,483,593     16,887   16,887


Additional Paid-in Capital                                    20,635   21,227
Retained Earnings                                             28,129   34,778
Treasury Stock at cost,
  175,599 shares of Common Stock
  and 202,243 shares of Class B
  Stock in 1993; 175,599 shares
  of Common Stock and 228,243
  shares of Class B Stock in 1992                             (5,288)  (6,068)
							      ------   ------
Total common shareholders'equity                             $60,363  $66,824


       On April 26, 1984, the shareholders adopted the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the Plan). The Plan provides for the grant of Stock Options (options) and Stock Appreciation Rights
(SARs) to key employees of the Company. Up to 450 shares of stock and up to 90,000 SARs may be issued under the Plan.


       The options and SARs may not be exercised before one year from the date of grant and may not be exercised after an employee's employment terminates for any reason other than death, unless provided otherwise at the time of grant. Generally, the options and SARs are to be granted within ten years from the date of the adopted Plan.


       During 1988, the Board of Directors made certain revisions to the Plan. The amended Plan provides for the grant of both Nonqualified and Incentive Stock Options and SARs. The Board of Directors determines the option price at the date of grant. The Incentive Stock Options are not exercisable before one year or after five years from date of grant in the case of a ten percent shareholder; or before one year or after ten years from date of grant in all other cases.


       Incentive Stock Options, none of which were outstanding as of December 31, 1993, are primarily granted to executive officers of the Company and may only be exercised on a quarterly basis during a ten-day window period.


       Costs (credits) associated with SARs were $132, ($152), and ($38) in 1993, 1992 and 1991, respectively.


       Transactions involving the Plan are summarized as follows:

Option Shares                          1993       1992        1991
- - -------------                          ----       ----        ----
Outstanding, January 1               26,000      29,000     50,000
Granted                                   0           0          0
Cancelled                                 0           0     (3,000)
Exercised (at $7.20)                (26,000)     (3,000)   (18,000)
				    -------      ------    -------
Outstanding, December 31                  0      26,000     29,000
   (at $7.20)
				    -------      ------    -------
Exercisable, December 31                  0      26,000      9,000
				    -------      ------    -------
Stock Appreciation Rights
				    -------      ------    -------
Outstanding, January 1               52,000      58,000    100,000
Granted                                   0           0          0
Cancelled                                 0           0     (6,000)
Exercised                           (52,000)     (6,000)   (36,000)
				    -------      ------    -------
Outstanding, December 31                  0      52,000     58,000
   (at $8.00)
				    -------      ------    -------
Exercisable, December 31                  0      52,000     18,000
				    -------      ------    -------

      b.   Retained Earnings

	   Pursuant to the terms of mortgage notes and security agreements (see Note 7) and preferred stock, there are restrictions as to the amount of dividend payments that can be paid by the telephone subsidiary to the Company. As of December 31, 1993, the maximum allowable distribution was approximately $974.


10.  Pensions and Employee Benefits

       Substantially all of the Company's employees are included in a trusteed noncontributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. The Company funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. No contributions were required or made for the years ended December 31, 1993, 1992 and 1991.

       Pension credit for 1993, 1992 and 1991 is as follows:
					  1993         1992         1991
					  ----         ----         ----
Benefits earned during the year
(service cost)                           $1,505        $1,429      $1,148
Interest cost on projected
   benefit obligation                     2,431         2,259       2,051
Actual return on plan assets            (10,187)       (2,284)     (6,690)
Other components - net                    6,120        (1,844)      3,110
					-------        ------      ------
Net periodic pension credit              $ (131)       $ (440)     $ (381)
					-------        ------      ------

       The Company's pension plan has assets in excess of the accumulated benefit obligations. Plan assets include equity, cash, and fixed income securities. Plan assets include common stock of the Company of approximately $11,443 and $5,109 at December 31, 1993 and 1992, respectively.


       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1993 and 1992.

December 31,                              1993       1992
- - ------------                              ----       ----
Plan assets at fair value                $54,660    $45,834
					 -------    -------
Actuarial present value of
benefit obligations:
   Accumulated benefit obligation:
      Vested                              27,937     26,222
      Nonvested                            1,043        895
					 -------    -------
	 Total                            28,980     27,117
Effect of increases in
compensation                               7,416      7,133
					 -------    -------
Plan assets in excess of projected
   benefit obligation                     18,264     11,584
Unrecognized transition asset             (5,540)    (6,094)
Unrecognized prior service cost            1,476      1,677
Unrecognized net gain                    (11,216)    (4,315)
					 -------    -------
Prepaid pension cost                     $ 2,984    $ 2,852
					 -------    -------

       Prepaid pension cost is included in deferred charges on the accompanying consolidated balance sheets.


       The following assumptions were used in the determination of the projected benefit obligation and net periodic pension credit:


December 31,                                  1993       1992      1991
- - ------------                                  ----       ----      ----
Discount rate                                 7.0%       7.0%      7.25%
Expected long-term rate of
  return on plan assets                       8.0%       8.0%      8.0%
Long-term rate of compensation
  increases                                   6.0%       6.0%      6.5%


       The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $619, $524, and $449, in 1993, 1992, and 1991, respectively.


       For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees. In 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the cost of postretirement benefits to be accrued during the service lives of employees. Previously these benefits were accounted for on a pay-as-you-go basis. The Company elected to immediately recognize the cumulative effect on prior years of the change in accounting for postretirement benefits of $1,448, which is net of income tax benefits of $1,052. The Company continues to fund these benefits on a pay-as-you-go basis.

       Since the Pennsylvania Public Utility Commission only allows benefit premiums to be included in rates on a pay-as-you-go basis, the telephone subsidiary records its liability for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" without recording a corresponding regulatory asset.


       The net periodic cost for postretirement health care and life insurance benefits during the year ended December 31, 1993 included the following components:

					      1993
					      ----
Service cost                                  $  6
Interest cost                                  173
					      ----
Net periodic postretirement benefit cost      $179

       The pay-as-you-go benefit premium expenditures for postretirement benefits were $189 and $206 in 1992 and 1991, respectively.


       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31:

							     1993
							    ------
Accumulated postretirement benefit obligation:
Retirees and dependents                                     $2,411
Fully eligible active plan participants                        100
							    ------
Total obligation                                             2,511

Plan assets                                                      0
							    ------
Accrued postretirement benefit liability                    $2,511

       The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheet at December 31, 1993.


       The discount rate used in determining the accumulated postretirement benefit obligation was 7%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14.5% for 1993 declining over an eighteen year period to an ultimate rate of 6%.


       The effect of increasing the assumed health care cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $80 and increase the net periodic postretirement benefit cost by approximately $6 in 1993.


       The Company also has a non-qualified supplemental pension plan covering certain former employees which provide for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,127 at December 31, 1993. Pension expense for the plans was $960, $25, and $25 in 1993, 1992 and 1991, respectively.


       During the fourth quarter of 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which is effective for fiscal years beginning after December 15, 1993. This standard will require accrual accounting rather than the current pay-as-you-go method for certain self-insured postemployment benefits. Because the limited covered benefits which the Company provides are generally insured, this new standard is not expected to have a material effect on the Company's financial position or results of operation.

11.   Nonrecurring Charges


	    During the fourth quarter of 1993, the Company recorded nonrecurring charges aggregating $5,025. The primary components of the charges are expected costs of $3,150 for employee relocations and $1,875 for separations related to the change in control of the company and relocation of certain key corporate and operating functions to the Princeton, New Jersey area.



12.   Income Taxes

	    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect on prior years of the change to this new standard is reported in the 1993 consolidated statement of operations.
Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

	    The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred approach to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. Since the Pennsylvania Public Utility Commission has not adopted SFAS 109 for rate-making purposes, the Company's telephone subsidiary accounts for SFAS 109 in conjunction with SFAS 71. Therefore, the telephone company records deferred taxes for temporary differences previously flowed through; unamortized ITC balances; and the effects of rate changes by establishing corresponding regulatory assets and liabilities, which amounted to $3,956 and $8,656, respectively, at December 31, 1993. Included in the regulatory asset is $1,494 related to the increase in federal tax rates from 34% to 35% in 1993. The regulatory asset is included in deferred charges and the regulatory liability is included in other deferred credits in the December 31, 1993 consolidated balance sheet.

	    The Provision (Benefit) for Income Taxes Consists of the
Following:

					   1993         1992         1991
					   ----         ----         ----
   Currently payable (refundable) -
     Federal                               $7,377       $1,601      $  879
     State                                  2,677        2,623       3,392
					   ------        -----       -----
	  Total current                    10,054        4,224       4,271
   Deferred, net
     Federal                                 (490)      (1,273)     (4,226)
     State                                  2,035        1,495         760
					    -----        -----      ------
Total deferred                              1,545          222      (3,466)
Investment tax credits,
     net of amortization                     (885)      (1,162)     (1,217)
					     ----       ------      ------
     Provision (benefit)
       for income taxes                   $10,714       $3,284      $ (412)


The Provision (Benefit) for Income Taxes is Reflected in the Consolidated Statements of Operations as Follows:


					   1993         1992         1991
					   ----         ----         ----
   Provision (benefit) for
     income taxes                       $ 10,714      $  3,284     $ (5,486)
   Provision from
     discontinued operations                   -             -        5,074
					 -------      --------     --------
  Total provision (benefit)
     for income taxes                   $ 10,714      $  3,284     $   (412)


The following is a reconciliation of income taxes at the applicable U.S. Federal Statutory rate with income taxes recorded by the Company:


					   1993         1992         1991
					   ----         ----         ----
   Income (loss) before provision
     (benefit) for income taxes
     and cumulative effect of
     accounting principle changes         $5,228       $ 1,223    $ (12,804)


     Federal tax provision (benefit)
     at statutory rate                    $1,778      $   416     $  (4,353)
   Increase (reduction) due to:
     State income taxes, net of
	federal benefit                    2,936        2,626         2,717
     Depreciation (flow-through)               -          151           425
     Amortization of investment
	tax credits                         (885)      (1,162)       (1,217)
     Benefit of rate differential
	applied to reversing timing
	differences                         (337)        (420)         (420)
     Estimated nondeductible expenses      6,329        1,121           962
     Dividends received deductions           (14)         (28)          (11)
     Nondeductible goodwill                  547          594           612
     Rate differential due to
	net operating loss
	carryback                            512            -            63
     Equity in unconsolidated entities      (388)         286           817
     Tax-exempt interest income                          (435)          (67)
     Changes in federal tax rates             50            -             -
     Other, net                              186          135            60
					 -------      -------       -------
   Provision (benefit) for
  income taxes                           $10,714      $ 3,284       $  (412)


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1993 are as follows:


					 Deferred Tax         Deferred Tax
					    Assets             Liabilities
					 ------------         ------------
Net operating loss carryovers                 $25,785              $     -
Alternative minimum tax credits                11,052                    -
Regulatory liability - deferred taxes           2,260                    -
Benefit plans                                   1,940                1,280
Property, plant and equipment                   1,785               57,670
Intangible assets                                  66                3,453
Accruals for nonrecurring charges               1,235                    -
Prior Business Combinations                         -                1,890
All other                                       1,406                2,113
					      -------              -------


     Subtotal                                  45,529               66,406
Valuation allowance                            (6,114)                   -
					      -------              -------
Total deferred taxes                          $39,415              $66,406


	    In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

	    Of the total valuation allowance, $5,466 has been recorded to offset deferred tax assets related to state and federal net operating loss carryforwards generated by certain subsidiaries.


	    The net change in the valuation allowance for deferred tax assets during 1993 was an increase of $5,406.


	    In 1992 and 1991, provision (benefit) for deferred income taxes of $222 and ($3,466), respectively, were provided for significant timing differences in recognition of revenue and expense for tax and financial statement purposes. These items consisted primarily of the following: 1992 - $1,255 for depreciation; ($971) for capitalization requirements; ($977) for alternative minimum tax; $741 for amortization of subscriber lists; ($413) for amortization of excess deferred taxes; $589 for adjustment to prior years; and ($500) for provision for estimated expenses; and 1991 - $652 for depreciation; ($540) for amortization of excess deferred taxes; ($634) for alternative minimum tax and ($2,946) for benefit of reversal of previously established deferred taxes.


	    The Company has federal income tax operating loss carryforwards of $52,358 which begin to expire in 2006.


	    A cable television subsidiary has unused net operating loss and investment tax credit carryforwards of approximately $2,686 and $342, respectively, at December 31, 1993, which arose prior to acquisition.
These carryforwards expire beginning in 1995 through 1997. In addition, a Mobile Services subsidiary has net operating loss carryforwards of $1,753 which also arose prior to acquisition. These carryforwards expire beginning in 2003 through 2005. This subsidiary also has a net operating loss carryforward of $605 which is subject to statutory limitations and, if utilized, will be used to reduce the intangible assets acquired.


	    In 1993, 1992 and 1991 the Company was liable for federal and state Alternative Minimum Tax (AMT) in the amount of $1,840, $174, and $255, respectively. At December 31, 1993, the cumulative minimum tax credits are $11,052. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.



	    Estimated nondeductible expenses relate primarily to provisions made in anticipation of final resolution of the Company's current IRS examination referred to in Note 13. Additionally, management estimates that final resolution of the Company's IRS examination discussed further in
Note 13 may reduce net operating loss carryforwards by approximately
$24,800 and increase cumulative minimum tax credits by approximately $4,900.



13.   Commitments and Contingencies


      a. The Company had various purchase commitments at December 31, 1993 related to its 1994 construction budget.


      b. Total rental expense, primarily for pole rentals, was $4,006, $3,818, and $4,043 in 1993, 1992, and 1991, respectively. At December 31,
1993, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $3,034 which are expected to continue indefinitely, are as follows:


			Year                  Aggregate Amounts
			----                  -----------------
			1994                            $ 1,063
			1995                            $   937
			1996                            $   695
			1997                            $   414
			1998                            $   327
			After 1998                      $   309


	    c. In 1992, the Company entered into a restated data processing agreement for the provision to the Company of data processing services and products including the general management of the Company's data processing operations and installation and enhancement of software systems. The Company pays a monthly fee of $322, with provision for monthly increases based on increases in usage of services over base volumes and for annual increases based on increases in the Consumer Price Index. The Company provides certain facilities and data processing equipment to its service provider at no charge as part of this agreement. The agreement expires December 1997.


      d. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through December 1993, approximately $90,343 in amortization of these assets has been deducted for tax purposes. Management believes that its position is supportable and intends to vigorously oppose these adjustments. Management has filed a petition for redetermination of the deficiencies and additions to tax as set forth in the Notice of Deficiency. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.


      e. During 1993, the Pennsylvania Public Utility Commission ("PPUC") conducted an investigation of the appropriateness of Commonwealth Telephone Company's ("CTCo") transactions with affiliates and analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this investigation, CTCo will provide its residential customers touch-tone service free of charge beginning February 1, 1994. The agreement also states that, barring unforeseen regulatory changes, CTCO will not increase basic service rates prior to January 1, 1997. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993 the Company will not record deferred income taxes on certain temporary differences.



	    f. In November 1992, the Company committed to invest up to $3,500 in Northeast Networks, Inc., ("NNI"), an alternative access telephone service provider in Westchester County, New York. As of December 31, 1993, the Company had invested $2,000. In return for its investment, the Company acquired a majority ownership interest and will have majority representation on NNI's board of directors until the Company's original investment, plus a return thereon, has been recovered.



	    g. During 1992, the Telephone Group entered into various software licensing agreements which will enable it to provide enhanced services to customers. Future obligations under these agreements are $263 and $792 for the years ended December 31, 1994 and 1995, respectively and $592 for each of the years ended December 31, 1996, 1997 and 1998.


      h. In November 1993, the Federal Communications Commission ("FCC") issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other service changes were in compliance with the Cable Television Consumer Protection and Competition Act of 1992. The Company believes that it is in full compliance with the Act and that the impact, if any, on the consolidated financial position of the Company as of December 31, 1993 will not be material. The Company has responded to the letters of inquiry; however FCC officials have not indicated when the investigation will be completed or whether any action is warranted.


14.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's operations are classified into five principal segments:
Telephone, Cable Television, Communications Services, Mobile Services, and Long Distance. Intersegment sales are not significant and are eliminated in the segment information presented.
[CAPTION]
						       Cable    Communications
				      Telephone     Television     Services
				      ---------     ----------   ------------
1993
- - ----
Sales                                   $125,293       $93,550        $18,895
Operating income (loss) before
 depreciation and amortization            72,465        44,328           (649)
Depreciation and amortization             22,752        41,709            379
Operating income (loss)                   49,713         2,619         (1,028)
Interest income
Interest expense
Gain on sale of marketable
  equity securities
Other income, net
Income before income taxes
Additions to property, plant
  and equipment                          $37,384       $14,935         $1,025
Identifiable assets                     $299,941      $182,504         $6,560


1992
- - ----
Sales                                   $123,039       $85,299        $14,015
Operating income (loss) before
 depreciation and amortization            72,285        40,937           (891)
Depreciation and amortization             20,606        40,708            212
Operating income (loss)                   51,679           229         (1,103)
Interest income
Interest expense
Gain on sale of marketable
  equity securities
Other income, net
Income before income taxes
Additions to property, plant
  and equipment                         $ 28,190      $ 17,263           $123
Identifiable assets                     $289,544      $209,190         $5,259


1991
- - ----
Sales                                   $119,310       $76,128        $14,325
Operating income (loss) before
 depreciation and amortization            67,057        35,401         (3,287)
Depreciation and amortization             23,346        39,862            203
Operating income (loss)                   43,711        (4,461)        (3,490)
Interest income
Interest expense
Other income, net
Loss before income taxes
Additions to property, plant
  and equipment                          $39,684       $11,159            $96
Identifiable assets                     $271,899      $232,393         $7,516


				    Mobile     Long     Parent
				  Services   Distance  and Other Consolidated
				  --------   --------  --------- ------------
1993
- - ----
Sales                              $24,810     $21,383       $56    $283,987
Operating income (loss) before
 depreciation and amortization       5,590      (3,232)  (10,858)    107,644
Depreciation and amortization        7,134         426       703      73,103
Operating income (loss)             (1,544)     (3,658)  (11,561)     34,541
Interest income                                                        1,609
Interest expense                                                      34,204
Gain on sale of marketable
  equity securities                                                    1,988
Other income, net                                                      1,408
Income before income taxes                                             5,342
Additions to property, plant
  and equipment                     $3,728        $975    $1,095     $59,142
Identifiable assets                $60,766      $4,627   $25,166-*  $579,564


1992
- - ----
Sales                              $18,687     $15,445       $79    $256,564
Operating income (loss) before
 depreciation and amortization       3,552      (1,163)   (9,350)    105,370
Depreciation and amortization       12,588         349       826      75,289
Operating income (loss)             (9,036)     (1,512)  (10,176)     30,081
Interest income                                                        2,178
Interest expense                                                      37,321
Gain on sale of marketable
  equity securities                                                    6,074
Other income, net                                                        291
Income before income taxes                                            $1,303
Additions to property, plant
  and equipment                     $3,584        $195    $1,852     $51,207
Identifiable assets                $63,372      $3,887   $15,114-*  $586,366


1991
- - ----
Sales                              $13,993      $9,062        $-    $232,818
Operating income (loss) before
 depreciation and amortization       1,442        (888)   (9,987)     89,738
Depreciation and amortization       13,405         428       901      78,145
Operating income (loss)            (11,963)     (1,316)  (10,888)     11,593
Interest income                                                        1,801
Interest expense                                                      37,472
Other income, net                                                        685
Loss before income taxes                                            $(23,393)
Additions to property, plant
  and equipment                     $3,963        $106       $42     $55,050
Identifiable assets                $71,745      $1,926   $10,521-*  $596,000

- - ------
* Includes the net investment in Mercom, Inc. for $3,920, $4,674 and $3,194 in 1993, 1992 and 1991, respectively. Also includes the net investment in Northeast Networks, Inc. for $1,642 in 1993.


15.  Disclosures About Fair Value of Financial Instruments

	    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


      a.  Cash and temporary cash investments


	   The carrying amount approximates fair value because of the short maturity of these instruments.


      b.  Long-term investments


	   Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank
	   ("RTB") Stock. It was not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock, it is issued only at par, can be held only by recipients of RTB loans and therefore, is transferable only if the underlying loan is also transferred.


      c.  Long-term debt


	   The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate long-term debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, would obtain similar rates in the current market.


      d.  Interest rate swap


	   The Company's interest rate swap agreement effectively exchanges a portion of the Company's interest rate exposure from a fixed rate to a floating rate basis. The interest rate swap reprices on six-month intervals and the Company believes that its credit risk has not changed since the date of the agreement and therefore that the floating rates in effect at December 31, 1993 and 1992 under the agreement are the same rates at which a similar agreement could have been entered into at those dates. The carrying amount in the following table represents interest accrued on debt underlying the agreement at December 31, 1993 and 1992, which is equal to its fair value.

	   The estimated fair value of the Company's financial instruments are as follows at December 31:


					1993                     1992
				--------------------     -------------------
				Carrying       Fair      Carrying      Fair
				 Amount        Value      Amount       Value
				--------       -----     --------      -----
Financial assets:
   Cash and temporary cash
    investments                  $60,182      $60,182      $58,837    $58,837


Financial liabilities:
  Fixed rate long-term debt:
  REA, FFB and RTB
  obligations                   $136,036     $122,685     $137,064   $115,592
Senior Secured Notes - 9.65%    $150,000     $167,767     $150,000   $155,228
  Senior Secured Notes - 9.52%  $100,000     $109,714     $100,000   $101,904
  Floating rate long-term debt:
  Revolving Credit Agreement    $ 28,000     $ 28,000     $ 36,000   $ 36,000
Other                           $  1,913     $  1,913     $  3,185   $  3,185

Unrecognized financial
 instruments:
Interest rate swap              $    749     $    749     $    636   $    636


16.  Off Balance Sheet Risk and Concentration of Credit Risk

	    The Company is a party to an interest rate contract used to manage the risk associated with changing interest rates as described in Notes 7 and 15. The counterparty to this contract is a major international financial institution. The Company is exposed to economic losses in the event of nonperformance by this counterparty; however, it does not anticipate such nonperformance.

	    Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

	    The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company does, however maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

	    Concentrations of credit risk with respect to receivables are limited due to a large, geographically dispersed customer base.


17.  Quarterly Information (Unaudited)


			      First       Second         Third      Fourth
			    Quarter      Quarter       Quarter     Quarter
			    -------      -------       -------     -------
1993
Sales                        $67,943      $70,287       $73,556     $72,201
Operating income               8,684       10,195        10,859       4,803
Loss Before Cumulative
 Effect of Accounting
 Principle Changes               (95)        374            632      (6,397)


Net Income (Loss)             (1,258)**      374            632      (6,397)**


Income (Loss) Per
 Average Common Share
 Before Cumulative Effect
 of Accounting
 Principle Changes           $  (.01)**   $   .02       $   .04     $  (.39)**


Net Income (Loss Per
  Average Common Share       $  (.08)     $   .02       $   .04     $  (.39)
			     -------      -------       -------     -------
Common Stock *
   Market Price
     High                     $17.75       $25.00        $28.00      $33.50
     Low                      $13.50       $15.75        $23.50      $23.75

Class B Stock *
   Bid Price
     High                     $17.50       $26.50        $29.25      $35.25
     Low                      $14.00       $15.75        $25.50      $29.25


1992
- - ----
Sales                        $60,349      $62,012       $65,064     $69,139
Operating income               5,138        6,647         7,958      10,338
Net Income (Loss)             (3,408)      (2,256)        2,117       1,486
Net Income (Loss)
   Per Average Common Share  $  (.21)     $ (.14)       $   .13     $   .09
			     -------      -------       -------     -------
Common Stock *
   Market Price
     High                     $16.25       $15.00        $14.00      $15.25
     Low                      $14.50       $10.75        $ 9.75      $10.00
Class B Stock *
   Bid Price
     High                    $18.375       $16.50        $16.00      $16.25
     Low                     $ 16.25       $13.50        $13.00      $14.00
			     -------      -------       -------     -------

- - ------
* The Company's stock prices are quoted from the National Association of Securities Dealers, Inc. monthly statistical report.
** Loss for the first quarter of 1993 was restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.


(1) Net income for the first quarter of 1993 was favorably impacted by $1,312 for a gain, net of taxes, on the sale of marketable securities.
(2) Net income for the first quarter of 1993 was unfavorably impacted by $1,163 related to required changes in accounting for postretirement benefits other than pensions of $(1,448) and income taxes of $285.
(3) Sales for the first and second quarters of 1993 were restated to conform with the 1992 method of reporting home roaming revenue of the Mobile Services Group. This change increased both sales and costs of sales by $547 and $601 for the first and second quarters of 1993, respectively. Similar restatements were not required for the third and fourth quarters of 1993.
(4) Net income for the fourth quarter of 1993 was unfavorably impacted by $808 associated with interstate toll revenue settlement adjustments.
(5) Net income for the fourth quarter of 1993 was unfavorably impacted by nonrecurring charges of $5,025, before income taxes, associated with employee separations and relocations as a result of the change in control of the Company.
(6) Net income for the fourth quarter of 1992 was unfavorably impacted by $1,759 associated with interstate toll revenue settlement adjustments. Included in this amount are $273, $290, $257, and $791 relating to the first, second and third quarters of 1992 and primarily the year 1991, respectively.
(7) Net income from the third and fourth quarters of 1992 was favorably impacted by $2,016 and $1,993, respectively, for gains, net of taxes, on the sale of marketable securities.


18.     Subsequent Events


	  In January 1994, the Company sold the assets of its Pennsylvania cable systems. The Company expects to realize a gain on the transaction.


	  On February 21, 1994, the Board of Directors approved the Company's 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of up to 1,350,000 shares of Common Stock to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. Generally, the options are to be granted within ten years from the date of the adopted plan. This plan is subject to the approval of the Company's shareholders.



		       REPORT TO INDEPENDENT ACCOUNTANTS


To the Shareholders of C-TEC Corporation:


	    We have audited the consolidated financial statements and the financial statement schedules of C-TEC Corporation and Subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and financial statement schedules based on our audits.


	    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



	    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of C-TEC Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


	    As discussed in notes 1, 10 and 12 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

/s/ Coopers & Lybrand
- - --------------------------
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1994



						    SCHEDULE III
			       C-TEC CORPORATION
		 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
			    STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                 1993     1992       1991
						 ----     ----       ----
						   (THOUSANDS OF DOLLARS
						 EXCEPT PER SHARE AMOUNTS)
INCOME:
 MANAGEMENT FEE CHARGES TO AFFILIATES           $8,982   $10,648     $21,856
 INTEREST INCOME FROM SUBSIDIARIES                   -         -         946
 INTEREST INCOME-OTHER                               -         -          87
 OTHER                                               -         -         137
						------    ------      ------
      TOTAL INCOME                               8,982    10,648      23,026


EXPENSES:
 INTEREST EXPENSE ON NOTES PAYABLE TO BANKS 8,981 10,648 10,439 INTEREST EXPENSE ON NOTES PAYABLE
  TO SUBSIDIAIRES                                    -         -         216
 GENERAL & ADMINISTRATIVE EXPENSES                  53         -      12,612
						------    ------      ------
      TOTAL EXPENSES                             9,034    10,648      23,267


(LOSS) BEFORE INCOME TAXES, EQUITY IN
 NET LOSS OF SUBSIDIARIES, CUMULATIVE EFFECT
 OF ACCOUNTING PRINCIPLE CHANGES, AND
 GAIN ON DISPOSAL                                  (52)        -        (241)


      (BENEFIT)PROVISION FOR INCOME TAXES         (135)      769         875
						------    ------      ------
INCOME (LOSS) BEFORE EQUITY IN NET LOSS
 OF SUBSIDIARIES,
 CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE
 CHANGES, AND GAIN ON DISPOSAL                      83      (769)     (1,116)


NET LOSS OF SUBSIDIARIES                        (6,950)   (1,292)    (18,299)
						------    ------     -------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 PRINCIPLE CHANGES AND GAIN ON DISPOSAL         (6,867)   (2,061)    (19,415)
						------    ------     -------
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES
 IN ACCOUNTING PRINCIPLES FOR INCOME TAXES         218         -           -


GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS          -         -       7,023
						------    ------     -------


NET LOSS                                       ($6,649)  ($2,061)   ($12,392)
					       =======   =======    ========



EARNINGS (LOSS)PER AVERAGE COMMON SHARE:
 LOSS FROM CONTINUING OPERATIONS                ($0.33)    ($0.13)     ($1.18)
 CUMULATIVE EFFECT OF ACCOUNTING
  PRINCIPLE CHANGES                              (0.07)         -           -
 GAIN ON DISPOSAL OF DISCONTINUED OPERATION          -          -       $0.43
NET LOSS                                        ($0.40)    ($0.13)     ($0.75)
					       ======= ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING           16,506,494 16,490,628  16,482,733

		 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Effective December 6, 1991, C-TEC Corporation was reorganized. This reorganization resulted in the formation of C-TEC Properties, Inc., C-TEC Telephone Properties, Inc. and C-TEC Financial Services, Inc. In addition, as a result of the restructuring, C-TEC Services, Inc. (formerly C-TEC Management Information Services, Inc.) holds the assets and liabilities formerly held by C-TEC Corporation and performs all of the functions formerly performed by C-TEC Corporation other than investments in affiliates, cash, bank debt, and consolidated income taxes. C-TEC Services, Inc. also provides all administrative and managerial support formerly performed by C-TEC Corporation.


			       C-TEC CORPORATION
		 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
				 BALANCE SHEETS
DECEMBER 31,                                                1993        1992
							    ----        ----
      ASSETS

CURRENT ASSETS:
  CASH AND TEMPORARY CASH INVESTMENTS                   $      -    $      -
NOTES RECEIVABLE FROM SUBSIDIARIES                             -           -
  ACCOUNTS RECEIVABLE FROM SUBSIDIARIES                        -           -
  INCOME TAXES RECEIVABLE                                      -           -
  PREPAYMENTS AND OTHER                                        -           -
							 -------     -------
       TOTAL CURRENT ASSETS                                    -           -


INVESTMENT IN SUBSIDIARIES (STATED AT EQUITY)            165,561     178,477


PROPERTY, PLANT & EQUIPMENT                                    -           -


DEFERRED CHARGES                                               -           -
							 -------     -------
							$165,561    $178,477
							========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  DEMAND NOTES PAYABLE TO BANKS                         $      -    $      -
  NOTES PAYABLE TO SUBSIDIARIES                                -           -
  ACCOUNTS PAYABLE TO SUBSIDIARIES                         4,226       7,847
  ACCRUED LIABILITIES AND OTHER                              972       3,806
							 -------     -------
  TOTAL CURRENT LIABILITIES                                5,198      11,653

LONG-TERM DEBT                                           100,000     100,000
							 -------     -------
       TOTAL LIABILITIES                                 105,198     111,653
							 -------     -------

SHAREHOLDERS' EQUITY
  COMMON STOCK, PAR VALUE $1, AUTHORIZED
   35,000,000 SHARES, ISSUED 8,137,865 SHARES
   IN 1993 AND 8,134,964 IN 1992                           8,138       8,135
  CLASS B STOCK, PAR VALUE $1, AUTHORIZED
   8,753,203 SHARES, ISSUED 8,749,570 SHARES
   IN 1993 AND 8,752,471 IN 1992                           8,749       8,752
							 -------     -------
       TOTAL COMMON STOCK                                 16,887      16,887
ADDITIONAL PAID IN CAPITAL                                20,635      21,227
RETAINED EARNINGS                                         28,129      34,778
							 -------     -------
       TOTAL                                              65,651      72,892
  TREASURY STOCK AT COST, 377,842 SHARES
  IN 1993 AND 403,842 SHARES IN 1992                     (5,288)     (6,068)
							 -------     -------
       TOTAL SHAREHOLDERS' EQUITY                         60,363      66,824

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $165,561    $178,477
							========    ========


		 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



			       C-TEC CORPORATION
		 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
			     STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31,                   1993       1992       1991
						   ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET (LOSS) INCOME                               ($6,649)   ($2,061) ($12,392)
 DEPRECIATION AND AMORTIZATION                         0          0       286
 CUMULATIVE EFFECT OF
  ACCOUNTING PRINCIPLE CHANGES                      (218)         0         0
 DEFERRED INCOME TAXES AND INVESTMENT
  TAX CREDITS, NET                                   620       (231)     (976)
 NET DECREASE (INCREASE) IN CERTAIN
 ASSETS AND LIABILITIES                           (3,456)     9,008     5,984
 EQUITY IN LOSS (INCOME) OF SUBSIDIARIES           6,950      1,361    11,276
 OTHER                                                 0          0     2,083
						 -------    -------   -------

NET CASH FLOW PROVIDED BY
 OPERATING ACTIVITIES                             (2,753)     8,077     6,262
						--------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT            0          0       (12)
 DIVIDENDS FROM SUBSIDIARIES                      10,948     12,071    18,098
 CAPITAL CONTRIBUTIONS TO SUBSIDIARIES            (8,382)   (16,338)  (82,428)
 OTHER                                                 0          0       (77)
						 -------     ------   -------

NET CASH USED IN INVESTING ACTIVITIES              2,566     (4,267)  (64,419)
						 -------     ------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 NET SHORT TERM (REPAYMENTS) BORROWINGS                0          0   (36,626)
 REDEMPTION OF LONG TERM DEBT                          0          0  (148,000)
 ISSUANCE OF LONG TERM DEBT                            0          0   189,000
 PROCEEDS FROM THE ISSUANCE OF COMMON STOCK          187         22       129
 DIVIDENDS PAID                                        -          -         -
 PURCHASE OF TREASURY STOCK                            0       (146)        -
 INCREASE (DECREASE) IN NOTES
  PAYABLE TO AFFILIATES                                0     (3,686)      900
 DECREASE (INCREASE) IN NOTES RECEIVABLE
  FROM AFFILIATES                                      0          0    52,069
 OTHER                                                 -          -         -
						 -------    -------   -------

 NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                               187     (3,810)   57,472
						 -------    -------   -------

 (DECREASE) INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                                    (0)         0      (685)
						 -------     ------    ------

 CASH AND TEMPORARY CASH INVESTMENTS
  AT BEGINNING OF YEAR                                 0          0       685
						 -------     ------   -------

 CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF YEAR                                             ($0)        $0        $0
						 =======    =======   =======

COMPONENTS OF NET DECREASE(INCREASE)
  IN CERTAIN ASSETS AND LIABILITIES:
 ACCOUNTS RECEIVABLE                                  $0         $0   ($3,172)
 INCOME TAXES RECEIVABLE                               0          0      (420)
 ACCOUNTS PAYABLE                                 (3,621)     7,847     5,069
 PREPAYMENTS                                           0          0       (13)
 ACCRUED EXPENSES                                    165      1,161    (2,458)
						 -------    -------   -------

NET DECREASE(INCREASE) IN CERTAIN
 ASSETS AND LIABILITIES                          ($3,456)    $9,008     ($994)
						 =======    =======   =======

		 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



								SCHEDULE V
		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1993
			     (THOUSANDS OF DOLLARS)

					      BALANCE AT       ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,604               $11
 VEHICLES                                          7,750             1,238
 WORK EQUIPMENT                                    2,489               191
 BUILDINGS                                        22,279               347
 FURNITURE AND OFFICE EQUIPMENT                    4,328             1,049
 CENTRAL OFFICE SWITCHING/TRANSMISSION           138,173            23,856
 STATION APPARATUS                                 2,280               560
 CUSTOMER PREMISE WIRING                               1                 -
 PRIVATE BRANCH EXCHANGE                               6                 -
 PUBLIC TERMINAL EQUIPMENT                         1,447                73
 OTHER TERMINAL EQUIPMENT                          1,503                85
 TELEPHONE DISTRIBUTION PLANT                    171,400            12,548
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------

 TOTAL TELEPHONE PLANT IN SERVICE                353,260            39,958
 TELEPHONE PLANT HELD FOR FUTURE USE                 503               270
 TELEPHONE PLANT UNDER CONSTRUCTION                6,120            (4,169)
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,409                 -
 NON OPERATING PLANT                                 298             1,326
						 -------           -------


 TOTAL TELEPHONE PLANT                          $361,590           $37,385
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,310                $1
 BUILDINGS                                         4,719               101
 MACHINERY AND SHOP EQUIPMENT                      4,209               708
 LEASEHOLDS AND IMPROVEMENTS                       2,109               571
 FURNITURE AND OFFICE EQUIPMENT                    6,071             2,746
 VEHICLES                                          5,009               968
 HEAD-END SYSTEM                                  10,576             1,000
 TRUCK AND DISTRIBUTION SYSTEM                   137,454            13,848
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         2,487            (1,399)
 CELLULAR PLANT                                   19,779             3,212
						 -------           -------
						$193,724           $21,757
						 =======           =======


CLASSIFICATION                                  RETIREMENTS     ACQUISITIONS
- - --------------                                  -----------     ------------
TELEPHONE PLANT
 LAND                                                 $0          $      -
 VEHICLES                                          1,173                 -
 WORK EQUIPMENT                                       43                 -
 BUILDINGS                                            96                 -
 FURNITURE AND OFFICE EQUIPMENT                      139                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION            11,430                 -
 STATION APPARATUS                                   359                 -
 CUSTOMER PREMISE WIRING                               1                 -
 PRIVATE BRANCH EXCHANGE                               0                 -
 PUBLIC TERMINAL EQUIPMENT                             0                 -
 OTHER TERMINAL EQUIPMENT                             11                 -
 TELEPHONE DISTRIBUTION PLANT                      3,044                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------


 TOTAL TELEPHONE PLANT IN SERVICE                 16,296                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                   3                 -
						 -------           -------


 TOTAL TELEPHONE PLANT                           $16,299                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                 0
 MACHINERY AND SHOP EQUIPMENT                        190                 0
 LEASEHOLDS AND IMPROVEMENTS                         269                 0
 FURNITURE AND OFFICE EQUIPMENT                       84                 0
 VEHICLES                                             96                 0
 HEAD-END SYSTEM                                      90               295
 TRUCK AND DISTRIBUTION SYSTEM                     2,332               192
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -                 0
 CELLULAR PLANT                                       57                 0
						 -------           -------
						  $3,116              $488
						 =======           =======


								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - --------------                                   -------------    ----------
TELEPHONE PLANT
 LAND                                                  -            $1,615
 VEHICLES                                            (93)            7,722
 WORK EQUIPMENT                                        -             2,637
 BUILDINGS                                             -            22,530
 FURNITURE AND OFFICE EQUIPMENT                       (3)            5,235
 CENTRAL OFFICE SWITCHING/TRANSMISSION                 -           150,599
 STATION APPARATUS                                     -             2,481
 CUSTOMER PREMISE WIRING                               -                 0
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             -             1,520
 OTHER TERMINAL EQUIPMENT                              -             1,577
 TELEPHONE DISTRIBUTION PLANT                     (1,057)          179,847
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 (1,153)          375,769
 TELEPHONE PLANT HELD FOR FUTURE USE                   -               773
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             1,951
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,297
 NON OPERATING PLANT                                   -             1,621
						 -------           -------
 TOTAL TELEPHONE PLANT                           $(1,265)         $381,411
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  0             1,311
 BUILDINGS                                             0             4,821
 MACHINERY AND SHOP EQUIPMENT                          0             4,727
 LEASEHOLDS AND IMPROVEMENTS                           0             2,412
 FURNITURE AND OFFICE EQUIPMENT                        0             8,734
 VEHICLES                                              0             5,882
 HEAD-END SYSTEM                                     (24)           11,758
 TRUCK AND DISTRIBUTION SYSTEM                       (17)          149,144
 CABLE TELEVISION PLANT UNDER CONSTRUCTION           216             1,305
 CELLULAR PLANT                                        0            22,935
						 -------           -------
						    $176          $213,029
						 =======           =======

- - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

(B) REPRESENTS AMORTIZATION OF TELEPHONE PLANT ACQUISITION ADJUSTMENT.

NOTE: 1.    ROUTINE TRANSFERS BETWEEN THE CLASSIFICATIONS LISTED ARE INCLUDED
IN THE ADDITIONS COLUMN. ADDITIONS SHOWN ALSO INCLUDED THE ORIGINAL COST (ESTIMATED, IF NOT KNOWN) OF OTHER REUSED MATERIAL.


      2. A RECONCILIATION TO AMOUNT SHOWN AS PROPERTY, PLANT AND EQUIPMENT ADDITIONS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS INCLUDED IN C-TEC'S 1993 ANNUAL REPORT IS AS FOLLOWS:


	    TOTAL TELEPHONE PLANT ADDITIONS                 $37,385
	    OTHER PROPERTY AND EQUIPMENT ADDITIONS           21,757
	    TOTAL PROPERTY, PLANT & EQUIPMENT ADDITIONS     $59,142



		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1992
			     (THOUSANDS OF DOLLARS)

					       BALANCE AT      ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,584               $75
 VEHICLES                                          7,594             1,058
 WORK EQUIPMENT                                    2,387               161
 BUILDINGS                                        27,311               413
 FURNITURE AND OFFICE EQUIPMENT                    4,152               266
 CENTRAL OFFICE SWITCHING/TRANSMISSION           133,004            13,380
 STATION APPARATUS                                 2,204               380
 CUSTOMER PREMISE WIRING                          11,725                 -
 PRIVATE BRANCH EXCHANGE                               6                 -
 PUBLIC TERMINAL EQUIPMENT                         1,375                79
 OTHER TERMINAL EQUIPMENT                          2,222                39
 TELEPHONE DISTRIBUTION PLANT                    164,497            11,224
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                358,061            27,075
 TELEPHONE PLANT HELD FOR FUTURE USE                 128                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                5,006             1,114
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,521                 -
 NON OPERATING PLANT                                 634                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                          $365,350           $28,189
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,247               $10
 BUILDINGS                                         2,205             1,191
 MACHINERY AND SHOP EQUIPMENT                      3,819               947
 LEASEHOLDS AND IMPROVEMENTS                       2,038                80
 FURNITURE AND OFFICE EQUIPMENT                    5,583               515
 VEHICLES                                          4,923             2,742
 HEAD-END SYSTEM                                  10,061               460
 TRUCK AND DISTRIBUTION SYSTEM                   124,199            13,681
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         1,998               197
 CELLULAR PLANT                                   17,063             3,196
						 -------           -------
						$173,136           $23,018
						 =======           =======

CLASSIFICATION                                   RETIREMENTS    ACQUISITIONS
- - --------------                                  ------------    ------------
TELEPHONE PLANT
 LAND                                                 $0          $      -
 VEHICLES                                            874                 -
 WORK EQUIPMENT                                       60                 -
 BUILDINGS                                           198                 -
 FURNITURE AND OFFICE EQUIPMENT                       56                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION             9,666                 -
 STATION APPARATUS                                   326                 -
 CUSTOMER PREMISE WIRING                          11,724                 -
 PRIVATE BRANCH EXCHANGE                               0                 -
 PUBLIC TERMINAL EQUIPMENT                             7                 -
 OTHER TERMINAL EQUIPMENT                            757                 -
 TELEPHONE DISTRIBUTION PLANT                      3,072                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 26,740                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                   -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                           $26,740                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                 0
 MACHINERY AND SHOP EQUIPMENT                        553                 0
 LEASEHOLDS AND IMPROVEMENTS                          13                 0
 FURNITURE AND OFFICE EQUIPMENT                        4                 0
 VEHICLES                                          2,656                 0
 HEAD-END SYSTEM                                       0                55
 TRUCK AND DISTRIBUTION SYSTEM                       496               197
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -                 0
 CELLULAR PLANT                                      276                 0
						 -------           -------
						  $3,997              $253
						 =======           =======


								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - --------------                                   -------------    -----------
TELEPHONE PLANT
 LAND                                               ($55)           $1,604
 VEHICLES                                            (28)            7,750
 WORK EQUIPMENT                                        1             2,489
 BUILDINGS                                        (5,247)(D)        22,279
 FURNITURE AND OFFICE EQUIPMENT                      (34)            4,328
 CENTRAL OFFICE SWITCHING/TRANSMISSION             1,455           138,173
 STATION APPARATUS                                    22             2,280
 CUSTOMER PREMISE WIRING                               -                 1
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             0             1,447
 OTHER TERMINAL EQUIPMENT                             (1)            1,503
 TELEPHONE DISTRIBUTION PLANT                     (1,249)          171,400
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 (5,136)          353,260
 TELEPHONE PLANT HELD FOR FUTURE USE                 375(C)            503
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             6,120
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,409
 NON OPERATING PLANT                                (336)              298
						 -------           -------
 TOTAL TELEPHONE PLANT                           $(5,209)         $361,590
						 =======          ========

OTHER PROPERTY AND EQUIPMENT
 LAND                                                $53(E)         $1,310
 BUILDINGS                                         1,322(E)          4,719
 MACHINERY AND SHOP EQUIPMENT                         (4)            4,209
 LEASEHOLDS AND IMPROVEMENTS                           3             2,109
 FURNITURE AND OFFICE EQUIPMENT                      (23)            6,071
 VEHICLES                                              0             5,009
 HEAD-END SYSTEM                                       -            10,576
 TRUCK AND DISTRIBUTION SYSTEM                      (127)          137,454
 CABLE TELEVISION PLANT UNDER CONSTRUCTION           292             2,487
 CELLULAR PLANT                                     (203)           19,779
						 -------           -------
						  $1,314          $193,725
						 =======          ========

- - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

(B) REPRESENTS AMORTIZATION OF TELEPHONE PLANT ACQUISITION ADJUSTMENT.

(C) REPRESENTS TRANSFERS BETWEEN OTHER PROPERTY AND EQUIPMENT, MATERIALS AND SUPPLIES AND TELEPHONE PLANT.

(D) REPRESENTS TRANSFERS BETWEEN OTHER PROPERTY AND EQUIPMENT, MATERIALS AND SUPPLIES AND TELEPHONE PLANT AND INTERCOMPANY TRANSFER OF ASSETS.

(E) REPRESENTS INTERCOMPANY TRANSFER OF ASSETS.


NOTE: 1.    ROUTINE TRANSFERS BETWEEN THE CLASSIFICATIONS LISTED ARE INCLUDED
IN THE ADDITIONS COLUMN. ADDITIONS SHOWN ALSO INCLUDED THE ORIGINAL COST (ESTIMATED, IF NOT KNOWN) OF OTHER REUSED MATERIAL.


      2. A RECONCILIATION TO AMOUNT SHOWN AS PROPERTY, PLANT AND EQUIPMENT ADDITIONS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS INCLUDED IN C-TEC'S 1992 ANNUAL REPORT IS AS FOLLOWS:


	    TOTAL TELEPHONE PLANT ADDITIONS                 $28,189
	    OTHER PROPERTY AND EQUIPMENT ADDITIONS           23,018
	    TOTAL PROPERTY, PLANT & EQUIPMENT ADDITIONS     $51,207



		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1991
			     (THOUSANDS OF DOLLARS)

					      BALANCE AT      ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,515               $74
 VEHICLES                                          7,263               610
 WORK EQUIPMENT                                    2,499               108
 BUILDINGS                                        26,516             1,233
 FURNITURE AND OFFICE EQUIPMENT                    4,242               388
 CENTRAL OFFICE SWITCHING/TRANSMISSION           122,018            23,865
 STATION APPARATUS                                 2,135               408
 CUSTOMER PREMISE WIRING                          11,725                 -
 PRIVATE BRANCH EXCHANGE                              59                 -
 PUBLIC TERMINAL EQUIPMENT                         1,420                72
 OTHER TERMINAL EQUIPMENT                          2,270                73
 TELEPHONE DISTRIBUTION PLANT                    153,371            14,196
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                335,033            41,027
 TELEPHONE PLANT HELD FOR FUTURE USE               2,398                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                6,349            (1,343)
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,633                 -
 NON OPERATING PLANT                                 504                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                          $345,917           $39,684
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,231               $16
 BUILDINGS                                         2,071               233
 MACHINERY AND SHOP EQUIPMENT                      3,482               871
 LEASEHOLDS AND IMPROVEMENTS                       1,973                64
 FURNITURE AND OFFICE EQUIPMENT                    7,287               385
 VEHICLES                                          4,789               208
 HEAD-END SYSTEM                                   9,251               541
 TRUCK AND DISTRIBUTION SYSTEM                   114,378             8,662
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         2,444               879
 CELLULAR PLANT                                   14,344             3,507
						 -------           -------
						$161,250           $15,366
						 =======           =======

								ACQUISITIONS
CLASSIFICATION                                  RETIREMENTS       (NOTE 3)
- - --------------                                  -----------     ------------
TELEPHONE PLANT
 LAND                                                 $5          $      -
 VEHICLES                                            234                 -
 WORK EQUIPMENT                                      236                 -
 BUILDINGS                                           376                 -
 FURNITURE AND OFFICE EQUIPMENT                      494                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION            13,883                 -
 STATION APPARATUS                                   235                 -
 CUSTOMER PREMISE WIRING                               -                 -
 PRIVATE BRANCH EXCHANGE                              53                 -
 PUBLIC TERMINAL EQUIPMENT                           117                 -
 OTHER TERMINAL EQUIPMENT                            121                 -
 TELEPHONE DISTRIBUTION PLANT                      1,687                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 17,441                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                  36                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                           $17,477                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                10
 MACHINERY AND SHOP EQUIPMENT                        534                 0
 LEASEHOLDS AND IMPROVEMENTS                          (1)                5
 FURNITURE AND OFFICE EQUIPMENT                    2,046                 3
 VEHICLES                                             75                 0
 HEAD-END SYSTEM                                     141               410
 TRUCK AND DISTRIBUTION SYSTEM                     1,163             2,322
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -              (795)
 CELLULAR PLANT                                        2                 0
						 -------           -------
						  $3,960            $1,955
						 =======           =======

								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - --------------                                   -------------    ----------
TELEPHONE PLANT
 LAND                                                 $0            $1,584
 VEHICLES                                            (45)            7,594
 WORK EQUIPMENT                                       16             2,387
 BUILDINGS                                           (62)           27,311
 FURNITURE AND OFFICE EQUIPMENT                       16             4,152
 CENTRAL OFFICE SWITCHING/TRANSMISSION             1,004           133,004
 STATION APPARATUS                                  (104)            2,204
 CUSTOMER PREMISE WIRING                               -            11,725
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             0             1,375
 OTHER TERMINAL EQUIPMENT                              0             2,222
 TELEPHONE DISTRIBUTION PLANT                     (1,383)          164,497
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                   (558)          358,061
 TELEPHONE PLANT HELD FOR FUTURE USE              (2,270)(C)           128
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             5,006
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,521
 NON OPERATING PLANT                                 166               634
						 -------           -------
 TOTAL TELEPHONE PLANT                          $(2,774)          $365,350
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -            $1,247
 BUILDINGS                                          (109)            2,205
 MACHINERY AND SHOP EQUIPMENT                          -             3,819
 LEASEHOLDS AND IMPROVEMENTS                          (5)            2,038
 FURNITURE AND OFFICE EQUIPMENT                      (46)            5,583
 VEHICLES                                              1             4,923
 HEAD-END SYSTEM                                       -            10,061
 TRUCK AND DISTRIBUTION SYSTEM                         -           124,199
 CABLE TELEVISION PLANT UNDER CONSTRUCTION          (530)            1,998
 CELLULAR PLANT                                     (786)           17,063
						 -------           -------
						$(1,475)          $173,136
						 =======           =======

- - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

(B) REPRESENTS AMORTIZATION OF TELEPHONE PLANT ACQUISITION ADJUSTMENT.

(C) REPRESENTS TRANSFERS BETWEEN OTHER PROPERTY AND EQUIPMENT, MATERIALS AND SUPPLIES AND TELEPHONE PLANT.


NOTE: 1.    ROUTINE TRANSFERS BETWEEN THE CLASSIFICATIONS LISTED ARE INCLUDED
IN THE ADDITIONS COLUMN. ADDITIONS SHOWN ALSO INCLUDED THE ORIGINAL COST (ESTIMATED, IF NOT KNOWN) OF OTHER REUSED MATERIAL.


      2. A RECONCILIATION TO AMOUNT SHOWN AS PROPERTY, PLANT AND EQUIPMENT ADDITIONS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS INCLUDED IN C-TEC'S 1991 ANNUAL REPORT IS AS FOLLOWS:


	    TOTAL TELEPHONE PLANT ADDITIONS                 $39,684
	    OTHER PROPERTY AND EQUIPMENT ADDITIONS           15,366
	    TOTAL PROPERTY, PLANT & EQUIPMENT ADDITIONS     $55,050


      3.    SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



								  SCHEDULE VI
		    C-TEC CORPORATION AND SUBSIDIARIES
		       ACCUMULATED DEPRECIATION AND
	       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
			  (THOUSANDS OF DOLLARS)

						  ADDITIONS              RETIREMENTS
					      ------------------        ------------
			      BALANCE AT      CHARGED    CHARGED           COST OF                 BALANCE
			    BEGINNING OF        TO      TO OTHER        PROP RETIRED    OTHER     AT END OF
 DESCRIPTION                   PERIOD         INCOME     ACCOUNTS       LESS SALVAGE   CHARGES     PERIOD
 1993:
 TELEPHONE PLANT              $157,306         $22,978      -             $15,792       ($794)     $163,699
 OTHER PROPERTY,
  PLANT, EQUIPMENT             $70,090         $19,605      -              $2,647       ($115)      $86,934


 TOTAL                        $227,395         $42,583      -             $18,439       ($908)     $250,632

 1992:
 TELEPHONE PLANT              $165,852         $20,733      -             $28,898       ($382)     $157,306
 OTHER PROPERTY,
  PLANT, EQUIPMENT             $54,861         $18,173      -              $2,752       ($192)      $70,090


 TOTAL                        $220,713         $38,906      -             $31,649       ($573)     $227,395


 1991:
 TELEPHONE PLANT              $161,040         $23,314      -             $17,110     ($1,392)     $165,852
 OTHER PROPERTY,
  PLANT, EQUIPMENT             $39,454         $17,366      -              $1,274       ($685)      $54,861


 TOTAL                        $200,494         $40,680      -             $18,384     ($2,077)     $220,713


							       SCHEDULE VIII
		    C-TEC CORPORATION AND SUBSIDIARIES
	      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
			  (THOUSANDS OF DOLLARS)

							    ADDITIONS
						    -------------------------
				       BALANCE AT      CHARGED        CHARGED                BALANCE AT
				       BEGINNING OF    TO COSTS       TO OTHER                  END OF
 DESCRIPTION                             PERIOD     AND EXPENSE      ACCOUNTS    DEDUCTIONS    PERIOD
 ALLOWANCE FOR DOUBTFUL ACCOUNTS-
  DEDUCTED FROM ACCOUNTS RECEIVABLE
  IN THE CONSOLIDATED BALANCE SHEETS.
	     1993                           $559       $1,341               $85      $1,306        $679
	     1992                           $381       $1,111               $69      $1,002        $559
	     1991                           $565       $2,031              $249      $2,464        $381


 ALLOWANCE FOR INVENTORY-
  DEDUCTED FROM MATERIAL AND SUPPLY
  INVENTORY IN THE CONSOLIDATED
  BALANCE SHEETS.
	     1993                            $25         $226              ($10)       $211         $30
	     1992                            $90         $275              ($47)       $293         $25
	     1991                           $305          $77               $47        $338         $90


 ALLOWANCE FOR DEFERRED TAX ASSETS-
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.
	     1993                           $708           $0            $5,406          $0      $6,114
	     1992                             $0           $0                $0          $0          $0
	     1991                             $0           $0                $0          $0          $0

- - ------
 * Represents valuation allowance as of initial adoption of Statement of Financial Accounting Standards No. 109 on January 1, 1993.




								SCHEDULE IX

		    C-TEC CORPORATION AND SUBSIDIARIES
			   SHORT TERM BORROWINGS
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

						     (NOTE 1)               (NOTE 1)             (NOTE 1)
		      BALANCE         WEIGHTED       MAX AMOUNT          AVERAGE AMOUNT        WEIGHTED AVG
		      AT END          AVERAGE       OUTSTANDING           OUTSTANDING         INTEREST RATE
 DESCRIPTION          OF YEAR      INTEREST RATE   DURING THE YEAR       DURING THE YEAR      DURING THE YEAR
- - ------------          --------     -------------   ---------------       ---------------      ---------------
					      (THOUSANDS OF DOLLARS)
 1993
 NOTES PAYABLE
  TO BANKS                 -               -             $1,106                $225                6.00%

 1992
 NOTES PAYABLE
  TO BANKS                 -               -             $1,258                $473                6.28%

 1991
 NOTES PAYABLE
  TO BANKS                 -               -            $31,348              $7,188                8.69%

- - ------
NOTE: (1) BASED ON MONTH-END BALANCES






								  SCHEDULE X


		    C-TEC CORPORATION AND SUBSIDIARIES
		SUPPLEMENTARY INCOME STATEMENT INFORMATION
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

						      CHARGED TO
						  COSTS AND EXPENSES
					     -----------------------------
					     1993         1992        1991
					     ----         ----        ----
 MAINTENANCE AND REPAIRS                  $23,579      $22,126     $21,898

 AMORTIZATION OF INTANGIBLES              $30,520      $36,132     $37,001

 TAXES, OTHER THAN PAYROLL
  AND INCOME                               $6,097       $5,436      $5,747


 ADVERTISING, PRE-OPERATING COSTS AND SIMILAR DEFERRALS ARE LESS THAN 1% OF TOTAL REVENUES AND SALES.