Form 10-Q/A
period 1994-03-31
C TEC CORP
filed 1994-10-28
CIK 310433

==============================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				FORM 10-Q/A
(Mark One)
(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART II.  Other Information
		 Results of Votes of Security Holders         19
	   Exhibits and Reports on Form 8-K                   19

	   SIGNATURE                                          20

I.  FINANCIAL INFORMATION
    Item 1.  FINANCIAL STATEMENTS

			C-TEC CORPORATION AND SUBSIDIARIES
	       Condensed Consolidated Statements of Operations
				     (Unaudited)
	       (Dollars in Thousands Except Per Share Amounts)

							Quarter Ended
							  March 31
						   ---------------------
						     1994         1993
						   --------     --------

SALES                                              $ 71,987     $ 67,943

COSTS & EXPENSES                                     59,294       59,259
						   ________     ________

OPERATING INCOME                                     12,693        8,684

INTEREST INCOME                                         372          408
INTEREST EXPENSE                                     (8,290)      (8,557)
GAIN ON SALE OF PENNSYLVANIA  CABLE PROPERTIES          893            -
GAIN ON SALE OF MARKETABLE EQUITY SECURITIES              -        1,988
OTHER INCOME, NET                                       268           10
						   ________     ________

INCOME BEFORE INCOME TAXES                            5,936        2,533
PROVISION FOR INCOME TAXES                            2,690        2,328
						   ________     ________
INCOME BEFORE MINORITY INTEREST AND EQUITY
  IN UNCONSOLIDATED ENTITIES                          3,246          205

MINORITY INTEREST IN (INCOME) LOSS OF
  CONSOLIDATED ENTITIES                                (216)         (78)
EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED
  ENTITIES                                             (201)        (222)
						    ________    ________
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE
   AND CUMULATIVE EFFECT OF ACCOUNTING
   PRINCIPLE CHANGES                                  2,829          (95)

EXTRAORDINARY CHARGE - DEBT PREPAYMENT PENALTY       (2,861)           -

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGES IN ACCOUNTING PRINCIPLES FOR:
  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS             -       (1,448)

  INCOME TAXES                                            -          285*
  POSTEMPLOYMENT BENEFITS                              (393)           -
						   ________     ________
NET LOSS                                          $    (425)   $  (1,258)
						   =========    ========


I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

			C-TEC CORPORATION AND SUBSIDIARIES
	       Condensed Consolidated Statements of Operations
				     (Unaudited)
	       (Dollars in Thousands Except Per Share Amounts)


							Quarter Ended
							   March 31
						    ---------------------
						      1994         1993
						    -------       -------
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  Income (loss) before extraordinary charge
     and cumulative effect of accounting
     principle changes                                 $.17        $(.01)
  Extraordinary charge                                 (.17)           -
  Cumulative effect on prior years
    of changes in accounting principles                (.03)        (.07)
						 __________   __________
Net Loss                                              $(.03)       $(.08)
						 ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING                16,509,593   16,498,160
						 ==========   ==========

  See accompanying notes to Condensed Consolidated Financial Statements.
- - ----

* Restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.

			C-TEC CORPORATION AND SUBSIDIARIES
		     Condensed Consolidated Balance Sheets
			       (Dollars in Thousands)

					       March 31          December 31
						 1994                1993
					      -----------        ------------
ASSETS                                        (Unaudited)         (Audited)

CURRENT ASSETS:
Cash and temporary cash investments             $ 52,526          $ 60,182
Other current assets                              45,939            40,874
Deferred income taxes                              2,459             2,125
						________          ________
Total current assets                             100,924           103,181
						________          ________

PROPERTY, PLANT AND EQUIPMENT
  Telephone Plant                                384,586           381,411
Cable Plant                                      177,905           176,297
Cellular Plant                                    27,893            25,513
Other Property, Plant and Equipment               11,663            11,219
						________          ________
Total Property, Plant and Equipment              602,047           594,440
Accumulated Depreciation                         257,852           250,632
						________          ________
Net Property, Plant and Equipment                344,195           343,808
						________          ________

INVESTMENTS                                       14,578            16,253
						________          ________
INTANGIBLE ASSETS, NET                            99,166           106,677
						________          ________
DEFERRED CHARGES                                  11,149             9,645
						________          ________
TOTAL ASSETS                                    $570,012          $579,564
						========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank                            $    826          $      -
Current maturities of long-term debt and
  preferred stock                                  9,444             6,675
Advance billings & customer deposits               7,976             7,698
Accrued taxes                                     11,760            11,295
Accrued interest                                   4,286             6,431
Other current liabilities                         35,956            32,004
						________          ________
Total current liabilities                         70,248            64,103
						________          ________


			C-TEC CORPORATION AND SUBSIDIARIES
		     Condensed Consolidated Balance Sheets
			       (Dollars in Thousands)

					       March 31         December 31
						 1994              1993
					     -----------        -----------
					     (Unaudited)         (Audited)

LONG-TERM DEBT                                 392,538           409,293
					      ________          ________
DEFERRED INCOME TAXES AND INVESTMENT
  TAX CREDITS                                   32,125            30,965
					      ________          ________
OTHER DEFERRED CREDITS                          12,680            12,545
					      ________          ________
MINORITY INTEREST                                2,209             2,019
					      ________          ________
REDEEMABLE PREFERRED STOCK                         274               276
					      ________          ________
COMMON SHAREHOLDERS' EQUITY:
  Common Stock                                  16,887            16,887
Additional Paid-in Capital                      20,635            20,635
Retained Earnings                               27,704            28,129
  Treasury Stock at cost, 377,842 shares
   at March 31, 1994 and December 31, 1993      (5,288)           (5,288)
					      ________          ________

  Total Common Shareholders' Equity             59,938            60,363
					      ________          ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     570,012           579,564
					      ========           =======


  See accompanying notes to Condensed Consolidated Financial Statements.


                       C-TEC CORPORATION AND SUBSIDIARIES
	       Condensed Consolidated Statements of Cash Flows
				     (Unaudited)
			       (Dollars in Thousands)

						       Quarter Ended
							 March 31,
						--------------------------
						  1994              1993
						________          ________

NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 16,910          $ 16,223
						________          ________

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to Property, Plant & Equipment       (11,905)          (20,561)
  Proceeds from sale of Pennsylvania
    cable properties                               1,200                 -
  Proceeds from redemption of investment in
    RTB Stock                                      1,141                 -
  Proceeds from sale of marketable
    equity securities                                  -             2,063
  Acquisitions                                         -               (59)
  Other                                              806              (609)
						________          ________

  Net Cash Used in Investing Activities           (8,758)          (19,166)
						________          ________
  CASH FLOWS FROM FINANCING ACTIVITIES
  Penalty on early retirement of debt             (2,861)                -
  Issuance of Long-Term Debt                     135,143            12,000
  Redemption of Long-Term Debt                  (149,132)          (13,147)
  Net Short-Term Borrowings                          826             1,106
  Other                                              216               202
						________          ________
  Net Cash (Used in) Provided by
    Financing Activities                         (15,808)              161
						________          ________
  Net Decrease in Cash and
    Temporary Cash Investments                    (7,656)           (2,782)
  Cash and Temporary Cash Investments at
    Beginning of Year                             60,182            58,837
						________          ________
  Cash and Temporary Cash Investments at
    March 31,                                    $52,526           $56,055
						========          ========

  Supplemental Disclosures of Cash Flow
    Information

  Cash paid during the periods for:
    Interest (net of amounts capitalized)        $10,435           $10,186
						========          ========

  Income taxes                                   $   867           $ 1,072
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


      Long-term debt outstanding at March 31, 1994 is as follows:

      Mortgage note payable to the
	National Bank of Cooperatives               $135,143
      Senior Secured Notes
	9.65% due 1999                               150,000
      Senior Secured Notes
	9.52% due 2001                               100,000
      Revolving Credit Agreements                     15,000
      Other                                            1,820
						    ________
	   Total                                     401,963
      Due within one year                              9,425
						    ________
		Total Long-Term Debt                $392,538
						    ========

      Substantially all the assets of the Telephone Group are subject to the liens of the mortgage and security agreements granted to the National
      Bank for Cooperatives as security for the loan.


      The mortgage note payable to the National Bank for Cooperatives is payable in equal monthly installments of $751, commencing in April 1994 and ending in March 2009. Principal payments due under the prior maturity schedule for the years 1994 through 1998 ranged from $4.5 million to $5.7 million. Interest is payable under certain fixed and floating rate options available under the loans based on Prime, U.S.
      Treasury, LIBOR, or quoted rates. At March 31, 1994, the weighted average interest rate under the various options elected for outstanding borrowings was 4.5%.



7.    The provision for income taxes consists of the following:

						   1994         1993
						--------      -------

Currently payable                                $ 2,642      $ 1,608
Deferred                                             232          961
Investment Tax Credits                              (184)        (241)
						 _______      _______
Total provision                                  $ 2,690      $ 2,328
						 =======      =======

     The provision for income taxes is different than the amounts computed by applying the U.S. statutory federal tax rate (35% in 1994 and 34% in 1993).
The differences are as follows:

						   1994         1993
						--------      -------

Income before provision for income taxes and
  cumulative effect of accounting principle
  changes                                        $ 5,519      $ 2,233
						 _______      _______
Federal tax provision at statutory rate          $ 1,932      $   759

Increase (reduction) due to:
State income taxes, net of federal benefit         1,007          659
Amortization of investment tax credits              (184)        (241)
Rate differential applied to
  reversing timing differences                      (119)           8
Estimated nondeductible expenses                     375        1,000
Non-deductible goodwill                              131          129
Tax-exempt interest                                  (77)        (100)
Equity in unconsolidated entities                    138          109
Adjustments to prior years                          (121)          65
Regulatory flow through of taxes                    (482)           -
Other, net                                            90          (60)
						  ______       ______
Provision for income taxes                        $2,690       $2,328
						  ======       ======

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

			   March 31, 1994              December 31, 1993
		      --------------------------   --------------------------
		      Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
			  Assets    Liabilities      Assets      Liabilities
		      ------------  ------------   ------------  ------------

Net operating loss
carryovers                $25,266           -       $25,785             -
Alternative minimum
  tax credits              11,916          -         11,052             -
Regulatory liability
deferred taxes              1,826           -         2,260             -
Benefit plans               1,911       1,309         1,940         1,280
Property, plant and
  equipment                 1,407      57,941         1,785        57,670
Intangible assets              56       3,652            66         3,453
Prior business
  combinations                  -       1,890             -         1,890
Accruals for nonrecurring
  charges                   1,444           -         1,235             -
All other                   1,395       2,094         1,406         2,113
			   ______      ______        ______        ______
Subtotal                   45,221      66,886        45,529        66,406
Valuation allowance        (6,336)          -        (6,114)            -
			   ______      ______        ______        ______
Total deferred taxes      $38,885     $66,886       $39,415       $66,406
			   ======      ======        ======        ======

     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

     The net change in the valuation allowance for deferred tax assets during 1994 was an increase of $222.


8.     Statement of Financial Accounting Standards No. 115 - "Accounting for
Certain Investments in Debt and Equity Securities" is effective for fiscal years beginning after December 15, 1993. The Company currently has no investments subject to the provisions of SFAS 115; therefore, this new accounting standard had no impact on the Company for the quarter ended March
31, 1994.



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

      The improved results before extraordinary charges and cumulative effect of accounting principle changes are attributable to the following:

Telephone Group


      For the quarter ended March 31, 1994, the Telephone Group incurred lower central office software costs of $1,636 as compared to the same period in 1993 due to differences in the timing of replacement. The Telephone Group expects at this time, its total 1994 software expense to approximate the 1993 level.


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

Interest


      There were no significant changes in interest income or interest expense during the three months ended March 31, 1994 as compared to the same period in 1993. The Company has an interest rate swap agreement, entered into in October 1992, which effectively converted $100,000 of parent company debt from fixed to variable rate. The interest rate swap agreement reduced interest expense which otherwise would have been reported for the three months ended
March 31, 1994 and 1993 by $214 and $221, respectively. From the inception of the Agreement through March 31, 1994, reported interest expense was reduced by $1,298 as a result of the swap agreement. The agreement expires in December
1994. The Company expects interest expense to be approximately $192 higher than would otherwise be for the period April 1994 through December 1994. The refinancing discussed in Note 6 to the condensed consolidated financial statements resulted in a reduction in the weighted average effective interest rate from 6.25% under prior financing to 4.5%. Based on the amount of debt outstanding at March 31, 1994, the approximate annual reduction in interest cost is $2.3 million. However, this amount is subject to fluctuations based on changes in interest rates or the various options elected in respect of outstanding borrowings.


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

Liquidity and Capital Resources

						    March 31     December 31
						      1994           1993
						    --------     -----------
       Cash and Temporary Cash Investments          $ 52,526      $ 60,182
						    ________      ________
       Working Capital                              $ 30,676      $ 39,078
						    ________      ________

       Long-Term Debt                               $392,538      $409,293
						    ========      ========



						  Three Months Ended March 31
						  ---------------------------
						     1994           1993
						  ----------     -----------

       Net cash provided by
	 operating activities                       $ 16,910      $ 16,223
						  ----------     -----------

       Operating income before depreciation
	 and amortization                           $ 30,890      $ 27,054
						  ----------     -----------
       Investing Activities:
	Additions to property, plant
	  and equipment                             $ 11,905      $ 20,561
	Acquisitions                                       -            59
						  ----------     -----------
      Total                                         $ 11,905       $ 20,620
						  ==========     ===========

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

      On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay-per-view and premium channels are frozen until May 15, 1994. The initial rules, which are in effect until May 15, 1994, permit the retiering and unbundling of services as long as the overall rate per subscriber is not increased. Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark will be required to roll back its rates to the systems rates as of September 30, 1992, plus an adjustment for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September 30, 1992. This ten percent reduction represents the competitive differential calculated by the FCC in the initial rate order between the rates charged by competitive and non-competitive cable systems. A system with rates above the benchmark may utilize a cost-ofservice showing to justify its rates and avoid the rate reduction.

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


      The Company is currently evaluating the effect of the latest FCC regulations on its rates. Cable rates subject to federal regulation may be raised in the future annually to recover inflationary increases, and quarterly to recover increases in certain external costs including programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements.
All rate increases on basic service must be approved by the local municipality if it has certified to regulate basic cable service rates. Rate increases on cable programming tier services may be passed through automatically after giving the FCC 30 days' notice. The Company also has the option of raising rates higher than the above formula with a cost-of-service showing. The
Company is exploring all of the rate options outlined in the current regulations. While it is likely that lower operating margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards, management does not believe it is possible at this time to quantify the financial impact of this new regulatory environment on future operating results until regulators have completed their review of the Company's implementation of the Act and the regulations thereunder.


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

			   PART II - OTHER INFORMATION

Item 4.    Results of Votes of Security Holders

	  The annual meeting of Shareholders was held on April 21, 1994.
Matters submitted to and approved by Shareholders included the election of the following Directors:

	  Nominee                 In Favor        Against      Withheld
      ------------------         -----------     ---------     --------
      David C. McCourt           116,612,528      129,885        7,580
      David C. Mitchell          116,612,528      129,885        7,580
      Donald G. Reinhard         116,560,662      181,751        7,580
      Walter Scott, Jr.          116,616,668      125,745        7,580


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

					In Favor       Against     Withheld
				       -----------    ---------    --------
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
