Form 10-Q/A
period 1994-06-30
C TEC CORP
filed 1994-10-28
CIK 310433

===========================================================================

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

		    PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



		 C-TEC CORPORATION AND SUBSIDIARIES

	   Condensed Consolidated Statements of Operations
			    (Unaudited)
	  (Dollars in Thousands Except Per Share Amounts)


			   Quarter Ended     Six Months Ended
			     June 30,           June 30,
			----------------     ------------------
			  1994     1993       1994       1993
			-------  -------     -------    -------

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
			-------   -------    -------    -------

		 C-TEC CORPORATION AND SUBSIDIARIES

	   Condensed Consolidated Statements of Operations
			    (Unaudited)
	  (Dollars in Thousands Except Per Share Amounts)

			   Quarter Ended        Six Months Ended
			     June 30,               June 30,
			 -----------------     -------------------
			  1994       1993       1994         1993
			 ------     ------     -------      ------
INCOME (LOSS) BEFORE
 EXTRAORDINARY CHARGE
 AND CUMULATIVE EFFECT
 OF ACCOUNTING PRINCIPLE
 CHANGES                    989        374       3,818         279
EXTRAORDINARY CHARGE-
 DEBT PREPAYMENT PENALTY      -          -      (2,861)          -
CUMULATIVE EFFECT ON PRIOR
 YEARS OF CHANGES IN
 ACCOUNTING PRINCIPLES FOR:
 POSTEMPLOYMENT BENEFITS      -          -        (393)          -
 POSTRETIREMENT BENEFITS
  OTHER THAN PENSIONS         -          -           -      (1,448)
 INCOME TAXES                 -          -           -         285
			 ------     ------      ------      ------
NET INCOME (LOSS)        $  989     $  374     $   564      $ (884)
			=======    =======     =======     =======

 EARNINGS (LOSS) PER
 AVERAGE COMMON SHARE
 Income before
 extraordinary charge
 and cumulative effect
 of accounting
 principle changes        $  .06    $  .02     $   .23      $  .02
 Extraordinary charge         -          -        (.17)         -
 Cumulative effect on
 prior years of
 changes in accounting
 principles                   -          -        (.03)       (.07)
			-------    -------      -------     ------
Net Income (Loss)       $   .06     $  .02      $   .03     ($ .05)
			=======    =======      =======     ======
AVERAGE COMMON SHARES
OUTSTANDING          16,509,593 16,508,472   16,509,593 16,503,344

*Restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.
 See accompanying notes to Condensed Consolidated Financial
 Statements.

	       C-TEC CORPORATION AND SUBSIDIARIES

	      Condensed Consolidated Balance Sheets
		      (Dollars in Thousands)

					 June 30    December 31
					    1994        1993
					--------    -----------
ASSETS                                  (Unaudited)  (Audited)
CURRENT ASSETS:
Cash and temporary cash investments      $ 47,328     $ 60,182
Other current assets                       48,811       40,874
Deferred income taxes                       3,134        2,125
					  -------      -------
 Total current assets                      99,273      103,181
					  -------      -------
PROPERTY, PLANT AND EQUIPMENT
 Telephone Plant                          388,430      381,411
 Cable Plant                              180,902      176,297
 Cellular Plant                            30,468       25,513
 Other Property, Plant and Equipment       12,143       11,219
					  -------      -------
  Total Property, Plant and Equipment     611,943      594,440
 Accumulated Depreciation                 264,040      250,632
					  -------      -------
  Net Property, Plant and Equipment       347,903      343,808
					  -------      -------
INVESTMENTS                                14,771       16,253
					  -------      -------
INTANGIBLE ASSETS (Net of accumulated
 amortization of $155,976 at June 30,
 1994 and $141,295 at December 31, 1993)   91,669      106,677
					  -------      -------
DEFERRED CHARGES                           17,249        9,645
					  -------      -------
TOTAL ASSETS                             $570,865     $579,564
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

					 June 30      December 31
					   1994          1993
					 -------      -----------

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
					 =======       =======
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY
					$570,865      $579,564
					========      ========



See accompanying notes to Condensed Consolidated Financial
Statements.

	     C-TEC CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Statements of Cash Flows
			 (Unaudited)
		    (Dollars in Thousands)

						  Six Months Ended
						       June 30,
						 --------------------
						  1994         1993
						 -------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES        $33,038      $36,949
						 -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant & Equipment         (27,162)     (34,212)
Proceeds from sale of Pennsylvania
 cable properties                                  1,200           -
Proceeds from redemption of investment
 in RTB stock                                      1,141           -
Proceeds from sale of marketable
 equity securities                                     -        2,063
Acquisitions                                        (250)      (1,455)
 Other                                             1,907          919
						 -------      -------
Net Cash Used in Investing Activities            (23,164)     (32,685)
						  -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt                       141,176        13,000
Redemption of Long-Term Debt                    (161,510)      (19,277)
Penalty on early retirement of debt               (2,861)            -
Other                                                467           239
						 -------       -------
Net Cash Used in Financing Activities            (22,728)       (6,038)
						 -------       -------
Decrease in Cash and
 Temporary Cash Investments                      (12,854)       (1,774)
Cash and Temporary Cash Investments at
 Beginning of Year                                60,182        58,837
						 -------       -------
Cash and Temporary Cash Investments at
 June 30,                                        $47,328       $57,063
						 =======       =======
Supplemental Disclosures of Cash Flow
 Information
Cash paid during the periods for:
 Interest (net of amounts capitalized)           $16,196       $17,153
						 =======       =======
 Income taxes                                    $ 3,503       $   937
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




5. On April 1, 1994, the Company signed a definitive agreement for the sale of certain of its cellular properties to Independent Cellular Network, Inc. for approximately $182.5 million, subject to certain adjustments. The Company's paging and telephone answering service operations are part of its cellular properties but not subject to a formal plan of disposition at this time. Therefore, the Company has not accounted for the disposition discussed above as discontinued operations of a business segment. The Company expects the sale to result in a significant nonrecurring gain. The Cellular group had sales of $8,103 and $5,980 for the quarters ended June 30, 1994 and 1993, respectively, and sales of $15,165 and $10,912 for the six months ended June 30, 1994 and 1993, respectively. Included in cellular group sales are sales of the paging and telephone answering service operations of $724 and $519 for the quarters ended June 30, 1994 and 1993, respectively, and sales of $1,379 and $1,039 for the six months ended June 30, 1994 and 1993, respectively.


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

C-TEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of Dollars, except per share amounts)


7. The provision (benefit) for income taxes consists of the following:

					   Six Months Ended
						June 30,
					 ---------------------
					  1994           1993
					 -------       -------

Currently payable                       $ 6,038        $ 3,284
Deferred                                 (1,696)         1,644
Investment Tax Credits                      369           (463)
					-------        -------
  Total provision                       $ 3,973        $ 4,465



The provision (benefit) for income taxes is different than the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:



					    Six Months Ended
						  June 30,
					-----------------------
					  1994           1993
					-------         -------
Income (loss) before provision
 (benefit) for income taxes,
 extraordinary item and
 cumulative effect of accounting
 principle changes                      $ 7,791         $ 4,744
Federal tax provision (benefit) at
 statutory rate                           2,727           1,613
Increase (reduction) due to:
State income taxes, net of
 federal benefit                          1,690           1,217
Amortization of investment tax credits     (369)           (463)
Rate differential applied
 to reversing timing differences           (241)             26
Estimated nondeductible expenses            750           2,060
Non-deductible goodwill                     262             249
Tax-exempt interest                        (152)           (193)
Equity in unconsolidated entities           288
Adjustments to prior year                  (113)            185
Flow through of state deferred
 income taxes                              (972)              -
Other, net                                  103            (229)
					-------         -------
Provision (benefit) for income taxes    $ 3,973         $ 4,465

(Thousands of dollars, except per share amounts)



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 30, 1994 are as follows:


		     6/30/94      6/30/94        12/31/93       12/31/93
		    Deferred     Deferred        Deferred       Deferred
		       Tax          Tax             Tax            Tax
		     Assets     Liabilities       Assets       Liabilities
		    --------    -----------      --------      -----------

Net operating loss
 carryovers          $ 26,521           -        $ 25,785             -
Alternative minimum
 tax credits           12,178           -          11,052             -
Regulatory liability
 deferred taxes         4,111           -           2,260             -
Benefit plans           1,739        1,318          1,940         1,280

Property, plant and
 equipment              1,259       59,004          1,785        57,670
Intangible assets          46        3,848             66         3,453
Prior business
 combinations               -        1,890             -          1,890
Accruals for
 nonrecurring charges   1,090           -           1,235             -
All other               3,325        3,639          1,406         2,113
		      _______      _______         _______      _______
   Subtotal           $50,269                      $45,529      $66,406
Valuation allowance    (6,528)          -          (6,114)            -
		      _______      _______        _______       _______
Total deferred taxes  $43,741      $69,699        $39,415       $66,406

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

(Thousands of dollars, except per share amounts)

9. On April 21, 1994, the shareholders approved the Company's 1994 Stock Option Plan. The Plan provides for the grant of up to 1,350,000 shares of Common Stock to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. Generally, the options are to be granted within ten years from the date of the adopted plan.

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

For the six months ended June 30, 1994 and 1993 net income
(loss) was $564, or $.03 per average common share and ($884), or ($.05) per average common share, respectively. Results for the six months ended June 30, 1994 include an extraordinary charge of $2,861, or $.17 per average common share, for a penalty on the early repayment of debt of the Telephone Group incurred in connection with a debt refinancing. Results for the six months ended June 30, 1993 include substantially offsetting amounts for a gain on the sale of marketable securities of $1,312, net of income taxes, and a charge of $1,448, net of income taxes, for the cumulative effect of a change in accounting principles for postretirement benefits other than pensions.


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

For the three months ended June 30, 1994 sales of the Mobile Services Group increased approximately $2,100 over the comparable period in 1993. The increase is primarily due to higher access and usage revenue of $1,330, higher foreign roaming revenue of $288 and higher home roaming revenue of $305.
 Access and usage revenue increased primarily due to additional subscribers. Increased roaming by other carriers' customers and additional cellular sites account for the increase in foreign roaming revenue. Home roaming revenue increased primarily due to subscriber base additions. Operating expenses increased primarily due to higher roaming expense of $441.

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

Liquidity and Capital Resources

				       June 30    December 31
					 1994         1993
				       -------     ----------

Cash and Temporary Cash Investments    $47,328      $60,182
				       =======      =======
Working Capital                        $28,534      $39,078
				       =======      =======
Long-Term Debt                        $386,187     $409,293
				       =======      =======

				     Six Months Ended June 30
					1994          1993
				      --------      ---------
Net cash provided by
 operating activities                  $33,038      $36,949
				       =======      =======

Operating income
 before depreciation
 and amortization                     $ 58,253     $ 55,805
				       =======      =======
Investment Activities:
 Additions to property, plant and
  equipment                           $ 27,162     $ 34,212
Acquisitions                               250        1,455
				       -------      -------
Total                                 $ 27,412     $ 35,667
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


As a result of these revised rules, regulated cable operators have to apply the revised competitive differential by May
15, 1994, or, subject to certain restrictions, by July 14, 1994. Cable systems that relied on the benchmark approach to rate-setting under the initial rate regulation structure may choose the benchmark approach or a cost-of-service approach to justify their rates under the new rate regulation scheme. Systems that do not make the rate reductions needed to bring their rates down to the full reduction rate by May 15, 1994 will be subject to refund liability unless they can successfully show, through a cost-of-service showing, that their costs justify higher rates.



The February 22, 1994 regulations also provide guidelines for determining whether an "a la carte" package should be considered a rate regulated tier, new cost-of-service standards, and the methodology for passing through certain external costs, inflation and channel changes in the future.


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


Other Provisions

Other regulations under the Act include: (1) cable operators customer service requirements; (2) limitations on indecent and objectionable programming; (3) resolution of complaints relative to unreasonable rates;(4) signal quality; (5) disposition of home wiring; (6) limitations on ownership of cable systems; and
(7) consumer electronics equipment compatibility.

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

The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 49% of the Company's municipalities have filed to regulate basic cable service rates with 35% of these municipalities currently certified to regulate basic rates. The Company has been challenged on it's existing regulated rate structure by sixty eight communities in Michigan and is involved in on going negotiations with these communities.
 In addition, the Company has filed cost-of-service justifications with all the Michigan communities which are certified to regulate basic rates. Ultimately, the Michigan systems can succeed in preserving their rates if (1) the a la carte channels are deemed to be unregulated, either by the FCC or in court, (2) the cost-of-service justifications are upheld, either by the FCC or in court, or (3) the benchmark rate calculations are defeated in court. The Company is also continuing to negotiate with the communities directly in effort to resolve these regulatory issues and avoid possible extended litigation.

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

In the future, cable rates subject to federal regulation may be raised annually to recover inflationary increases, and quarterly to recover increases in certain external costs including programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements. All rate increases on basic service must be approved by the local municipality if it has certified to regulate basic cable service rates. Rate increases on cable programming tier services may be passed through automatically after giving the FCC 30 days' notice. The Company also has the option of raising rates higher than the above formula with a cost-of-service showing. The Company is exploring all of the rate options outlined in the current regulations. While it is likely that lower operating margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards, management does not believe it is possible at this time to quantify the financial impact of this new regulatory environment on future operating results until regulators have completed their review of the Company's implementation of the Act and the regulations thereunder.

PENNSYLVANIA PUBLIC UTILITY COMMISSION

The Company's local exchange telephone subsidiary, Commonwealth Telephone Company (CTCo), is subject to a rate-making process regulated by the Pennsylvania Public Utility Commission. Consequently, the ability of the Telephone Group to generate increased income and cash flow is largely dependent on its ability to increase its subscriber base, obtain higher message volumes and control its expenses.

		     PART II - OTHER INFORMATION

Item 5.    Other Information

On July 1, 1994 the Company filed a registration statement with the Securities and Exchange Commission to register up to 16,509,593 shares of its Common Stock that are proposed to be offered and sold in a rights offering.

Although there is no assurance that the Company will raise any proceeds from the rights offering, if all rights are exercised, the Company would expect to raise approximately $300 million in the rights offering. The Company expects to use the net proceeds of the offering primarily to develop full service networks utilizing certain of the Company's cable television and telephone systems as well as other platforms and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry.

RCN Corporation, which owns approximately 34.5 percent of the aggregate number of outstanding shares of Common Stock and Class
B Stock of the Company, has indicated that it intends to exercise all of the Rights it receives in respect of the shares it holds.

Under the terms of the proposed rights offering, the Company will distribute transferable rights to holders of shares of Common Stock and Class B Common Stock of the Company on a record date to be fixed by the board of directors, which date is expected to be the effective date of the registration statement.
 The rights will be distributed pro rata based on the number of shares held on the record date. Each right will entitle the holder to purchase one share of Common Stock of the Company at a price to be determined by the Company at the time the offer is commenced.

The distribution of rights is expected to commence in late August, and the offering is expected to be completed approximately 21 days after the rights are distributed. The offering will be made solely by means of a prospectus which will be mailed to shareholders when the rights offering is commenced.

The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

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


				       C-TEC CORPORATION


DATE: August  15, 1994                  /s/ Bruce C. Godfrey
					--------------------------
					Bruce C. Godfrey
					Executive Vice President