Form 10-K405/A
period 1993-12-31
C TEC CORP
filed 1994-11-10
CIK 310433

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


	   Additionally, the Long Distance Group recognized the need for access to AT&T services to sell nationwide to large business customers with multiple locations. In 1992, the Group procured access to AT&T Tariff 12 services through a series of agreements. The AT&T Tariff 12 arrangement is a regulated tariff on file with the FCC pursuant to which AT&T services are provided at specified rates.


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

		     Age as of        Office and Date Office Held Since:
Name               March 1, 1994           Other Positions Held
- - - ----               -------------      ----------------------------------

Michael Adams           36       Vice President of Technology (since
					November 1993); Vice President of
					Technology - Mercom, Inc. (since
					1993); Vice President of Engineering -
					RCN Corporation (since September
					1992); Vice President - McCourt
					Communications Co., Inc. (since June
					1992); Vice President of Business
					Development - McCourt/Kiewit
					International (May 1991 - June 1992);
					Managing Director - McCourt Cable &
					Communications, Ltd. (October 1990 -
					June 1992); Director of Operations -
					MFS/McCourt (January 1990 - October
					1990); Vice President of Engineering -
					McCourt Cable Systems, Inc. (June 1982
					- January 1990).


John C. Balan           59       Executive Vice President - Commonwealth
					Communications, Inc. (since July
					1990);  Vice President Marketing and
					Sales - Commonwealth Communications,
					Inc. (September 1989 - July 1990);
					Vice President - Marketing and Sales -
					Fairchild Industries (January 1984 -
					September 1989).

Richard J. Burnheimer   35       Treasurer (since February 1994); Treasurer -
					Mercom, Inc. (since February 1994);
					Director of Finance (since February
					1992); Assistant Treasurer (December
					1987 - February 1994).

Marc C. Elgaway         39       Executive Vice President - Mobile Services
					(since April 1989); Vice President -
					Mobile Services Group (since July
					1988); General Manager - Commonwealth
					Communications, Inc. (January 1988 -
					July 1988); Senior Manager -
					Commonwealth Communications, Inc.
					(April 1987 - January 1988); Senior
					Manager Planning & Marketing
					Strategies - Commonwealth
					Communications, Inc.  (August 1985 -
					April 1987).


Mark Haverkate          39       Vice President of Development (since December
					1993); Vice President - Cable
					Television Group (October 1989 -
					December 1993); Director of
					Acquisitions and Development (July
					1988 - October 1989); Corporate
					Marketing Manager - Cable Television
					Group (May 1987 - July 1988).

Kenneth M. Jantz        51       Executive Vice President and Chief Financial
					Officer (since February 1994);
					Executive Vice President and Chief
					Financial Officer - Mercom, Inc.
					(since February 1994); Executive Vice
					President - Kiewit Industrial Co.
					(March 1992 - October 1993); Vice
					President and Controller - Morrison
					Knudsen Corporation (July 1966 - March
					1992).

B. Stephen May          45       Executive Vice President - Long Distance
					Group (since July 1993); Corporate
					Director of Marketing - Consolidated
					Communications, Inc. (1991 - 1993);
					Vice President and General Manager -
					American Express ISC (1989 - 1991).

Michael J. Mahoney      43       President - C-TEC Corporation (since February
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

- - - ------
* Operating results have been restated to reflect a disposition accounted for as discontinued operations.

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


Interest Expense


      Interest expense decreased $3,117 or 8.4% in 1993 primarily due to lower interest rates. An interest rate swap entered into in October 1992, which effectively converted $100,000 of parent company debt from fixed to variable rate, contributed to lower interest expense of approximately $715 at the parent. This represents a decrease of approximately 1% in the effective interest rate on the underlying debt. The interest rate swap agreement reduced interest expense which otherwise would have been reported for 1993 and for the period from inception of this agreement in October 1992 through December 31, 1993 by $900 and $1,084, respectively. Certain parent debt issuance costs were fully amortized in 1992, resulting in lower interest expense of $918 in 1993. Additionally, favorable interest rates and lower average outstanding debt levels at the Cable Group have resulted in lower interest expense of $1,364 at the Cable subsidiary in 1993.



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


9.   Common Shareholders' Equity


      a.   Common Stock


	   Common shareholders' equity at December 31, 1993 and 1992 is as follows:

					Number of
				    Shares Outstanding
				    ------------------
Common Shareholders' Equity          1993         1992         1993    1992
- - - ---------------------------          ----         ----         ----    ----
Common Stock, $1 par value,
  authorized 35,000,000
  shares, issued 8,137,865 in
  1993 and 8,134,964 in 1992       7,962,266    7,959,365    $ 8,138  $ 8,135
Class B Stock, $1 par value,
  authorized 8,753,203 shares,
  issued 8,749,570 in 1993
  and 8,752,471 in 1992            8,547,327    8,524,228    $ 8,749  $ 8,752
				  ----------   ----------    -------  -------
Total Common Stock                16,509,593   16,483,593     16,887   16,887


Additional Paid-in Capital                                    20,635   21,227
Retained Earnings                                             28,129   34,778
Treasury Stock at cost,
  175,599 shares of Common Stock
  and 202,243 shares of Class B
  Stock in 1993; 175,599 shares
  of Common Stock and 228,243
  shares of Class B Stock in 1992                             (5,288)  (6,068)
							      ------   ------
Total common shareholders'equity                             $60,363  $66,824


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


       Costs (credits) associated with SARs were $132, ($152), and ($38) in 1993, 1992 and 1991, respectively.


       Transactions involving the Plan are summarized as follows:

Option Shares                          1993       1992        1991
- - - -------------                          ----       ----        ----
Outstanding, January 1               26,000      29,000     50,000
Granted                                   0           0          0
Cancelled                                 0           0     (3,000)
Exercised (at $7.20)                (26,000)     (3,000)   (18,000)
				    -------      ------    -------
Outstanding, December 31                  0      26,000     29,000
   (at $7.20)
				    -------      ------    -------
Exercisable, December 31                  0      26,000      9,000
				    -------      ------    -------
Stock Appreciation Rights
				    -------      ------    -------
Outstanding, January 1               52,000      58,000    100,000
Granted                                   0           0          0
Cancelled                                 0           0     (6,000)
Exercised                           (52,000)     (6,000)   (36,000)
				    -------      ------    -------
Outstanding, December 31                  0      52,000     58,000
   (at $8.00)
				    -------      ------    -------
Exercisable, December 31                  0      52,000     18,000
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

December 31,                              1993       1992
- - - ------------                              ----       ----
Plan assets at fair value                $54,660    $45,834
					 -------    -------
Actuarial present value of
benefit obligations:
   Accumulated benefit obligation:
      Vested                              27,937     26,222
      Nonvested                            1,043        895
					 -------    -------
	 Total                            28,980     27,117
Effect of increases in
compensation                               7,416      7,133
					 -------    -------
Plan assets in excess of projected
   benefit obligation                     18,264     11,584
Unrecognized transition asset             (5,540)    (6,094)
Unrecognized prior service cost            1,476      1,677
Unrecognized net gain                    (11,216)    (4,315)
					 -------    -------
Prepaid pension cost                     $ 2,984    $ 2,852
					 -------    -------

       Prepaid pension cost is included in deferred charges on the accompanying consolidated balance sheets.


       The following assumptions were used in the determination of the projected benefit obligation and net periodic pension credit:


December 31,                                  1993       1992      1991
- - - ------------                                  ----       ----      ----
Discount rate                                 7.0%       7.0%      7.25%
Expected long-term rate of
  return on plan assets                       8.0%       8.0%      8.0%
Long-term rate of compensation
  increases                                   6.0%       6.0%      6.5%


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
[CAPTION]
						       Cable    Communications
				      Telephone     Television     Services
				      ---------     ----------   ------------
1993
- - - ----
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


1992
- - - ----
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


1991
- - - ----
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


				    Mobile     Long     Parent
				  Services   Distance  and Other Consolidated
				  --------   --------  --------- ------------
1993
- - - ----
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


1992
- - - ----
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


1991
- - - ----
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

- - - ------
* Includes the net investment in Mercom, Inc. for $3,920, $4,674 and $3,194 in 1993, 1992 and 1991, respectively. Also includes the net investment in Northeast Networks, Inc. for $1,642 in 1993.


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


1992
- - - ----
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
			     -------      -------       -------     -------

- - - ------
* The Company's stock prices are quoted from the National Association of Securities Dealers, Inc. monthly statistical report.
** Loss for the first quarter of 1993 was restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.


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

/s/ Coopers & Lybrand
- - - --------------------------
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1994



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
						 =======    =======   =======

		 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



								SCHEDULE V
		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1993
			     (THOUSANDS OF DOLLARS)

					      BALANCE AT       ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,604               $11
 VEHICLES                                          7,750             1,238
 WORK EQUIPMENT                                    2,489               191
 BUILDINGS                                        22,279               347
 FURNITURE AND OFFICE EQUIPMENT                    4,328             1,049
 CENTRAL OFFICE SWITCHING/TRANSMISSION           138,173            23,856
 STATION APPARATUS                                 2,280               560
 CUSTOMER PREMISE WIRING                               1                 -
 PRIVATE BRANCH EXCHANGE                               6                 -
 PUBLIC TERMINAL EQUIPMENT                         1,447                73
 OTHER TERMINAL EQUIPMENT                          1,503                85
 TELEPHONE DISTRIBUTION PLANT                    171,400            12,548
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------

 TOTAL TELEPHONE PLANT IN SERVICE                353,260            39,958
 TELEPHONE PLANT HELD FOR FUTURE USE                 503               270
 TELEPHONE PLANT UNDER CONSTRUCTION                6,120            (4,169)
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,409                 -
 NON OPERATING PLANT                                 298             1,326
						 -------           -------


 TOTAL TELEPHONE PLANT                          $361,590           $37,385
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,310                $1
 BUILDINGS                                         4,719               101
 MACHINERY AND SHOP EQUIPMENT                      4,209               708
 LEASEHOLDS AND IMPROVEMENTS                       2,109               571
 FURNITURE AND OFFICE EQUIPMENT                    6,071             2,746
 VEHICLES                                          5,009               968
 HEAD-END SYSTEM                                  10,576             1,000
 TRUCK AND DISTRIBUTION SYSTEM                   137,454            13,848
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         2,487            (1,399)
 CELLULAR PLANT                                   19,779             3,212
						 -------           -------
						$193,724           $21,757
						 =======           =======


CLASSIFICATION                                  RETIREMENTS     ACQUISITIONS
- - - --------------                                  -----------     ------------
TELEPHONE PLANT
 LAND                                                 $0          $      -
 VEHICLES                                          1,173                 -
 WORK EQUIPMENT                                       43                 -
 BUILDINGS                                            96                 -
 FURNITURE AND OFFICE EQUIPMENT                      139                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION            11,430                 -
 STATION APPARATUS                                   359                 -
 CUSTOMER PREMISE WIRING                               1                 -
 PRIVATE BRANCH EXCHANGE                               0                 -
 PUBLIC TERMINAL EQUIPMENT                             0                 -
 OTHER TERMINAL EQUIPMENT                             11                 -
 TELEPHONE DISTRIBUTION PLANT                      3,044                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------


 TOTAL TELEPHONE PLANT IN SERVICE                 16,296                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                   3                 -
						 -------           -------


 TOTAL TELEPHONE PLANT                           $16,299                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                 0
 MACHINERY AND SHOP EQUIPMENT                        190                 0
 LEASEHOLDS AND IMPROVEMENTS                         269                 0
 FURNITURE AND OFFICE EQUIPMENT                       84                 0
 VEHICLES                                             96                 0
 HEAD-END SYSTEM                                      90               295
 TRUCK AND DISTRIBUTION SYSTEM                     2,332               192
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -                 0
 CELLULAR PLANT                                       57                 0
						 -------           -------
						  $3,116              $488
						 =======           =======


								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - - --------------                                   -------------    ----------
TELEPHONE PLANT
 LAND                                                  -            $1,615
 VEHICLES                                            (93)            7,722
 WORK EQUIPMENT                                        -             2,637
 BUILDINGS                                             -            22,530
 FURNITURE AND OFFICE EQUIPMENT                       (3)            5,235
 CENTRAL OFFICE SWITCHING/TRANSMISSION                 -           150,599
 STATION APPARATUS                                     -             2,481
 CUSTOMER PREMISE WIRING                               -                 0
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             -             1,520
 OTHER TERMINAL EQUIPMENT                              -             1,577
 TELEPHONE DISTRIBUTION PLANT                     (1,057)          179,847
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 (1,153)          375,769
 TELEPHONE PLANT HELD FOR FUTURE USE                   -               773
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             1,951
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,297
 NON OPERATING PLANT                                   -             1,621
						 -------           -------
 TOTAL TELEPHONE PLANT                           $(1,265)         $381,411
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  0             1,311
 BUILDINGS                                             0             4,821
 MACHINERY AND SHOP EQUIPMENT                          0             4,727
 LEASEHOLDS AND IMPROVEMENTS                           0             2,412
 FURNITURE AND OFFICE EQUIPMENT                        0             8,734
 VEHICLES                                              0             5,882
 HEAD-END SYSTEM                                     (24)           11,758
 TRUCK AND DISTRIBUTION SYSTEM                       (17)          149,144
 CABLE TELEVISION PLANT UNDER CONSTRUCTION           216             1,305
 CELLULAR PLANT                                        0            22,935
						 -------           -------
						    $176          $213,029
						 =======           =======

- - - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

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


      2. A RECONCILIATION TO AMOUNT SHOWN AS PROPERTY, PLANT AND EQUIPMENT ADDITIONS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS INCLUDED IN C-TEC'S 1993 ANNUAL REPORT IS AS FOLLOWS:


	    TOTAL TELEPHONE PLANT ADDITIONS                 $37,385
	    OTHER PROPERTY AND EQUIPMENT ADDITIONS           21,757
	    TOTAL PROPERTY, PLANT & EQUIPMENT ADDITIONS     $59,142



		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1992
			     (THOUSANDS OF DOLLARS)

					       BALANCE AT      ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,584               $75
 VEHICLES                                          7,594             1,058
 WORK EQUIPMENT                                    2,387               161
 BUILDINGS                                        27,311               413
 FURNITURE AND OFFICE EQUIPMENT                    4,152               266
 CENTRAL OFFICE SWITCHING/TRANSMISSION           133,004            13,380
 STATION APPARATUS                                 2,204               380
 CUSTOMER PREMISE WIRING                          11,725                 -
 PRIVATE BRANCH EXCHANGE                               6                 -
 PUBLIC TERMINAL EQUIPMENT                         1,375                79
 OTHER TERMINAL EQUIPMENT                          2,222                39
 TELEPHONE DISTRIBUTION PLANT                    164,497            11,224
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                358,061            27,075
 TELEPHONE PLANT HELD FOR FUTURE USE                 128                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                5,006             1,114
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,521                 -
 NON OPERATING PLANT                                 634                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                          $365,350           $28,189
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,247               $10
 BUILDINGS                                         2,205             1,191
 MACHINERY AND SHOP EQUIPMENT                      3,819               947
 LEASEHOLDS AND IMPROVEMENTS                       2,038                80
 FURNITURE AND OFFICE EQUIPMENT                    5,583               515
 VEHICLES                                          4,923             2,742
 HEAD-END SYSTEM                                  10,061               460
 TRUCK AND DISTRIBUTION SYSTEM                   124,199            13,681
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         1,998               197
 CELLULAR PLANT                                   17,063             3,196
						 -------           -------
						$173,136           $23,018
						 =======           =======

CLASSIFICATION                                   RETIREMENTS    ACQUISITIONS
- - - --------------                                  ------------    ------------
TELEPHONE PLANT
 LAND                                                 $0          $      -
 VEHICLES                                            874                 -
 WORK EQUIPMENT                                       60                 -
 BUILDINGS                                           198                 -
 FURNITURE AND OFFICE EQUIPMENT                       56                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION             9,666                 -
 STATION APPARATUS                                   326                 -
 CUSTOMER PREMISE WIRING                          11,724                 -
 PRIVATE BRANCH EXCHANGE                               0                 -
 PUBLIC TERMINAL EQUIPMENT                             7                 -
 OTHER TERMINAL EQUIPMENT                            757                 -
 TELEPHONE DISTRIBUTION PLANT                      3,072                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 26,740                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                   -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                           $26,740                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                 0
 MACHINERY AND SHOP EQUIPMENT                        553                 0
 LEASEHOLDS AND IMPROVEMENTS                          13                 0
 FURNITURE AND OFFICE EQUIPMENT                        4                 0
 VEHICLES                                          2,656                 0
 HEAD-END SYSTEM                                       0                55
 TRUCK AND DISTRIBUTION SYSTEM                       496               197
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -                 0
 CELLULAR PLANT                                      276                 0
						 -------           -------
						  $3,997              $253
						 =======           =======


								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - - --------------                                   -------------    -----------
TELEPHONE PLANT
 LAND                                               ($55)           $1,604
 VEHICLES                                            (28)            7,750
 WORK EQUIPMENT                                        1             2,489
 BUILDINGS                                        (5,247)(D)        22,279
 FURNITURE AND OFFICE EQUIPMENT                      (34)            4,328
 CENTRAL OFFICE SWITCHING/TRANSMISSION             1,455           138,173
 STATION APPARATUS                                    22             2,280
 CUSTOMER PREMISE WIRING                               -                 1
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             0             1,447
 OTHER TERMINAL EQUIPMENT                             (1)            1,503
 TELEPHONE DISTRIBUTION PLANT                     (1,249)          171,400
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 (5,136)          353,260
 TELEPHONE PLANT HELD FOR FUTURE USE                 375(C)            503
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             6,120
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,409
 NON OPERATING PLANT                                (336)              298
						 -------           -------
 TOTAL TELEPHONE PLANT                           $(5,209)         $361,590
						 =======          ========

OTHER PROPERTY AND EQUIPMENT
 LAND                                                $53(E)         $1,310
 BUILDINGS                                         1,322(E)          4,719
 MACHINERY AND SHOP EQUIPMENT                         (4)            4,209
 LEASEHOLDS AND IMPROVEMENTS                           3             2,109
 FURNITURE AND OFFICE EQUIPMENT                      (23)            6,071
 VEHICLES                                              0             5,009
 HEAD-END SYSTEM                                       -            10,576
 TRUCK AND DISTRIBUTION SYSTEM                      (127)          137,454
 CABLE TELEVISION PLANT UNDER CONSTRUCTION           292             2,487
 CELLULAR PLANT                                     (203)           19,779
						 -------           -------
						  $1,314          $193,725
						 =======          ========

- - - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

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


      2. A RECONCILIATION TO AMOUNT SHOWN AS PROPERTY, PLANT AND EQUIPMENT ADDITIONS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS INCLUDED IN C-TEC'S 1992 ANNUAL REPORT IS AS FOLLOWS:


	    TOTAL TELEPHONE PLANT ADDITIONS                 $28,189
	    OTHER PROPERTY AND EQUIPMENT ADDITIONS           23,018
	    TOTAL PROPERTY, PLANT & EQUIPMENT ADDITIONS     $51,207



		       C-TEC CORPORATION AND SUBSIDIARIES
			 PROPERTY, PLANT AND EQUIPMENT
		      FOR THE YEAR ENDED DECEMBER 31, 1991
			     (THOUSANDS OF DOLLARS)

					      BALANCE AT      ADDITIONS
					     THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
- - - --------------                               -------------    -------------
TELEPHONE PLANT
 LAND                                             $1,515               $74
 VEHICLES                                          7,263               610
 WORK EQUIPMENT                                    2,499               108
 BUILDINGS                                        26,516             1,233
 FURNITURE AND OFFICE EQUIPMENT                    4,242               388
 CENTRAL OFFICE SWITCHING/TRANSMISSION           122,018            23,865
 STATION APPARATUS                                 2,135               408
 CUSTOMER PREMISE WIRING                          11,725                 -
 PRIVATE BRANCH EXCHANGE                              59                 -
 PUBLIC TERMINAL EQUIPMENT                         1,420                72
 OTHER TERMINAL EQUIPMENT                          2,270                73
 TELEPHONE DISTRIBUTION PLANT                    153,371            14,196
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                335,033            41,027
 TELEPHONE PLANT HELD FOR FUTURE USE               2,398                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                6,349            (1,343)
 TELEPHONE PLANT ACQUISITION ADJUSTMENT            1,633                 -
 NON OPERATING PLANT                                 504                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                          $345,917           $39,684
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                             $1,231               $16
 BUILDINGS                                         2,071               233
 MACHINERY AND SHOP EQUIPMENT                      3,482               871
 LEASEHOLDS AND IMPROVEMENTS                       1,973                64
 FURNITURE AND OFFICE EQUIPMENT                    7,287               385
 VEHICLES                                          4,789               208
 HEAD-END SYSTEM                                   9,251               541
 TRUCK AND DISTRIBUTION SYSTEM                   114,378             8,662
 CABLE TELEVISION PLANT UNDER CONSTRUCTION         2,444               879
 CELLULAR PLANT                                   14,344             3,507
						 -------           -------
						$161,250           $15,366
						 =======           =======

								ACQUISITIONS
CLASSIFICATION                                  RETIREMENTS       (NOTE 3)
- - - --------------                                  -----------     ------------
TELEPHONE PLANT
 LAND                                                 $5          $      -
 VEHICLES                                            234                 -
 WORK EQUIPMENT                                      236                 -
 BUILDINGS                                           376                 -
 FURNITURE AND OFFICE EQUIPMENT                      494                 -
 CENTRAL OFFICE SWITCHING/TRANSMISSION            13,883                 -
 STATION APPARATUS                                   235                 -
 CUSTOMER PREMISE WIRING                               -                 -
 PRIVATE BRANCH EXCHANGE                              53                 -
 PUBLIC TERMINAL EQUIPMENT                           117                 -
 OTHER TERMINAL EQUIPMENT                            121                 -
 TELEPHONE DISTRIBUTION PLANT                      1,687                 -
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                 17,441                 -
 TELEPHONE PLANT HELD FOR FUTURE USE                   -                 -
 TELEPHONE PLANT UNDER CONSTRUCTION                    -                 -
 TELEPHONE PLANT ACQUISITION ADJUSTMENT                -                 -
 NON OPERATING PLANT                                  36                 -
						 -------           -------
 TOTAL TELEPHONE PLANT                           $17,477                 -
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -                $0
 BUILDINGS                                             -                10
 MACHINERY AND SHOP EQUIPMENT                        534                 0
 LEASEHOLDS AND IMPROVEMENTS                          (1)                5
 FURNITURE AND OFFICE EQUIPMENT                    2,046                 3
 VEHICLES                                             75                 0
 HEAD-END SYSTEM                                     141               410
 TRUCK AND DISTRIBUTION SYSTEM                     1,163             2,322
 CABLE TELEVISION PLANT UNDER CONSTRUCTION             -              (795)
 CELLULAR PLANT                                        2                 0
						 -------           -------
						  $3,960            $1,955
						 =======           =======

								  BALANCE AT
						 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
- - - --------------                                   -------------    ----------
TELEPHONE PLANT
 LAND                                                 $0            $1,584
 VEHICLES                                            (45)            7,594
 WORK EQUIPMENT                                       16             2,387
 BUILDINGS                                           (62)           27,311
 FURNITURE AND OFFICE EQUIPMENT                       16             4,152
 CENTRAL OFFICE SWITCHING/TRANSMISSION             1,004           133,004
 STATION APPARATUS                                  (104)            2,204
 CUSTOMER PREMISE WIRING                               -            11,725
 PRIVATE BRANCH EXCHANGE                               -                 6
 PUBLIC TERMINAL EQUIPMENT                             0             1,375
 OTHER TERMINAL EQUIPMENT                              0             2,222
 TELEPHONE DISTRIBUTION PLANT                     (1,383)          164,497
 LEASEHOLDS AND IMPROVEMENTS                           -                 -
						 -------           -------
 TOTAL TELEPHONE PLANT IN SERVICE                   (558)          358,061
 TELEPHONE PLANT HELD FOR FUTURE USE              (2,270)(C)           128
 TELEPHONE PLANT UNDER CONSTRUCTION                    -             5,006
 TELEPHONE PLANT ACQUISITION ADJUSTMENT             (112)(B)         1,521
 NON OPERATING PLANT                                 166               634
						 -------           -------
 TOTAL TELEPHONE PLANT                          $(2,774)          $365,350
						 =======           =======

OTHER PROPERTY AND EQUIPMENT
 LAND                                                  -            $1,247
 BUILDINGS                                          (109)            2,205
 MACHINERY AND SHOP EQUIPMENT                          -             3,819
 LEASEHOLDS AND IMPROVEMENTS                          (5)            2,038
 FURNITURE AND OFFICE EQUIPMENT                      (46)            5,583
 VEHICLES                                              1             4,923
 HEAD-END SYSTEM                                       -            10,061
 TRUCK AND DISTRIBUTION SYSTEM                         -           124,199
 CABLE TELEVISION PLANT UNDER CONSTRUCTION          (530)            1,998
 CELLULAR PLANT                                     (786)           17,063
						 -------           -------
						$(1,475)          $173,136
						 =======           =======

- - - ------
(A) SIGNIFICANT EXPANSION AND IMPROVEMENT OF PLANT TO ACCOMODATE INCREASING DEMAND AND TO IMPROVE SERVICE.

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

- - - ------
 * Represents valuation allowance as of initial adoption of Statement of Financial Accounting Standards No. 109 on January 1, 1993.




								SCHEDULE IX

		    C-TEC CORPORATION AND SUBSIDIARIES
			   SHORT TERM BORROWINGS
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

						     (NOTE 1)               (NOTE 1)             (NOTE 1)
		      BALANCE         WEIGHTED       MAX AMOUNT          AVERAGE AMOUNT        WEIGHTED AVG
		      AT END          AVERAGE       OUTSTANDING           OUTSTANDING         INTEREST RATE
 DESCRIPTION          OF YEAR      INTEREST RATE   DURING THE YEAR       DURING THE YEAR      DURING THE YEAR
- - - ------------          --------     -------------   ---------------       ---------------      ---------------
					      (THOUSANDS OF DOLLARS)
 1993
 NOTES PAYABLE
  TO BANKS                 -               -             $1,106                $225                6.00%

 1992
 NOTES PAYABLE
  TO BANKS                 -               -             $1,258                $473                6.28%

 1991
 NOTES PAYABLE
  TO BANKS                 -               -            $31,348              $7,188                8.69%

- - - ------
NOTE: (1) BASED ON MONTH-END BALANCES






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