Form 10-Q
period 1994-09-30
C TEC CORP
filed 1994-11-14
CIK 310433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

                              105 Carnegie Center
                                 P.O. Box 8568
                            Princeton, New Jersey 08540
(Address of principal executive offices)    (Zip Code)

                              (609) 734-3700
           (Registrant's telephone number, including area code)

                             46 Public Square
                               P.O. Box 3000
                  Wilkes-Barre, Pennsylvania  18703-3000

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
YES     [X]        NO       [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock($1.00 par value), as of October 31, 1994.
                      Common Stock          7,962,266
                      Class B Common Stock  8,547,327


                             C-TEC CORPORATION


                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations-Quarters and Nine Months
         Ended September 30, 1994 and 1993

         Condensed Consolidated Balance Sheets-
         September 30, 1994 and December 31, 1993

         Condensed Consolidated Statements of
         Cash Flows-Nine Months Ended September 30,
         1994 and 1993

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

         SIGNATURE



                    PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 C-TEC CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                            (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)

                          Quarter Ended     Nine Months Ended
                          September 30,       September 30,
                        ----------------    ------------------
                          1994     1993       1994       1993
                        ----------------    ------------------
SALES                   $77,353  $73,556    $222,467   $211,786
COSTS & EXPENSES         65,302   62,697     188,853    182,048
                        -------  -------     -------    -------
OPERATING INCOME         12,051   10,859      33,614     29,738
INTEREST AND DIVIDEND
   INCOME                 1,249      416       2,499      1,255
INTEREST EXPENSE         (8,795)  (8,393)    (25,128)   (25,540)
GAIN ON SALE OF
 PENNSYLVANIA CABLE
 PROPERTIES                   -        -         893          -
GAIN ON SALE OF
 CELLULAR PROPERTIES    129,741              129,741

GAIN ON SALE OF
MARKETABLE
 EQUITY SECURITIES            -        -           -      1,988
OTHER INCOME, (EXPENSE)
 NET                       (296)   1,140         317      1,292
                         ------  -------     -------    -------
INCOME BEFORE
 INCOME TAXES           133,950    4,022     141,936      8,733
PROVISION
 FOR INCOME TAXES        56,262    3,288      60,235      7,753
                        -------  -------     -------    -------
INCOME BEFORE
 MINORITY INTEREST AND
 EQUITY IN
 UNCONSOLIDATED
 ENTITIES                77,688      734      81,701        980

MINORITY INTEREST IN
 (INCOME) OF               (262)    (182)       (738)      (378)
 CONSOLIDATED ENTITIES
EQUITY IN INCOME (LOSS) OF
 UNCONSOLIDATED ENTITIES   (178)      80         103        309
                        -------  -------     -------    -------



                 C-TEC CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                            (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)
                                Quarter Ended          Nine Months Ended
                                September 30,           September 30,
                               ---------------        ------------------
                               1994       1993        1994          1993
                               ----       ----        ----          ----
INCOME BEFORE
EXTRAORDINARY CHARGE
AND CUMULATIVE EFFECT
OF ACCOUNTING PRINCIPLE
CHANGES                      77,248        632       81,066          911
EXTRAORDINARY CHARGE-
DEBT PREPAYMENT PENALTY           -          -       (2,861)           -
CUMULATIVE EFFECT ON PRIOR
YEARS OF CHANGES IN
ACCOUNTING PRINCIPLES FOR:
POSTEMPLOYMENT BENEFITS           -          -         (393)           -
POSTRETIREMENT BENEFITS
 OTHER THAN PENSIONS              -          -            -       (1,448)
INCOME TAXES                      -          -            -          285*
                            -------    -------      -------      -------
NET INCOME (LOSS)           $77,248     $  632      $77,812       $ (252)
                            =======    =======      =======      =======
EARNINGS (LOSS) PER
AVERAGE COMMON SHARE
Income before
extraordinary charge
and cumulative effect
of accounting
principle changes            $ 4.68     $  .04      $  4.91       $  .05

Extraordinary charge              -          -         (.17)           -
Cumulative effect on
prior years of
changes in accounting
principles                        -          -         (.03)        (.07)
                            -------    -------      -------      -------

Net Income (Loss)           $  4.68     $  .04      $  4.71      ($  .02)
                            =======    =======      =======      =======
AVERAGE
COMMON SHARES
OUTSTANDING              16,509,593 16,509,593   16,509,593   16,505,451

* Restated for an adjustment, recorded in the fourth quarter of 1993, of $338 to the cumulative effect on prior years for required changes in accounting for income taxes.

See accompanying notes to Condensed Consolidated Financial Statements.


                    C-TEC CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)
                                (Unaudited)


                                     September 30    December 31
                                         1994           1993
                                     ------------    -----------
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments      $230,064     $ 60,182
Other current assets                       44,141       40,874
Cellular Sales Proceeds receivable          8,187            -
Deferred income taxes                       3,153        2,125
                                          -------      -------
 Total current assets                     285,545      103,181
                                          -------      -------
PROPERTY, PLANT AND EQUIPMENT
 Telephone Plant                          395,572      381,411
 Cable Plant                              186,001      176,297
 Mobile Plant                               1,717       25,513
 Other Property, Plant and Equipment       12,415       11,219
                                          -------      -------
  Total Property, Plant and Equipment     595,705      594,440
 Accumulated Depreciation                 260,742      250,632
                                          -------      -------
  Net Property, Plant and Equipment       334,963      343,808
                                          -------      -------
INVESTMENTS                                14,254       16,253
                                          -------      -------
INTANGIBLE ASSETS (Net of accumulated
 amortization of $132,610 at September 30,
 1994 and $141,295 at December 31, 1993)   53,151      106,677
                                          -------      -------


DEFERRED CHARGES                           20,495        9,645
                                          -------      -------
TOTAL ASSETS                             $708,408     $579,564
                                          =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term
 debt and preferred stock                 $ 9,028     $  6,675
Advance billings & customer deposits        7,644        7,698
Accrued and deferred taxes                 49,660       11,295
Accrued interest                            5,563        6,431
Other current liabilities                  40,249       32,004
                                          -------      -------
   Total current liabilities              112,144       64,103
                                          -------      -------



                    C-TEC CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)
                                (Unaudited)

                                          September 30    December 31
                                              1994           1993
                                          ------------    -----------
LONG-TERM DEBT                               386,628        409,293
                                             -------        -------
DEFERRED INCOME TAXES AND INVESTMENT
 TAX CREDITS                                  50,669         30,965
                                             -------        -------
OTHER DEFERRED CREDITS                        20,535         12,545
                                             -------        -------
MINORITY INTEREST                                  -          2,019
                                             -------        -------
REDEEMABLE PREFERRED STOCK                       257            276
                                             -------        -------
COMMON SHAREHOLDERS' EQUITY:
  Common Stock                                16,887         16,887
  Additional Paid-in Capital                  20,635         20,635
  Retained Earnings                          105,941         28,129
  Treasury Stock at cost, 377,842 shares
  at September 30, 1994 and December 31
  1993                                        (5,288)        (5,288)
                                             -------        -------
Total Common Shareholders' Equity            138,175         60,363
                                             =======        =======


TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $708,408       $579,564
                                            ========       ========


See accompanying notes to Condensed Consolidated Financial Statements.




                    C-TEC CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                          (Dollars in Thousands)

                                                Nine Months Ended
                                                  September 30,
                                              ----------------------
                                                  1994        1993
                                                  ----        ----

NET CASH PROVIDED BY OPERATING ACTIVITIES     $  62,057     $ 52,956
                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant & Equipment       ( 45,199)     (49,457)
Proceeds from sale of Pennsylvania
 cable properties                                 1,200            -
Proceeds from redemption of investment
 in RTB stock                                     1,141            -
Proceeds from sale of marketable
 equity securities                                    -        2,063
Acquisitions                                       (800)      (1,689)
Other                                            (5,027)         623
Proceeds from sale of cellular properties       181,649          -
                                                -------      -------
Net Cash Provided by (Used in) Investing
 Activities                                     132,964      (48,460)
                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt                      148,176       24,033
Redemption of Long-Term Debt                   (168,507)     (26,405)
Penalty on early retirement of debt              (2,861)           -
Other                                            (1,947)         403
                                                -------      -------
Net Cash Used in Financing Activities           (25,139)      (1,969)
                                                -------      -------
Increase in Cash and
 Temporary Cash Investments                     169,882        2,527
Cash and Temporary Cash Investments at
 Beginning of Year                               60,182       58,837
                                                -------      -------
Cash and Temporary Cash Investments at
 September 30,                                 $230,064     $ 61,364
                                                =======      =======
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the periods for:
 Interest (net of amounts capitalized)         $ 25,997      $26,977
                                                =======      =======
 Income taxes                                  $  4,252      $ 1,495
                                                =======      =======

See accompanying notes to Condensed Consolidated Financial Statements.



C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form
10-K for the fiscal year ended December 31, 1993, as amended on October 28, 1994, and as further amended on November 10, 1994.

2. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through September 1994, approximately $177,432 in amortization of these assets has been deducted for tax purposes. Management believes that its position is supportable and it is vigorously opposing these adjustments in its current settlement process. Management has filed a petition for redetermination of the deficiencies and additions to tax as set forth in the Notice of Deficiency. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.

3. During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112-Employers' Accounting for Postemployment Benefits ("SFAS 112"). Under SFAS 112, the Company is required to accrue the cost of certain self-insured postemployment benefits. Previously, the cost of these benefits was accounted for on a pay-as-you-go basis. The Company elected to immediately recognize the cumulative effect on prior years of the change in accounting for postemployment benefits of $393,
which is net of income tax benefits of $280.   The Company continues to fund
the cost of these benefits on a pay-as-you-go basis.

4. On April 1, 1994, the Company signed a definitive agreement for the sale of certain of its cellular properties to Independent Cellular Network, Inc. for approximately $189.5 million, including adjustments of approximately $7 million. The sale was consumated on September 9, 1994 and resulted in a pre-tax gain of $129,741, including the adjustments. The adjustments are to be settled within ninety days after closing and were estimated at the closing date. Sales proceeds of approximately $181.6 were received in cash. Certain escrow reserves and holdbacks of approximately $8 million are reflected as cellular sales proceeds receivable in the accompanying condensed consolidated balance sheet at September 30, 1994. The Company's paging and telephone answering service operations are part of its cellular properties but are not subject to a formal plan of disposition at this time. Therefore, the Company has not accounted for the disposition discussed above as discontinued operations of a business segment. The Cellular group had sales of $7,146 and $6,727 for the quarters ended September 30, 1994 and 1993, respectively, and sales of $22,311 and $17,640 for the nine months ended September 30, 1994 and 1993, respectively. Included in cellular group sales are sales of the paging and telephone answering service operations of $786 and $570 for the quarters
ended September 30, 1994 and 1993, respectively, and sales of    $2,165 and
$1,609 for the nine months ended September 30, 1994 and 1993, respectively.

5. In March 1994, the Telephone Group prepaid $135 million, in full of all indebtedness, to the United States of America through the Rural Electrification Administration, The Rural Telephone Bank and The Federal Financing Bank. The Company borrowed an equal amount from the National Bank for Cooperatives. The refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. The most restrictive covenants of the new agreement provide that the Telephone Group must maintain specified ratios for total leverage, interest coverage, and equity to total capitalization. The transaction resulted in an extraordinary loss of $2,861, or $.17 per average common share, net of income tax benefits of $2,154.

Long-term debt outstanding at September 30, 1994 is as follows:

Mortgage note payable to the
 National Bank for Cooperatives            $130,638
Senior Secured Notes
 9.65% due 1999                             150,000
Senior Secured Notes
 9.52% due 2001                             100,000
Revolving Credit Agreements                  15,000

                                            -------
     Total                                  395,638
Due within one year                           9,010
                                            -------
          Total Long-Term Debt             $386,628
                                            =======

Substantially all the assets of the Telephone Group are subject to the liens of the mortgage and security agreements granted to the National Bank for Cooperatives as security for the loan.

The mortgage note payable to the National Bank for Cooperatives is payable in equal monthly installments of $751, which commenced in April 1994 and end in March 2009. Principal payments due under the prior maturity schedule for the years 1994 through 1998 ranged from $4.5 million to $5.7 million on an annual basis. Interest is payable under certain fixed and floating rate options available under the loans based on Prime, U.S. Treasury, LIBOR, or quoted rates. At September 30, 1994, the weighted average interest rate under the various options elected for outstanding borrowings was 6.8%. Approximately $66 million of the outstanding balance of the mortgate note payable to the National Bank for Cooperatives at September 30, 1994 has been fixed at a weighted average interest rate of 7.93%; the remaining $64 million outstanding at September 30, 1994 has a weighted average variable rate of 5.64%.

6.   The provision for income taxes consists of the following:

                                          Nine Months Ended
                                              September 30,
                                        ----------------------
                                          1994           1993
                                        ----------------------

Currently payable                       $45,685        $ 5,998
Deferred                                 15,082          2,432
Investment Tax Credits                     (532)          (677)
                                         -------       -------
  Total provision                       $60,235        $ 7,753

The provision for income taxes is different than the amounts computed by applying the U.S. statutory federal tax rate of 35% in 1994 and 34% in 1993. The differences are as follows:

                                           Nine Months Ended
                                              September 30,
                                           ------------------
                                           1994          1993
                                           ----          ----
Income (loss) before provision
 for income taxes,
 extraordinary item and
 cumulative effect of accounting
 principle changes                       $141,301        $8,664
Federal tax provision at
 statutory rate                            49,455         2,946
Increase (reduction) due to:
State income taxes, net of
 federal benefit                           10,283         2,098
Amortization of investment tax credits       (532)         (677)
Rate differential applied
 to reversing timing differences             (362)         (164)
Estimated nondeductible expenses            1,125         3,160
Non-deductible goodwill                     2,616           382
Tax-exempt interest                          (221)         (287)
Effect of federal rate change                   -           130
Equity in unconsolidated entities             465           282
Adjustments to prior year                    (112)            -
Flow through of state deferred
 income taxes                              (1,458)            -
Other, net                                 (1,024)         (117)
                                          -------        ------
Provision for income taxes                $60,235        $7,753


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1994 and December 31, 1993 are as follows:

                         9/30/94     9/30/94    12/31/93    12/31/93
                        Deferred    Deferred    Deferred    Deferred
                           Tax         Tax         Tax         Tax
                          Assets   Liabilities    Assets   Liabilities
                        --------   -----------  --------  ------------
Net operating loss
 carryovers             $   474           -      $25,785           -
Alternative minimum
 tax credits             10,788           -       11,052           -
Regulatory liability
 deferred taxes           4,106           -        2,260           -
Benefit plans             1,819     $ 1,552        1,940     $ 1,280
Property, plant and
 equipment                1,069      57,956        1,785      57,670
Intangible assets           175       4,144           66       3,453
Prior business
 combinations                 -           -            -       1,890
Accruals for
 nonrecurring charges       647           -        1,235           -
All other                 2,528       3,774        1,406       2,113
                         ------      ------       ------      ------
   Subtotal             $21,606     $67,426      $45,529     $66,406
Valuation allowance        (380)          -       (6,114)          -
                         ------      ------       ------      ------
Total deferred taxes    $21,226     $67,426      $39,415     $66,406

     In the opinion of management, based on the future reversal of existing future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

     The net change in the valuation allowance for deferred tax assets during 1994 was a decrease of $5,734.

7.   Statement of Financial Accounting Standards No. 115 -
"Accounting for Certain Investments in Debt and Equity
Securities" is effective for fiscal years beginning after December 15, 1993. The Company currently has no investments subject to the provisions of SFAS 115; therefore, this new accounting standard had no impact on the Company for the nine month period ended September 30, 1994.

8. On April 21, 1994, the shareholders approved the Company's 1994 Stock Option Plan. The Plan provides for the grant of up to 1,350,000 shares of Common Stock to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. Generally, the options are to be granted within ten years from the date of the adopted plan.

      As of September 30, 1994, 290,000 options were outstanding at $25.50 and 460,500 options were outstanding at $22.50. None of the outstanding options were exercisable at that date. In addition, the Company has granted options to purchase 250,000 shares of Common Stock to an executive officer. The exercise price of such options will be the market price of the Common Stock on a date specified in early 1995.


9. C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC Corporation, on September 23, 1994 entered into a Merger Agreement with Twin County Trans Video, Inc. ("Twin County") and Bark Lee Yee, Stella C. Yee, Susan C. Yee, Raymond C. Yee and Kenneth C. Yee, Shareholders of Twin County, and Robert G. Tallman, as trustee of a trust holding certain shares of Twin County common stock. Under the terms of the Merger Agreement, Twin County will merge with and into C-TEC Cable Systems of Pennsylvania, Inc. a wholly owned subsidiary of C-TEC Cable Systems, Inc. The transaction is subject to regulatory approval and certain other conditions.



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

Results of Operations

C-TEC Corporation and subsidiaries' (the "Company") net income was $77,248, or $4.68 per average common share for the three months ended September 30,1994 as compared to net income of $632, or $.04 per average common share, for the same period in 1993. The improvement was primarily attributable to a pre-tax gain of $129,741 on the sale of the Company's cellular properties and business.

For the nine months ended September 30, 1994 net income was $77,812, or $4.71 per average common share, as compared to a net loss of $252, or $.02 per average common share, for the same period in 1993. Results for the nine months ended September 30, 1994 include a pre-tax gain of $129,741 on the sale of the Company's cellular properties and business and an extraordinary charge of $2,861 for a penalty on the early repayment of debt of the Telephone Group incurred in connection with a debt refinancing. Results for the nine months ended September 30, 1993 include substantially offsetting amounts for a gain on the sale of marketable securities of $1,312, net of income taxes, and a charge of $1,448, net of income taxes, for the cumulative effect of a change in accounting principles for postretirement benefits other than pensions.

Telephone Group

Sales and operating expenses for the Telephone Group for the three months ended September 30, 1994 were relatively comparable with the three months ended September 30, 1993.

For the nine months ended September 30, 1994, interstate access revenue exceeded the amounts for the comparable periods in 1993 primarily due to growth in access minutes and a retroactive line haul adjustment of approximately $1,400. Long distance toll revenue is approximately $1,000 over the comparable period in 1993 primarily due to message growth. Central office software costs are approximately $750 below the 1993 level for the nine months ended September 30, 1994, however, at this time, the Telephone Group expects its total 1994 software expense to be approximately the same as the 1993 software expense.

Cable Group

Sales and operating expenses for the Cable Group for the three months ended September 30,1994 were relatively comparable with the three months ended September 30, 1993.

For the nine months ended September 30, 1994, the Cable Group had higher basic revenue of approximately $1,800, as compared to the same period in 1993. The increase is primarily a result of approximately 6,700 additional subscribers. This increase was partially offset by lower rental revenue of approximately $1,000 due to a reduction to cost in the rental rate charged for converters and remotes as mandated by the FCC. Additionally, the Cable Group recorded accruals of approximately $950 related to estimated subscriber refunds in settlement of certain rate regulation challenges. Operating expenses, excluding depreciation and amortization, were relatively stable as compared to the same period in 1993. Depreciation and amortization decreased approximately $1,000 for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 due to a significant noncompete agreement becoming fully amortized in August 1994.

Other income sources declined as during the nine months ended September 30, 1994 the Cable Group sold its Pennsylvania cable properties at a pretax gain of approximately $900 while the pretax gain on the sale of marketable securities realized during the period in 1993 was $1,988.

Mobile Services Group

See footnote 4 for a discussion of the sale of the Company's cellular business.

Sales and operating expenses for the Mobile Services Group for the three months ended September 30, 1994 were relatively comparable with the three months ended September 30, 1993, despite the sale of the cellular business, exclusive of paging and telephone answering businesses, on September 9, 1994.

For the nine months ended September 30, 1994, sales increased approximately $4,700 over the comparable period in 1993 primarily due to: 1.) higher access and usage revenue resulting from additional subscribers and 2.)higher foreign roaming revenue resulting from increased roaming by other carriers' customers along with additional cellular sites. Operating expenses increased approximately $2,700 due to higher roaming expense, higher commissions related to the increased subscribers, and higher costs for equipment, salaries, and benefits.

Long Distance Group

Sales of the Long Distance Group increased approximately $1,900 and $4,300 during the quarter and nine months ended September 30, 1994, respectively, as compared to the same periods in 1993 primarily due to increases in customers resulting from increased penetration and the development of new sales offices opened in late 1993. The sales increases were offset primarily by increased carrier, advertising, and salary expenses for both the quarterly and nine month periods. Carrier expense increased due to increases in sales volume as well as due to increases in the average carrier cost per minute. Advertising and salary expenses increased primarily to support four new offices opened in late 1993.

Communications Services Group

Sales for the Communications Services Group increased approximately $2,100 and $2,600 for the quarter and nine months ended September 30, 1994, respectively, as compared to the same periods in 1993. The increases are primarily due to increases in new installations of business systems and a large contract with an investment bank for communications facilities management engineering and technical services. Costs and expenses increased approximately $1,900 and $2,500 for the quarterly and nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993. The increases are primarily related to increases in sales volume.

Other

Allocated corporate charges increased approximately $400 for the quarter ended September 30, 1994 and decreased approximately $1,200 for the nine months ended September 30, 1994. The overall decrease is primarily attributable to lower salary and bonus expense as a result of a change in control of the Company in October 1993.

Interest Expense

During the three and nine months ended September 30, 1994, interest expense increased approximately $400 and decreased approximately $400, respectively, as compared to the same periods in 1993.

The increase for the three month period is primarily due to a higher effective rate during the period on Telephone Company debt and to the effects of an interest rate swap agreement entered into in October 1992, which effecively converted $100,000 of parent company debt from fixed to variable rate. The interest rate swap agreement increased interest expense which otherwise would have been reported for the three months ended September 30, 1994 by $167 and decreased interest expense which otherwise would have been reported for the three months ended September 30, 1993 by $230.

For the nine months ended September 30, 1994 and 1993 the swap agreement reduced interest expense which would otherwise have been reported by $134 and $675,respectively. From the inception of the agreement through September 30, 1994, reported interest expense was reduced by $1,218 as a result of the swap agreement. The agreement expires in December 1994. The Company expects interest expense to be $112 higher than would otherwise be reported for the period October 1994 through December 1994. The refinancing discussed in Note 5 to the condensed consolidated financial statements resulted in an increase in the weighted average effective interest rate at September 30, 1994 from 6.25% under prior financing to 6.8%. Based on the amount of debt outstanding at September 30, 1994, the approximate annual increase in interest cost is $719. However, this amount is subject to fluctuations based on changes in interest rates or the various options elected in respect of outstanding borrowings.

Interest and Dividend Income

Interest and dividend income increased $833 and $1,244 for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 primarily due to higher cash balances resulting from investment of the proceeds received from disposition of the Company's cellular properties and business.

Additionaly, upon the debt refinancing of the Telephone Group discussed in footnote 5, the Rural Telephone Bank stock owned by the Telephone Group was converted from Class B to Class C which resulted in dividend income not previously received. Such dividend income was $446 and $1,115 for the three and nine months ended September 30, 1994.

Other Income (Expense)

For the three and nine months ended September 30, 1994 other income sources declined as compared to the same periods in 1993 primarily due to the inclusion of royalty income of $531 in other income for the three months ended September 30, 1993. No such royalties were received for the three months ended September 30, 1994.

Income Taxes

For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in footnote 6 to this quarterly report.

Financial Condition

Cash and temporary cash investments increased primarily due to proceeds of approximately $182,000 received from the sale of the Company's cellular properties and business. Cellular sales proceeds receivable represent escrow reserves and holdbacks from the Cellular disposition.

Investments decreased primarily as a result of a $1,141 refund to the Telephone Group of Rural Telephone Bank stock on the unexpended portion of borrowings related to the refinancing which occurred during the first quarter of 1994 with the National Bank for Cooperatives. Intangible assets decreased primarily as a result of the disposition of the Company's cellular properties and business. Deferrred charges increased primarily as a result of the agreement reached by the Telephone Group in 1993 with the Pennsylvania Public Utility Commission that the Telephone Group will be permitted to recognize only state income taxes actually paid as a cost of service. Accordingly, a regulatory asset has been estblished for taxes expected to be recovered from ratepayers when such taxes are actually paid. Accrued taxes increased primarily as a result of taxes provided on the gain realized on the cellular disposition.

Other current liabilities increased primarily due to higher payables at the Telephone Group resulting from current construction activity which was delayed earlier in the year due to poor weather conditions. Additionally, accrued programming expense at the Cable Group increased as a result of timing of payment. Deferred taxes increased as a result of the realization of deferred tax assets for net operating loss carry forwards utilized to offset the taxable gain on the cellular disposition. Previously, such deferred tax assets were offset against deferred tax liabilities in accordance with Statement of Financial Accounting Standards No. 109. Minority interest decreased as a result of cellular partnership interests which were not wholly owned being disposed of along with other segments of the Company's cellular operations. Other deferred credits increased primarily as a result of regulatory liabilities recorded for adjustments to future revenue requirements. Such adjustments are caused by the provision of deferred taxes on regulatory assets.

Liquidity and Capital Resources
                                    September 30    December 31
                                        1994           1993
                                    ------------    -----------
Cash and Temporary Cash Investments   $230,064     $ 60,182
                                       =======      =======
Working Capital                       $173,401     $ 39,078
                                       =======      =======
Long-Term Debt                        $386,628     $409,293
                                       =======      =======

                                 Nine Months Ended September 30
                                        1994          1993
Net cash provided by             ----------------- ------------
 operating activities                 $ 62,057     $ 52,956
                                       =======      =======

Operating income
 before depreciation
 and amortization                     $ 87,545     $ 85,462
                                       =======      =======
Investment Activities:
Additions to property, plant and
  equipment                           $ 45,199     $ 49,457
Acquisitions                               800        1,689
                                       -------      -------
Total                                 $ 45,999     $ 51,146
                                       =======      =======
The Company's cash and temporary cash investments increased $169,882 over December 31, 1993, primarily due to proceeds received upon disposition of the Company's cellular properties and business of approximately $182,000, offset by a $13,000 reduction in the Cable Group's revolving lines of credit.

Net cash provided by operating activities represented 137.3% and 107.1% of additions to property, plant and equipment for the nine months ended September 30, 1994 and 1993, respectively. Since the nature of the Company's business is capital intensive, management believes that the Company's ability to generate cash in excess of capital additions is a significant factor in providing discretionary resources for acquisitions and other investment opportunities as well as to meet scheduled debt payments.

The Company's liquidity position has been further strengthened as a result of the Telephone Group's prepayment of mortgage notes payable to the United States of America. As discussed in Footnote 5, this debt was replaced with an equal amount of debt with the National Bank for Cooperatives. This refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group.

The Company has adequate resources to meet its short term obligations, including any liability which may arise as a result of the IRS audit referred to in Note 2. Management estimates that the Company will continue to generate cash from operations in order to meet its long-term obligations.

The Company has filed a registration statement with the Securities and Exchange Commission relating to a rights offering of shares of its common stock. C-TEC expects to use the net proceeds from the rights offering, which would be approximately $296 million if the rights are fully exercised, to finance the pending merger with Twin County Trans Video, Inc., to prepay certain indebtedness, to develop full service telecommunications networks, and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry. No assurance can be given that the Company will raise any proceeds from the rights offering.



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

On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay per-view and premium channels were frozen until May 15, 1994. The initial rules, which were in effect until May 15, 1994, permit the retiering and unbundling of services as long as the overall rate per subscriber is not increased. Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark was required to roll back its rates to the systems rates as of September 30, 1992, plus an adjustment for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September
30, 1992. This ten percent reduction represents the competitive differential calculated by the FCC in the initial rate order between the rates charged by competitive and non-competitive cable systems. A system with rates above the benchmark may utilize a cost-of-service showing to justify its rates and avoid the rate reduction.

Equipment charges for basic tier service are also subject to rollback to the level representing the cost of the equipment including a reasonable profit (to be determined by the local franchise authority). In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed.

On February 22, 1994, the FCC adopted revised regulations that became effective on May 15, 1994. Regulated cable rates that are in place after May 15, 1994 will be evaluated under the new rules. Rates in effect before that date will be evaluated using the FCC's initial rules described above. These revised regulations will require cable operators to reduce their September 30, 1992 regulated rates to a new benchmark based on the FCC's revised calculation of a 17 percent competitive differential. Adjustments to the competitive differential may be made for (1) inflation occurring between October 1, 1992 and September 30, 1993; (2) changes in external costs that have occurred since the system became subject to initial regulation at either the local or federal level; or February 28, 1994, whichever date is earliest and
(3) changes that have resulted from the addition or deletion of programming channels to regulated tiers since September 30, 1992.

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

In November, 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the Act. The Company believes that it is in full compliance with the original Act. However, in February 1994 the FCC issued new guidelines, which became effective May 1994, for consideration of a la carte packages, indicating a more stringent approach. The Company has responded to the letters of inquiry; however, to date, there has been no response from the FCC.

The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 49% of the Company's municipalities have filed to regulate basic cable service rates with 34% of these municipalities currently certified to regulate basic rates. The Company has been challenged on it's existing regulated rate structure by sixty eight communities in Michigan and is involved in ongoing negotiations with these communities. The September 30, 1994 financial statements include an accrual of $471 for the estimated amount of subscriber refunds in settlement of the challenges by these communities. The amount represents a reduction of the limited basic rate by 30 cents per month for each subscriber from September 30,1994 back to the date of initial regulation. The proposed settlement also freezes basic rates going forward until March 31, 1995. This proposed settlement with the Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. In addition, the Company has filed the revised benchmark forms and cost-of-service justifications with all the Michigan communities which are certified to regulate basic rates. Although the Company believes that the proposed settlement is probable, in the event that it is not, the Company can succeed in preserving its rates if (1) the a la carte channels are deemed to be unregulated, either by the FCC or in court, (2) the cost-of-service justifications are upheld, either by the FCC or in court, or (3) the benchmark rate calculations are defeated in court.

The Company's remaining regulated cable systems in New York and New Jersey are regulated at the state level. In August 1994 the State of New Jersey Board of Public Utilities (the "Board") ruled on the Company's rates which were in effect prior to May 15, 1994. The Board approved the basic rate and ruled that the Company's a la carte package should not be considered a regulated tier. The Board did, however, order a two dollar reduction in the rate charged for converter rental. The refund liability of $475 back to September 1, 1993 has been accrued as of the September 30, 1994 financial statements. Additionally, the Company has changed its rate for converter rental for future periods to reflect the Board's decision. The State of New York is in the process of reviewing the Company's rates prior to May 15, 1994. The Company has filed the revised benchmark forms for these states as required and the regulated cable rates after May 15, 1994 are below the benchmarks, exluding a la carte channels. The State of New Jersey has again challenged the Company's rate structure including a la carte services under the revised regulations. The rate structure in the State of New Jersey has not changed since September 1, 1993 and therefore the Company believes that it has minimal exposure as a result of this second challenge. The Company continues to believe that its New York system is in compliance with the Act and therefore will succeed in preserving their rates if (1) the a la carte channels are deemed to be unregulated as in New Jersey, either by the FCC or in court, or (2) the benchmark rate calculations are defeated in court.

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




                     PART II - OTHER INFORMATION

Item 5.    Other Information

On July 1, 1994 the Company filed a registration statement with the Securities and Exchange Commission relating to a rights offering of shares of its Common Stock. On November 10, 1994 the registration statement became effective.

The Company has offered to sell 14,858,634 shares of its Common Stock pursuant to the rights offering.

The Company has distributed transferable subscription rights to holders of shares of its Common Stock and Class B Common Stock to subscribe for and purchase shares of its Common Stock for a price of $20.00 per share. Shareholders of record at the close of business on November 10, 1994, were entitled to nine rights for every ten shares of Common Stock or Class B
Common Stock held. Rights holders may purchase one share of Common Stock for each right held. Each right also carries the right to "oversubscribe" at the subscription price for shares of Common Stock that are not otherwise purchased pursuant to the exercise of rights. The rights will be evidenced by transferable certificates and will expire at 5:00 p.m., New York City time, on December 1, 1994. The rights are expected to trade on The NASDAQ Stock Market's National Market under the symbol "CTEXR."

RCN Corporation, which owns approximately 34.5 percent of the aggregate number of outstanding shares of Common Stock and Class B Common Stock of the Company, has indicated that it intends to exercise all of the rights it receives in respect of the shares it holds and that it intends to oversubscribe for 2,500,000 additional shares of Common Stock.

C-TEC expects to use the net proceeds from the rights offering, which would be approximately $296 million if the rights are fully exercised, to finance the pending merger with Twin County Trans Video, Inc., to prepay certain indebtedness, to develop full service telecommunications networks, and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry. No assurance can be given that the Company will raise any proceeds from the rights offering.

Item 6.  Exhibits and Reports on Form 8-K

Item 6 (a).  Exhibits

             Exhibit 27          Financial Data Schedule

Item 6 (b).  Reports on Form 8-K

On July 5, 1994, the Company filed a Form 8-K to announce the filing of a registration statement pursuant to a stock rights offering, as further discussed in Item 5 above.

On September 26, 1994, the Company filed a Form 8-K to announce the completion of the sale of its cellular properties and business. This Form 8-K included an unaudited pro forma balance sheet as of June 30, 1994 and unaudited pro forma statements of operations for the year ended December 31, 1993 and for the six months ended June 30, 1994. On October 27, 1994, the Company filed a Form 8-K to announce a significant probable acquisition of Twin County
Trans Video, Inc.  The Company filed an amended Form 8-K on November 10,
1994. This Form 8-K included audited financial statements of Twin County as of and for the years ended October, 31, 1993 and 1992 and unaudited interim financial statements of Twin County as of and for the nine months ended July 31, 1994. This Form 8-K also included an unaudited pro forma balance sheet as of June 30, 1994 and unaudited pro forma statements of operations for the year ended December 31, 1993 and for the six months ended June 30, 1994 of C-TEC Corporation taking into consideration the prior sale of C-TEC Corporation's cellular business and the pending acquisition of Twin County.





                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C-TEC CORPORATION





DATE: November 14, 1994                 /s/ Bruce C. Godfrey
                                        Bruce C. Godfrey
                                        Executive Vice President
                                        Chief Financial Officer