Form 10-K405/A
period 1993-12-31
C TEC CORP
filed 1994-11-28
CIK 310433

FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


THE SOLE PURPOSE OF THIS AMENDMENT IS TO CORRECT A TECHNICAL
FORMATTING PROBLEM

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
Name               March 1, 1994           Other Positions Held
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


9.   Common Shareholders' Equity


      a.   Common Stock


           Common shareholders' equity at December 31, 1993 and 1992 is as follows:

                                        Number of
                                    Shares Outstanding
                                    ------------------
Common Shareholders' Equity          1993         1992         1993    1992
- ---------------------------          ----         ----         ----    ----
Common Stock, $1 par value,
  authorized 35,000,000
  shares, issued 8,137,865 in
  1993 and 8,134,964 in 1992       7,962,266    7,959,365    $ 8,138  $ 8,135
Class B Stock, $1 par value,
  authorized 8,753,203 shares,
  issued 8,749,570 in 1993
  and 8,752,471 in 1992            8,547,327    8,524,228    $ 8,749  $ 8,752
                                  ----------   ----------    -------  -------
Total Common Stock                16,509,593   16,483,593     16,887   16,887


Additional Paid-in Capital                                    20,635   21,227
Retained Earnings                                             28,129   34,778
Treasury Stock at cost,
  175,599 shares of Common Stock
  and 202,243 shares of Class B
  Stock in 1993; 175,599 shares
  of Common Stock and 228,243
  shares of Class B Stock in 1992                             (5,288)  (6,068)
                                                              ------   ------
Total common shareholders'equity                             $60,363  $66,824


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


       Costs (credits) associated with SARs were $132, ($152), and ($38) in 1993, 1992 and 1991, respectively.


       Transactions involving the Plan are summarized as follows:

Option Shares                          1993       1992        1991
- -------------                          ----       ----        ----
Outstanding, January 1               26,000      29,000     50,000
Granted                                   0           0          0
Cancelled                                 0           0     (3,000)
Exercised (at $7.20)                (26,000)     (3,000)   (18,000)
                                    -------      ------    -------
Outstanding, December 31                  0      26,000     29,000
   (at $7.20)
                                    -------      ------    -------
Exercisable, December 31                  0      26,000      9,000
                                    -------      ------    -------
Stock Appreciation Rights
                                    -------      ------    -------
Outstanding, January 1               52,000      58,000    100,000
Granted                                   0           0          0
Cancelled                                 0           0     (6,000)
Exercised                           (52,000)     (6,000)   (36,000)
                                    -------      ------    -------
Outstanding, December 31                  0      52,000     58,000
   (at $8.00)
                                    -------      ------    -------
Exercisable, December 31                  0      52,000     18,000
                                    -------      ------    -------

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

December 31,                              1993       1992
- ------------                              ----       ----
Plan assets at fair value                $54,660    $45,834
                                         -------    -------
Actuarial present value of
benefit obligations:
   Accumulated benefit obligation:
      Vested                              27,937     26,222
      Nonvested                            1,043        895
                                         -------    -------
         Total                            28,980     27,117
Effect of increases in
compensation                               7,416      7,133
                                         -------    -------
Plan assets in excess of projected
   benefit obligation                     18,264     11,584
Unrecognized transition asset             (5,540)    (6,094)
Unrecognized prior service cost            1,476      1,677
Unrecognized net gain                    (11,216)    (4,315)
                                         -------    -------
Prepaid pension cost                     $ 2,984    $ 2,852
                                         -------    -------

       Prepaid pension cost is included in deferred charges on the accompanying consolidated balance sheets.


       The following assumptions were used in the determination of the projected benefit obligation and net periodic pension credit:


December 31,                                  1993       1992      1991
- ------------                                  ----       ----      ----
Discount rate                                 7.0%       7.0%      7.25%
Expected long-term rate of
  return on plan assets                       8.0%       8.0%      8.0%
Long-term rate of compensation
  increases                                   6.0%       6.0%      6.5%


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
[CAPTION]
                                                       Cable    Communications
                                      Telephone     Television     Services
                                      ---------     ----------   ------------
1993
- ----
Sales                                   $125,293       $93,550        $18,895
Operating income (loss) before
 depreciation and amortization            72,465        44,328           (649)
Depreciation and amortization             22,752        41,709            379
Operating income (loss)                   49,713         2,619         (1,028)
Interest income
Interest expense
Gain on sale of marketable
  equity securities
Other income, net
Income before income taxes
Additions to property, plant
  and equipment                          $37,384       $14,935         $1,025
Identifiable assets                     $299,941      $182,504         $6,560


1992
- ----
Sales                                   $123,039       $85,299        $14,015
Operating income (loss) before
 depreciation and amortization            72,285        40,937           (891)
Depreciation and amortization             20,606        40,708            212
Operating income (loss)                   51,679           229         (1,103)
Interest income
Interest expense
Gain on sale of marketable
  equity securities
Other income, net
Income before income taxes
Additions to property, plant
  and equipment                         $ 28,190      $ 17,263           $123
Identifiable assets                     $289,544      $209,190         $5,259


1991
- ----
Sales                                   $119,310       $76,128        $14,325
Operating income (loss) before
 depreciation and amortization            67,057        35,401         (3,287)
Depreciation and amortization             23,346        39,862            203
Operating income (loss)                   43,711        (4,461)        (3,490)
Interest income
Interest expense
Other income, net
Loss before income taxes
Additions to property, plant
  and equipment                          $39,684       $11,159            $96
Identifiable assets                     $271,899      $232,393         $7,516


                                    Mobile     Long     Parent
                                  Services   Distance  and Other Consolidated
                                  --------   --------  --------- ------------
1993
- ----
Sales                              $24,810     $21,383       $56    $283,987
Operating income (loss) before
 depreciation and amortization       5,590      (3,232)  (10,858)    107,644
Depreciation and amortization        7,134         426       703      73,103
Operating income (loss)             (1,544)     (3,658)  (11,561)     34,541
Interest income                                                        1,609
Interest expense                                                      34,204
Gain on sale of marketable
  equity securities                                                    1,988
Other income, net                                                      1,408
Income before income taxes                                             5,342
Additions to property, plant
  and equipment                     $3,728        $975    $1,095     $59,142
Identifiable assets                $60,766      $4,627   $25,166-*  $579,564


1992
- ----
Sales                              $18,687     $15,445       $79    $256,564
Operating income (loss) before
 depreciation and amortization       3,552      (1,163)   (9,350)    105,370
Depreciation and amortization       12,588         349       826      75,289
Operating income (loss)             (9,036)     (1,512)  (10,176)     30,081
Interest income                                                        2,178
Interest expense                                                      37,321
Gain on sale of marketable
  equity securities                                                    6,074
Other income, net                                                        291
Income before income taxes                                            $1,303
Additions to property, plant
  and equipment                     $3,584        $195    $1,852     $51,207
Identifiable assets                $63,372      $3,887   $15,114-*  $586,366


1991
- ----
Sales                              $13,993      $9,062        $-    $232,818
Operating income (loss) before
 depreciation and amortization       1,442        (888)   (9,987)     89,738
Depreciation and amortization       13,405         428       901      78,145
Operating income (loss)            (11,963)     (1,316)  (10,888)     11,593
Interest income                                                        1,801
Interest expense                                                      37,472
Other income, net                                                        685
Loss before income taxes                                            $(23,393)
Additions to property, plant
  and equipment                     $3,963        $106       $42     $55,050
Identifiable assets                $71,745      $1,926   $10,521-*  $596,000

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


1992
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

/s/ Coopers & Lybrand
- --------------------------
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1994



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
                                                 =======    =======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                SCHEDULE V
                       C-TEC CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                              BALANCE AT       ADDITIONS
                                             THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
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


CLASSIFICATION                                  RETIREMENTS     ACQUISITIONS
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
                                                 =======           =======


                                                                  BALANCE AT
                                                 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
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



                       C-TEC CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (THOUSANDS OF DOLLARS)

                                               BALANCE AT      ADDITIONS
                                             THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
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

CLASSIFICATION                                   RETIREMENTS    ACQUISITIONS
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
                                                 =======           =======


                                                                  BALANCE AT
                                                 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
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



                       C-TEC CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (THOUSANDS OF DOLLARS)

                                              BALANCE AT      ADDITIONS
                                             THE BEGINNING     AT COST (A)
CLASSIFICATION                                OF PERIOD       (NOTES 1 & 2)
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
                                                 =======           =======

                                                                ACQUISITIONS
CLASSIFICATION                                  RETIREMENTS       (NOTE 3)
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
                                                 =======           =======

                                                                  BALANCE AT
                                                 OTHER CHARGES      THE END
CLASSIFICATION                                    AND CREDITS      OF PERIOD
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

                    C-TEC CORPORATION AND SUBSIDIARIES
                           SHORT TERM BORROWINGS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                     (NOTE 1)               (NOTE 1)             (NOTE 1)
                      BALANCE         WEIGHTED       MAX AMOUNT          AVERAGE AMOUNT        WEIGHTED AVG
                      AT END          AVERAGE       OUTSTANDING           OUTSTANDING         INTEREST RATE
 DESCRIPTION          OF YEAR      INTEREST RATE   DURING THE YEAR       DURING THE YEAR      DURING THE YEAR
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