Form 10-K
C TEC CORP
filed 1995-03-31
CIK 310433

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-11053

                              C-TEC CORPORATION
            (Exact name of registrant as specified in its charter)
     Pennsylvania                                23-2093008
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

105 Carnegie Center, Princeton, New Jersey         08540-6215
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code:    609-734-3700
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

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at
February 28, 1995:      18,953,597   Common Stock
                         8,491,570   Class B Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1995 computed by reference to closing price as reported by NASDAQ for Common Stock ($23.625 per share) and to the bid price as reported for Class B Common Stock ($23 per share), is as follows:
                       251,851,690   Common Stock
                        77,419,242   Class B Common Stock

                       Documents Incorporated by Reference

1. Proxy Statement for 1995 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.



                                    PART  I
Item 1.    Business.
                                  The Company

     C-TEC Corporation was organized in 1979. It is incorporated under the laws of the Commonwealth of Pennsylvania and has its principal office in Wilkes-Barre, Pennsylvania. C-TEC is a holding company with wholly-owned subsidiaries, which are engaged in various aspects of the communications industry and which are organized into four principal groups - Telephone, Cable Television, Communications Services, and Long Distance. Effective in 1994, the Company discontinued its Mobile Services business segment. Through its wholly-owned subsidiaries, C-TEC also has ownership interests of 80% and 43.63% in two cable television subsidiaries; and 53.48% in an alternative access telephone service provider.

                                  Operations
Telephone

     The Telephone Group consists of a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. As of December 31, 1994, the Telephone Group provided service to approximately 219,000 main access lines. Of these 171,000 are residential and 48,000 primarily relate to business. This Group's operating territory is rural, containing only 38.8 access lines per square mile as compared to a Pennsylvania average of 151.0 lines per square mile. The Group's 79 central offices serve an average of 2,772 lines and 65 square miles.

     In addition to providing local telephone service, this Group provides network access and long distance services to interexchange carriers. This Group also has other revenues which are considered non-regulated and primarily relate to telecommunications equipment sales and services and billing/collection services for interexchange long distance carriers.

     During 1994, with the introduction of epix, Internet Access Services, the Telephone Group has become a competitive provider of information services. In addition to its own customers, the Group is currently marketing epix to other telephone companies as a turnkey package. Other new product offerings, such as distance learning systems, which were a key to getting the Telephone Group's video conferencing business off the ground, have resulted in additional sales. This coupled with a select dealership with the largest manufacturer of video conferencing systems and the ability to provide equipment and video bridging services, provides this Group with a significant competitive advantage.

     The Telephone Group expects these type of services, supported by the existing 100% digital network, to offer customers services not readily found within the operating territory. Most importantly, this group can provide new revenue sources which are not dependent upon or subject to regulatory approval.

     Based on the fact that the Telephone Group's operating territory is primarily rural, competition focuses on telecommunications equipment sales and services. This revenue source is not a significant portion of the Group's business.

     Intralata toll bypass and alternative local access telephone service providers are potential competitive threats, although no significant competition has occurred to date. Intralata toll and access revenue comprise a significant portion of the Group's business.

     On February 24, 1995, the Telephone Group signed a letter of intent for the acquisition of the stock of Buffalo Valley Telephone Company. The transaction is expected to close during the third quarter of 1995. Buffalo Valley Telephone Company provides local telephone service to approximately 17,300 access lines in Union, Northumberland and Snyder counties in central Pennsylvania.




Cable

     The Cable Group is a cable television operator with cable television systems located in the States of New York, New Jersey, Michigan, and Delaware. The Group owns and operates cable television systems serving 236,000 customers and manages cable television systems with an additional 37,000 customers, ranking it in the top 30 of U.S. multiple system operators. Most customers are served by advanced hybrid fiber/coaxial networks, offering expanded band width and a platform for two-way services. On September 23, 1994 the Cable Group entered into a Merger Agreement with a Pennsylvania cable television provider, Twin County Trans Video, Inc., which provides cable television service to approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. On January 31, 1995, the Cable Group purchased the assets of Higgins Lake Cable, Inc., which provides cable television service to approximately 3,200 subscribers in northen Michigan. For further information on these acquisitions, see Note 20 to the 1995 consolidated financial statements.

     During 1993 and 1994, the Cable Group restructured rates and channel offerings to comply with the basic rate regulations and to minimize the impact on revenue of the Cable Television Consumer Protection and Competition Act of 1992 (the "Act"). The future impact of the Act on the Cable Group and the cable television industry is still unclear.

     During 1994, a subsidiary company received a Certificate of Public Convenience from the New York State Public Service Commission which positions it to offer local telephone service to customers in New York State. In preparation for this expansion, a new headed facility was constructed in Carmel, New York. Late in 1994, other subsidiary companies began a similar certification process in two other states and expect to select other states in 1995 in which the regulatory climate permits these types of services.

     The Cable Group's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Group's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1994, the Cable Group completed negotiations with 12 communities resulting in franchise renewals on terms which are acceptable to the Group. The Cable Group has 362 franchises, 94 of which are in the 3 year Federal Communications Commission franchise renewal window at December 31, 1994. No one franchise accounts for more than 10% of the Group's total revenue.

     Competition for the Cable Group's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish and set-top terminal may increase competition in the future.
Two DBS companies have launched their services in 1994. These services are generally available throughout the country, including areas in which the Cable Group operates. In addition, recent changes in federal regulation allow telephone companies to lease their networks to video programmers under the video dial-tone platform. Also, the current regulatory environment appears to be fostering competition in cable television directly by telephone companies, and in telephone by cable companies. Regulation in a competitive environment is still evolving. The Company continues to monitor the progress of regulations affecting the telecommunications industry and continually monitors its business plan to address future competition. It is impossible to quantify at this time the negative impact of these technological and regulatory developments on the cable television industry in general or on the Cable Group in particular.

Communications Services

     The Communications Services Group presently carries out business primarily in the Northeastern United States providing telecommunications-related engineering and technical services. These services are provided out of the headquarters in Wilkes-Barre, Pennsylvania, and regional offices in Pennsylvania, New York, New Jersey and Virginia.

     The services provided by the Group include telephony engineering; system integration; operation and management of telecommunications facilities for large corporate clients, hospitals and universities; and installation of premises distribution systems in large campus environments. In addition, the Communications Services Group sells, installs and maintains private branch exchanges (PBXs) in Pennsylvania and New Jersey. The Group has also expanded its services to include cable and data engineering, and project management of cable/telecommuincations network construction.

     In 1994, the Communications Services Group was selected to provide network planning and vendor selection with an entrepreneurial company establishing telephone service to customers in Columbia, South America. The emergence of a more favorable free trade environment and the privatization of telecommunications in many countries has led to the inclusion in the Communication Services Groups future business strategy the cultivation of more international clients.

     The Group encounters major competition from interexchange carriers, regional bell operating companies, independent telephone companies, system integrators, interconnect companies and small independent consultants. The competition from various sources results in significant downward pressure on the prices and margins for the services the Group provides. The Group's cost effective operations and competitive pricing, flexibility to meet customer requirements, and reputation in the telecommunications industry for quality service have been its primary strengths against the competition.

Long Distance

     The Long Distance Group principally operates in Pennsylvania. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In late 1992, the Long Distance Group entered the Wilkes-Barre/Scranton territory served by Bell Atlantic - Pennsylvania. In late 1993, the Long Distance Group established sales offices in additional markets served by Bell Atlantic - Pennsylvania: Philadelphia, Pittsburgh, Harrisburg and Allentown.

     The Long Distance Group provides facility based services, is a "reseller" of several types of services and employs the network of several long distance providers on a wholesale basis. As a result of market share growth, in 1993 the Group procured its own long distance switch which allows customers to choose the Long Distance Group as their long distance provider and dial the common "1+" to use the service. This switched service enables the Company to provide quality services such as private line services, 800 services, operating services and calling card services at reduced rates.

     Additionally, the Long Distance Group recognized the need for access to AT&T services to sell long distance services to large business customers with multiple locations. In 1992, the Group procured access to AT&T Tariff 12 services through a series of agreements. The AT&T Tariff 12 arrangement is regulated tariff on file with the FCC pursuant to which AT&T services are provided at specified rates.

     The interexchange (long-distance) carrier market is crowded and competitive. Recent industry surveys indicate over 800 interexchange carriers in operation. A key development was the rapid revenue growth by regional and niche oriented companies. Although the top three carriers (AT&T, MCI and Sprint) account for almost 90% of all interexchange carrier revenue, that share may decline as other interexchange carrier revenue grows as a result of increased price pressure and more aggressive marketing by the regional carriers.

     In Pennsylvania, the Long Distance Group has mirrored the overall growth statistics of the regional carriers. Competition for the mid-sized business market has come from other similarly situated carriers rather than the top three. The primary deviation from industry growth trends is seen in the residential market segment in the Telephone Group's operating territories. Here the Long Distance Group has continued to hold the predominant market share. An enhanced product line, exceptional customer service and service plans that are competitively priced yet simple to understand are the Long-Distance Group's primary strengths against competition.

Other Matters

     In December 1994, a subsidiary of the Company received approval of tariffs in Massachusetts to provide new competitive services over full service telecommunications networks. Similar approval is being sought in New York and other states at the present time.

     In September 1994, the Company completed the sale of its cellular properties and business. In December 1994, the Company completed the sale of its telephone answering service operation and signed a letter of intent relative to the disposition of its paging operations. The disposition of the paging business, which operates in northeastern Pennsylvania, is expected to be completed in mid 1995. These businesses constituted the Company's Mobile Services business segment.

     In January 1995, the Company purchased a forty percent equity position in Megacable, S.A. De CV, Mexico's second largest cable television operator, currently serving over 174,000 subscribers in twelve cities. The Company is exposed to foreign currency translation adjustments resulting from the translation into U.S. dollars of the financial statements of Megacable, which utilize the peso as the local and functional currency.

     Financial information regarding the Registrant's industry segments is set forth in footnote 15 to the consolidated financial statements included herein.

     As of December 31, 1994, the Company had 1,420 full-time employees including general office and administrative personnel.

Item  2.    Properties.

     C-TEC Corporation, the holding company, does not own any physical properties. The Telephone Group owns and maintains in good operating condition switching centers, cables and wires connecting the telephone company and its customers with the switching centers and other telephone instruments and equipment. These properties enable the Telephone Group to provide customers with prompt and reliable telephone service. Substantially all of the properties of the Telephone Group are subject to mortgage liens held by the National Bank for Cooperatives. C-TEC Cable Systems of New York, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of Michigan, Inc. (the "Cable Television Group") own and maintain in good operating condition head-end, distribution and subscriber equipment. These properties enable the Cable Television Group to provide customers with state-of-the-art, reliable cable television service. Also, SRHC Inc. owns buildings in Wilkes-Barre and Dallas, PA.

Item  3.    Legal  Proceedings.

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition of the Company.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1994 fiscal year.

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

Executive Officers of the Registrant, continued

                    Age as of           Office and Date Office Held Since:
   Name          March  1,  1995             Other  Positions  Held


Michael J. Mahoney         44       President and Chief Operating Officer -
                                           C-TEC Corporation (since
                                           February 1994); President and Chief
                                           Operating Officer - Mercom, Inc. an
                                           affiliate of C-TEC Corporation (since
                                           February 1994); Executive Vice
                                           President - Cable Television Group
                                           (June 1991 - February 1994);
                                           Executive Vice President of Mercom,
                                           Inc., (December 17, 1991 - February
                                           1994); Chief Operating Officer -
                                           Harron Communications Corp. (April
                                           1983 -December 1990).

Bruce C. Godfrey           39       Executive Vice President and Chief
                                           Financial Officer - C-TEC Corporation
                                           (since April 1994); Executive Vice
                                           President and Chief Financial
                                           Officer - Mercom, Inc. (Since April
                                           1994) Senior Vice President and
                                           Principal-Daniels & Associates
                                           (January 1984 - April 1994).

Raymond B. Ostroski        40       Executive Vice President and General Counsel
                                           C-Tec Corporation (since February
                                           1995); Corporate Secretary-C-Tec
                                           Corporation (since October 1989);
                                           Executive Vice President and General
                                           Counsel - Mercom, Inc. (since

Executive Officers of the Registrant, continued

                      Age as of       Office and Date Office Held Since:

   Name          March  1,  1995             Other  Positions  Held

                                             February 1995); Vice President
                                             and General Counsel - C-TEC
                                             Corporation (December 1990 -
                                             February 1995); Vice President
                                             and General Counsel - Mercom, Inc.
                                             (December 1991 - February 1995);
                                             Corporate Secretary - Mercom, Inc.
                                             (December 1991 - December 1994);
                                             Corporate Counsel-C-TEC Corporation
                                             (August 1988 - December 1990);
                                             Assistant Corporate Secretary -
                                             C-TEC Corporation (April 1986 -
                                             October 1989); Associate Counsel -
                                             C-TEC Corporation (August 1985 -
                                             August 1988).

Mark Haverkate             40       Executive Vice President of Development -
                                             C-TEC Corporation (since February
                                             1995); Executive Vice President of
                                             Development - Mercom, Inc. (since
                                             February 1995) Vice President of
                                             Development - C-TEC Corporation
                                             (December 1993 - February 1995);
                                             Vice President of Development -
                                             Mercom, Inc. (December 1993 -
                                             February 1995); Vice President
                                             Cable Television Group (October
                                             1989 - December 1993); Director of
                                             Acquisitions and Development (July
                                             1988 - October 1989); Corporate
                                             Marketing Manager - Cable
                                             Television Group (May 1987 - July
                                             1988).

William A. Dorgan          57       Executive Vice President and Chief
                                             Administrative Officer - C-TEC
                                             Corporation (since March 1995);
                                             Manager - Division Human
                                             Resources - General Electric Co.
                                             (December 1979 - January 1994)

Kevin M. O'Hare            34       Executive Vice President - Long Distance
                                             Group (since March 1995); Network
                                             Engineering Director - ACC Long
                                             Distance Corp. (February 1994 -
                                             March 1995); General Manager - The
                                             Seneca Gorham Telephone Corp.
                                             (December 1992 - February 1994);
                                             General Manager - The AuSable
                                             Valley Telephone Company, an
                                             affiliate of Rochester Telephone
                                             Corp. (February 1990 - February
                                             1994); Sales/Marketing Manager -
                                             New York Region, Rochester
                                             Telephone Corp. (February 1988 -
                                             February 1990).

Paul  W. Mazza             50       Executive Vice President - Telephone Group
                                             (since December 1990); Executive
                                             Vice President - Cable Television
                                             Group (September 1981 - December
                                             1990); Executive Vice President -
                                             Mobile Services Group (February
                                             1986 - July 1988).

Robin R. Troop             38       Executive Vice President C-TEC Corporation
                                             (since January 1995); Vice
                                             President and General Manager -
                                             Cable Group (September  1991 -
                                             January 1995); Regional General
                                             Manager - Harron Communications
                                             Corp. (March 1987 - September
                                             1991).

Stephen J. Rabbitt         46       Executive Vice President - Cable Television
                                             Group (since August 1994);
                                             Executive Vice President - Mercom,
                                             Inc. (since August 1994); Senior
                                             Vice President - Crown Media, Inc.
                                             (November 1992 - August 1994); Fund
                                             Vice President - Jones Intercable,
                                             Inc. (January 1989 - November
                                             1992).

   Name          March  1,  1995             Other  Positions  Held

Michael A. Adams           37       Executive Vice President - Communications
                                             Services Group (since September
                                             1994);Vice President of Technology
                                             (November 1993 - September 1994);
                                             Vice President of Engineering - RCN
                                             Corporation (September 1992 -
                                             October 1993); Vice President -
                                             McCourt Communications Co., Inc.
                                             (June 1992 - October 1993);
                                             Vice President of Business
                                             Development - McCourt/Kiewit
                                             International (May 1991 - June
                                             1992); Managing Director - McCourt
                                             Cable & Communications,
                                             Ltd. (October 1990 - June 1992);
                                             Director of Operations -
                                             MFS/McCourt (January 1990 - October
                                             1990); Vice President of
                                             Engineering - McCourt Cable
                                             Systems, Inc. (June 1982 - January
                                             1990).

Malcolm M. Burnside        50       Vice President, Regulatory and Public
                                             Affairs (since April 1994); Vice
                                             President, Regulatory and Public
                                             Affairs - Telephone Group
                                             (November 1984 - April 1994).

John D. Filipowicz         36       Vice President and Assistant General Counsel
                                             - CTEC Corporation (since February
                                             1995); Assistant Corporate
                                             Secretary - CTEC Corporation (since
                                             December 1994); Corporate Secretary
                                             - Mercom, Inc. (since December
                                             1994) Corporate Counsel - CTEC
                                             Corporation (August 1991 - February
                                             1995); Associate Counsel - CTEC
                                             Corporation (August 1988- August
                                             1991).

Ralph S. Hromisin          34       Vice President and Corporate Controller
                                             - CTEC Corporation (since August
                                             1994); Director of Corporate
                                             Accounting - CTEC Corporation
                                             (March 1992 - August 1994);
                                             Various positions, most recently
                                             Audit Manager, Parente, Randolph,
                                             Orlando, Carey & Associates,CPAs
                                             (November 1982 - March 1992).

Timothy J. Stoklosa       34        Treasurer - C-TEC Corporation (since August
                                             1994); Manager of Mergers and
                                             Acquisitions - Peter Kiewit Sons',
                                             Inc. (October 1991 -August 1994);
                                             Senior Financial Analyst of
                                             Corporate Development -Citizens
                                             Utilities Co. (February 1990 -
                                             October 1991); Assistant Vice
                                             President - CH Financial, Inc.
                                             (January 1988 - February 1990);
                                             Consultant - Deloitte Haskins &
                                             Sells (September 1984 -January
                                             1988).

                                   PART  II

Item  5.    Market  for  the  Registrant's  Common  Stock  and  Related
              Stockholders

     There were approximately 2,198 holders of Registrant's Common Stock and 901 holders of Registrant's Class B Common Stock on February 28, 1995. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 17 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

Item  9.    Disagreements  on  Accounting  and  Financial  Disclosure.

     During the two years preceding December 31, 1994, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.


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

                                   PART  IV

Item  14.   Exhibits,  Financial  Statement  Schedules  and  Report  on  Form
              8-K.

     (a)(1)  Financial  Statements:
               Description
     Selected Financial Data
     Management's Discussion and Analysis of
       Financial Condition and Results of Operations
     Consolidated Statements of Operations
       for Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows
       for Years Ended December 31, 1994, 1993 and 1992
     Consolidated Balance Sheets -
       December 31, 1994 and 1993
     Consolidated Statements of Common Shareholders'
       Equity for Years Ended December 31, 1994,
       1993 and 1992
     Notes to Consolidated Financial Statements
     Report of Independent Accountants

     (a)(2)  Financial Statement Schedules:
               Description

Condensed Financial Information of
Registrant for the Years Ended December 31,
1994, 1993 and 1992 (Schedule I)

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1994, 1993 and
1992 (Schedule II)

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

        (3)  Articles  of  Incorporation  and  By-laws

              (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991*

              (b) By-laws of Registrant, as amended through October 28, 1993 are incorporated herein by reference to Exhibit 3(b) to the Company's annual report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11053).

              (c)  Amendments to By-laws of Registrant (Article I Section 1 and
                   Article II Section 4) dated as of December 13, 1994*

        (4) Instruments Defining the Rights of Security Holders, Including Indentures

              (a) Senior Secured Note Purchase Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC, and various purchasers of the Senior Secured Notes is incorporated herein by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-110-53).

              (b) Revolving Secured Credit Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC and a group of commercial banks is incorporated herein by reference to Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-110-53).

              (c) Amendment to 9.65% Senior Secured Note Purchase Agreement is incorporated herein by reference to Exhibit 4(q) to the Company's report on Form 10-Q for the quarter ended September 30, 1993, (Commission File No. 0-11053).

              (d) Amendment to Credit Agreement dated as of July 31, 1989 is incorporated herein by reference to Exhibit 4(r) to the Company's report on Form 10-Q for the quarter ended September 30, 1993, (Commission File No. 0-11053).

              (e) Loan Agreement dated as of March 29, 1994, made by and between Commonwealth Telephone Company and the National Bank for Cooperatives is incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

        (10) Material Contracts

              (a) C-TEC Corporation, 1994 Stock Option Plan is incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

              (b) C-TEC Corporation, Common-Wealth Builder Employee Savings Plan is incorporated herein by reference to Exhibit
                   28(b) to Form S-8 Registration Statements (as amended) of Registrant filed with the Commission, Registration
                   No. 2-98306 and 33-13066.

              (c) Performance Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986, (Commission File No. 0-11053).

        (11) Computation of Per Share Earnings*

        (21) Subsidiaries of the Registrant*

                   Subsidiaries of Registrant as of December 31, 1994.

        (23) Consent of Independent Accountants*

        (24) Directors' Powers of Attorney*

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

     (b)  Report on Form 8-K

                   No report on Form 8-K has been filed by Registrant during the last quarter of the period covered by this report on Form 10-K. On February 8, 1995, the Registrant filed a Form 8-K for the acquisition for $84 million in cash of a forty percent interest in Megacable, S.A. De CV, Mexico's second largest cable operator.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               C-TEC CORPORATION

                                                 \s\ David C. McCourt
                                               ----------------------
Date:  March 30, 1995                          By  David C. McCourt,
                                                   Chairman and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      Signature



   \s\ David C. McCourt
       David C. McCourt                 Chairman and
                                        Chief Executive Officer   March 30, 1995


   \s\ Michael J. Mahoney
       Michael J. Mahoney               President and             March 30, 1995
                                        Chief Operating Officer




   \s\ Bruce C. Godfrey

       Bruce C. Godfrey             Executive Vice President      March 30, 1995
                                      and Chief Financial Officer


   \s\ Ralph S. Hromisin            Vice President                March 30, 1995
       Ralph S. Hromisin              and Corporate Controller





DIRECTORS:


   \s\ David C. McCourt                                           March 30, 1995
       David C. McCourt


   \s\ James Q. Crowe
       James Q. Crowe                                             March 30, 1995


   \s\ Walter E. Scott, Jr.
       Walter E. Scott, Jr.                                       March 30, 1995



   \s\ Richard R. Jaros                                           March 30, 1995
       Richard R. Jaros



   \s\ Robert E. Julian                                           March 30, 1995
       Robert E. Julian



   \s\ Thomas C. Stortz                                           March 30, 1995
       Thomas C. Stortz



   \s\ David C. Mitchell                                          March 30, 1995
       David C. Mitchell



   \s\ Frank M. Henry                                             March 30, 1995
       Frank M. Henry

    \s\ Daniel E. Knowles                                         March 30, 1995
        Daniel E. Knowles



    \s\ Eugene Roth, Esquire                                      March 30, 1995
        Eugene Roth, Esquire


    \s\ Stuart E. Graham                                          March 30, 1995
        Stuart E. Graham




                                Form  10-K
                            Index  to  Exhibits

Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.

The following exhibits are being filed herewith.

Exhibit No.

(3)  Articles of Incorporation and By-laws
      (a) Articles of Incorporation of Registrant as amended and restated
          April 24, 1986 and as further amended on November 25, 1991
      (c) Amendments to By-laws of Registrant (Article I, Section 1 and Article II, Section 4) dated as of December 13, 1994.

(11) Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Independent Accountants

(24) Directors' Powers of Attorney

C-TEC  Corporation  and  Subsidiaries

Selected  Financial  Data


_____________________________________________________________________________
For the Years Ended
December 31,             1994      1993*      1992*      1991*      1990*
_____________________________________________________________________________
              (Thousands of Dollars Except Per Share Amounts)

Sales                $268,884  $251,428   $231,263   $215,248   $188,976

Income (loss)
  from continuing
  operations         $  2,827  $ (3,788)  $  4,568   $(10,804)  $ (6,434)

Income (loss) per
  average common
  share from
  continuing
  operations         $    .17  $   (.23)  $   (.27)  $   (.66)  $   (.39)
Dividends per
 share**             $      -  $      -   $      -   $      -   $      -

Total assets         $792,525  $579,564   $586,366   $596,000   $580,429
Long-term debt,
  net of current
  maturities         $273,376  $409,293   $421,780   $432,482   $364,970

 * Operating results have been restated to reflect a disposition accounted for as discontinued operations and for certain reporting format changes to conform with the 1994 reporting format.

** Based on average shares of Common Stock and Class B Common Stock.

Management's Discussion and Analysis of Results of Operations
 and Financial  Condition
    (Thousands of dollars, except per share amounts)

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

The Company

     C-TEC Corporation ("the Company") is a diversified telecommunications company. The Company is organized into four principal operating groups:
Telephone, Cable Television, Communications Services, and Long-Distance Telephone Service. The Company discontinued its Mobile Services line of business in 1994.

Operations - 1994 vs 1993

     The Company recorded income (loss) from continuing operations before extraordinary items and the cumulative effect of accounting principle changes of $2,827, or $.17 per average common share in 1994 as compared to ($3,788), or ($.23) per average common share in 1993.

     Operating results in 1994 were positively impacted by both higher interest and dividend income of $5,402 resulting from investment of the proceeds from the disposition of the Company's Mobile Services line of business in September 1994 and proceeds from the Company's stock rights offering which concluded in December 1994 and by a lower provision for income taxes from continuing operations of $6,900. See "Income Taxes" for a further discussion concerning the decrease in the provision for income taxes in 1994 over 1993. These improvements more than offset the decrease in operating income before nonrecurring charges of $7,491 which was primarily due to higher costs of the Long Distance Group. See the section on Long Distance Group operating results for further discussion concerning these increased costs.

     The Company's net income (loss) was $71,716, or $4.20 per average common share in 1994 and $(6,649), or (.40) per average common share in 1993. The 1994 results were significantly impacted by an extraordinary charge of $6,097 resulting from penalties on the early prepayment of debt of the Telephone Group and the Company and by the gain on the disposal of discontinued Mobile Services operations of $74,768.

Operations - 1993 vs 1992

     The Company's net loss for 1993 was $6,649 or $.40 per average common share as compared to a net loss of $2,061 or $.13 per average common share in 1992. Results for 1993 and 1992 include gains on the sale of marketable equity securities of $1,988 and $6,074, respectively.

     Nonrecurring charges of $5,025 were recorded during 1993 associated with the change in control of the Company in October 1993 from the prior control group to RCN Corporation, a subsidiary of Peter Kiewit Sons', Inc. The charges relate principally to provisions for employee relocation and separation expenditures. These provisions include charges made in anticipation of the relocation of certain key corporate and operating group functions to the Princeton, New Jersey area. The Company is focusing its market strategy in this area and believes that a greater physical presence is

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

crucial to the success of planned business opportunities. Asset write downs were not required and were not included in the provision. The relocation occured in September 1994 and was funded by operations.

     Also negatively impacting 1993 results was the cumulative effect on prior years of required changes in accounting, principally for postretirement benefits other than pensions, of $1,448.

     The Company's 1993 income tax provision from continuing operations was $4,845 higher than in 1992.

     A discussion of operating cash flow (earnings before interest, depreciation, amortization and taxes) by business segment follows:

Telephone Group

     Sales of the Telephone Group increased $4,437, or 3.8% in 1994 over 1993. Interstate access revenues increased approximately $2,000 in 1994 over 1993. These revenues were positively impacted in 1994 by growth in access minutes and retroactive line haul adjustments of approximately $1,700. Intrastate access revenue was approximately $1,000 ahead of 1993 primarily due to growth in access minutes while long distance toll also increased approximately $1,000, primarily due to message growth.

     Sales of the Telephone Group increased $1,119, or 1.0% in 1993 over 1992 primarily due to higher intrastate access revenues resulting from a higher volume of minutes combined with a higher rate per minute. Local network service increased $1,223 or 5.4% over 1992 primarily due to growth of 3.4% in main access lines and to increases in custom calling and Passkey Services.

     In 1994 and 1993, the primary increases in operating expenses, excluding depreciation and amortization, occurred in central office software due to software upgrades. Based on the Telephone Group's network plans, future central office software expenditures are not currently anticipated to remain as high as 1994 and 1993 levels.

Cable Group

     Sales of the Cable Group increased 1.6%, or $1,528, in 1994 over 1993. Basic revenues were $1,691 higher primarily as a result of approximately 9,300 additional subscribers. Launch incentives associated with new channel offerings resulted in additional revenues of $1,150 in 1994 as compared to 1993. These increases were partially offset by lower rental revenue of approximately $1,100 due to a reduction to cost in the rental rate charged for converters and remotes as mandated by the FCC. Additionally, the Cable Group decreased its 1994 revenues by approximately $1,600, related to actual or estimated subscriber refunds in settlement of certain rate regulation challenges. Sales of the Cable Group increased 9.7%, or $8,250, in 1993 over 1992. The primary reason for the 1993 increase was an increase in basic revenue of $6,522 due to approximately 6,000 additional subscribers over 1992; to a rate increase effective in mid-first quarter 1993 in the eastern system; and to the effect of a full year of rate increase implemented in October 1992 in the western system.

     Operating expenses, excluding depreciation and amortization, increased $2,496, or 4.5% in 1994 and $2,308, or 4.4% in 1993. The primary reason for the 1994 increase is due to higher allocated general corporate expense. The allocation to Cable Group was increased to correspond with increased corporate financing costs and management activities associated with potential cable acquisitions, cable rate regulation, and cable business planning. In 1993, higher technical services costs of $1,076 resulted from higher cable and

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

poleline maintenance necessitated by a road widening project in New Jersey, higher vehicle maintenance, and increased overtime due to the severe winter storms. Additionally, higher programming expense of $1,183 resulted from additional subscribers and programming rate increases.

Long Distance Group

     Sales for the Long Distance Group increased $8,608, or 40.3% in 1994 and $5,938, or 38.5% in 1993. Primarily accounting for the 1994 increase are increased penetration in both the business and residential markets which resulted in higher switched services sales of approximately $4,800 as well as increased 800 service. In 1993, sales increased primarily as a result of increased minutes of use due to an increase in customers resulting from an expanded sales force. Additionally, a new line of business, started in 1992, consisting of an AT&T long distance product, procured under an AT&T tariff agreement from another long-distance reseller, which is sold nationwide to large businesses with multiple locations, increased $2,279.

     Operating expenses, excluding depreciation and amortization, increased $17,556 or 78.7% in 1994 and $7,669, or 52.4% in 1993. In 1994, carrier expense increased directly with and as a result of higher switched service and 800 service sales. Sales and marketing salaries expense increased $1,854 due to the opening of four new sales offices in late 1993 and related expansion of the sales force. Advertising expense increased approximately $1,300 due to various promotional and discount campaigns designed to obtain a greater market share and develop name recognition. Additionally, the Long Distance Group recorded accruals of approximately $5,300 related to contract termination and settlement. The Company believes that termination and settlement of certain contracts, primarily for marketing and promotional services, will enhance margins in the future as alternate providers of such services are procured. The primary components of the 1993 increase were carrier expense of $2,046 due to increases in billed minutes, partially offset by a decrease in the average cost per minute; and expenses associated with the AT&T tariff product of $2,065.

     The Long Distance Group implemented a program of controlled growth and cost containment during the second half of 1994. The Group believes that it will ultimately be successful in generating positive operating results; however, in the short-term the Long Distance Group may experience continuing operating losses as it further develops its business.

Communications Services Group

     Sales for the Communications Services Group increased $2,909, or 15.4% and $4,880, or 34.8%, in 1994 and 1993, respectively. The 1994 increase is primarily due to increases in new installations of business systems, a large contract with an investment bank for communications facilities management engineering and technical services and an engineering, integration and management contract with an external cable television service provider. In 1993, the increase was primarily due to two large premise distribution systems contracts.

     Operating expenses, excluding depreciation and amortization, increased $3,413, or 16.4% in 1994 and $4,909, or 30.7%, in 1993. Increases in costs of sales resulting from higher sales volumes are primarily responsible for the increases in operating expenses in both years.

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

The nature of the Communications Services Group's business is inherently risky due to project cost estimates, subcontractor performance and economic conditions. The operating results of the Group are continually subject to fluctuations due to its nonrecurring revenue stream, market conditions, and the effects of competition on margins.

Other

     Allocated corporate overhead decreased approximately $1,100 in 1994 as compared to 1993. The decrease is primarily attributable to lower executive salary and bonus expense as a result of the change in control of the Company in October 1993.

     In 1993, allocated corporate overhead was relatively constant with allocated corporate overhead in 1992.

Depreciation and Amortization

     Depreciation and amortization included in costs and expenses from continuing operations decreased approximately $3,600 or 5.5% in 1994 over 1993. The decrease is primarily due to a significant noncompete agreement of the Cable Group becoming fully amortized in August 1994.

     In 1993, depreciation and amortization increased approximately $3,300, or 5.2% over 1992, primarily due to increases in depreciation expense of $2,147 and $1,001 at the Telephone and Cable Groups, respectively. The increase in depreciation at the Telephone and Cable Groups was due to plant expansion and an increase in the composite depreciation rate of the Telephone Group from 5.76% in 1992 to 6.26% in 1993.

Interest Expense

     In 1994, interest expense was relatively constant with interest expense in 1993. An interest rate swap entered into in October 1992 effectively converted $100,000 of parent company debt from fixed to variable rate. The interest rate swap agreement expired December 1994. For the year ended December 31, 1994 and from the inception of this agreement in October 1992 through December 1994, reported interest expense was $22 lower and $1,106 lower, respectively, as a result of this agreement.

     In 1993, interest expense decreased approximately $3,100, or 8.3% over 1992 primarily due to lower interest rates. The interest rate swap contributed to lower interest expense of approximately $715 at the parent. This represents a decrease of approximately 1% in the effective interest rate on the underlying debt. The interest rate swap agreement reduced interest expense which otherwise would have been reported for 1993 and for the period from inception of this agreement in October 1992 through December 1993 by $900 and $1,084, respectively. Certain parent debt issuance costs were fully amortized in 1992, resulting in lower interest expense of $918 in 1993. Additionally, favorable interest rates and lower average outstanding debt levels at the Cable Group resulted in lower interest expense of $1,364 at the Cable subsidiary in 1993.

     The repayment of $100,000 parent company debt, discussed in Note 8 to accompanying consolidated financial statements, is anticipated to result in a reduction of consolidated annual interest expense of approximately $9,000 in future years. The refinancing of Telephone Group debt discussed in Note 8 resulted in an increase in the weighted average effective interest rate from 6.25% under prior financing to 7.66% at December 31, 1994. However, the

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

refinancing eased certain restictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. Based on the amount of debt outstanding at December 31, 1994, the approximate annual increase in interest cost is $1,810. However, this amount is subject to fluctuations based on changes in interest rates or the various options elected in respect of outstanding borrowings.

Interest and Dividend Income

     Interest and dividend income increased $5,402, or 354.5%, in 1994 and decreased $544, or 26.3%, in 1993. The increase in 1994 is primarily due to higher cash balances during the second half of 1994 as compared to 1993 resulting from the disposition of the Company's cellular properties and business on September 9, 1994, and the Company's stock rights offering, which concluded on December 1, 1994. The decrease in interest income in 1993 as compared to 1992 was primarily due to lower rates.

Other Income (Expense), net

     In 1994, other income, net, declined slightly over 1993 due primarily to lower royalty fees on the sales of cellular software products. This royalty results from an agreement entered into in connection with the Company's disposition of its Information Services Group in 1990.

     During 1993, other income, net, increased over 1992 due in part to increased royalty fees of $425 on the sales of cellular software products.

Income Taxes

     The primary reason for the decrease in the provision for income taxes from continuing operations in 1994 over 1993 was a decrease in the provision for estimated nondeductible expenses. Estimated nondeductible expenses relate primarily to provisions made in anticipation of final resolution of the Company's current IRS examination referred to in Note 16. Management believes that it has adequately provided for taxes related to the settlement of the Company's current IRS examination and so in 1994 has not significantly increased the amount of taxes accrued in prior years in connection with this audit.

     The primary reason for the increased provision for income taxes in 1993 over 1992 was an increase in the provision for estimated nondeductible expenses.

     For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in footnote 13 to the 1994 consolidated financial statements.

Cumulative Effect of Accounting Principle Changes

     Effective January, 1, 1994, the Company was required to adopt Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postretirement Benefits" ("SFAS 112"). SFAS 112 requires accrual of the cost of certain postemployment benefits over employees' service lives. Previously, the cost of these benefits was accounted for on a pay-as-you-go basis. The Company elected immediate recognition of the cumulative effect on prior years of the change in accounting for postemployment benefits of $378, which is net of income tax benefits of $270. The Company continues to fund the cost of these benefits on a pay-as-you-go basis. SFAS 112 is not expected to have a

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

material impact on the Company's financial position or results of operation in the future.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109").

     The Company elected immediate recognition of these standards which, after discontinued operations, resulted in a charge to earnings of $1,448, net of income tax benefits, for accounting changes related to postretirement health care and life insurance benefits and a credit to earnings of $1,657 for accounting changes related to income taxes. The adoption of these standards did not have a material impact on the Company's financial position. SFAS 106 and SFAS 109 are not expected to have a material impact on the Company's financial position or results of operations in the future.

     See Notes 11 and 13 to the Company's 1994 consolidated financial statements for additional information about these accounting changes.

Extraordinary Item

     In March 1994, the Telephone Group prepaid $135 million, in payment of all outstanding debt, to the United States of America through the Rural Electrification Administration, the Rural Telephone Bank and the Federal Financing Bank. The Telephone Group borrowed an equal amount from the National Bank for Cooperatives. The refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. The most restrictive covenants of the new agreement provide that the Telephone Group must maintain a specified debt to cash flow ratio. The transaction resulted in an extraordinary loss of $2,861, or $.17 per average common share, net of income tax benefits of $2,154.

     In December 1994, the Company prepaid its $100 million Senior Secured Notes. The prepayment removed certain restrictions on permitted investments by the Company which thereby facilitates the Company's plan of growth of full service telecommunications networks through acquisitions, joint ventures and similar strategic investments in the telecommunications business. The transaction resulted in an extraordinary loss of $3,236, or $.19 per average common share, net of income tax benefits of $1,742.

Discontinued Operations

     The Company disposed of its cellular properties and business in September 1994 and realized a gain of $74,691, net of income taxes. In December 1994, the Company also disposed of its telephone answering service operations and entered into an agreement for the disposal of its paging business. A gain of $77, net of taxes, was realized on the disposition of the telephone answering service operations and the Company expects to realize a gain on the disposal of its paging operations when the transaction is completed in 1995. The Company expects the transaction to close in July 1995. Since the cellular, telephone answering service and paging operations constituted the Company's Mobile Services business segment, the Company has accounted for these operations and dispositions as discontinued operations.

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

     In 1994, income from discontinued operations was $596, as compared to losses from discontinued operations of $3,070 in 1993 and $6,629 in 1992. The improvement in 1994 was primarily due to lower amortization of approximately $2,000 in 1994 as a result of certain noncompete agreements becoming fully amortized; a charge for the cumulative effect of a change in accounting for income taxes in 1993 of approximately $1,600 and improved earnings before interest, depreciation and amortization and income taxes in 1994 of approximately $1,200. The improvement in 1993 was primarily due to lower amortization as compared to 1992 as a result of several noncompete agreements becoming fully amortized.

Liquidity and Capital Resources

                                                           December 31,
                                                       1994           1993
                                                     --------       --------

Cash and Temporary Cash Investments                  $305,440       $ 60,182
 and Short-term investments                          ========       ========


Working Capital                                      $265,363       $ 39,078
                                                     ========       ========

Long-term Debt (including current maturities)        $282,385       $415,949
                                                     ========       ========

Year Ended December 31,                                 1994           1993
                                                     --------       --------

Net Cash Provided by Operating Activities            $ 55,892       $ 68,781
                                                     ========       ========

Investing Activities:
Additions to property, plant, and equipment          $ 62,938       $ 59,142

Investments and acquisitions                            1,125          2,269
                                                     --------       --------
Total                                                $ 64,063       $ 61,411
                                                     ========       ========

     The Company's liquidity position has improved significantly at December 31, 1994 as compared to December 31, 1993, primarily due to proceeds of approximately $182 million from the sale of cellular operations and net proceeds of approximately $217 million from a rights offering of shares of Common Stock. Shareholders of record at the close of business on November 10, 1994 were entitled to nine rights for every ten shares of Common Stock or Class B Stock held. Rights holders were able to purchase for a price of $20 per share, one share of Common Stock for each right held. There were 10,935,574 shares of Common Stock issued in connection with the rights offering, which concluded on December 1, 1994. These cash inflows were offset primarily by prepayment of $100 million Senior Secured Notes of the Company and related penalties totaling approximately $9 million before income tax benefits, on early prepayment of this debt and certain debt of the Telephone Group. Additionally, the Cable Group reduced the amount outstanding on its revolving line of credit from $24 million at December 31, 1993 to $4 million at December 31, 1994 while the Telephone Group reduced its outstanding debt by approximately $8 million. Capital expenditures exceeded cash generated by operations by approximately $7 million.

     Estimated tax payments, made primarily as a result of the pretax gain of approximately $131 million realized on the Cellular disposition, have caused net cash provided by operating activities to decrease over 1993 and to cover 88.8% of additions to property, plant and equipment in 1994 as compared to

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

116.3% in 1993. Despite this decline, the Company's working capital increased $226,285 and long-term debt decreased $133,564 at December 31, 1994 as compared to December 31, 1993. The Company intends to utilize its available cash balance to finance the pending acquisitions discussed in Note 20 to the accompanying consolidated financial statements, to develop full service networks using certain of the Company's cable television and telephone systems or other platforms such as leased or overbuilt facilities and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry.

     The Company has adequate resources to meet its short-term obligations. Management estimates that the Company will continue to generate cash from operations in order to meet its long-term obligations.

     The Company's liquidity position has been strengthened as a result of the Telephone Group's prepayment of mortgage notes payable to the United States of America. This debt was replaced with an equal amount of debt with the National Bank for Cooperatives. This refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group.

     The Telephone Group is restricted from declaring or paying any dividend or other distribution of assets to the Company during any fiscal year in excess of the amount of the after tax net income of the Telephone Group for the immediately preceding fiscal year.

     The Company has maintained a no cash dividend policy since 1989. Management does not intend to alter this policy in the foreseeable future.

Effects of Inflation

     Management believes that the Company provides its services in a highly efficient manner and thereby limits inflationary impact. Although the Company has controlled its costs, its Telephone and Cable Groups' sales are largely regulated. This regulation causes the effects of inflation to be borne to a great extent by the Company's stockholders. However, the Company's obligation to holders of fixed rate debt are limited to historical amounts and rates. As a result, the negative impact on operations caused by regulation is reduced by the lack of inflationary impact on the Company's fixed rate debt.

Financial Condition

     The Company has strengthened its balance sheet significantly during 1994. As noted in the liquidity section, the cash and working capital position have been strengthened through the proceeds from the rights offering and cellular disposition. Long-term debt was reduced by prepayment of $100 million Senior Secured Notes while the equity position was strengthened through the rights offering and gain on the disposition the cellular business. This resulted in a significant improvement in the debt to equity ratio from 6.89 to 1 in 1993 to .81 to 1 in 1994.

     Accounts receivable have increased due to the timing of receipt by the Telephone Group of a $2,100 payment from a large interexchange carrier and a $2,800 increase in Long Distance Group sales for the month of December 1994 as compared to the month of December 1993.

     Inventory has increased primarily due to equipment ordered for a large university project of the Communications Services Group.

     Current deferred income taxes have increased primarily due to the tax treatment resulting from the anticipated timing of payment of certain accruals of the Long Distance and Telephone Groups at December 31, 1994.

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

     Investments have decreased primarily as a result of the disposition of minority ownership in cellular partnerships in connection with the sale of the cellular business. Additionally, the Telephone Group received a refund of $1,141 for Rural Telephone Bank Stock on the unexpended portion of borrowings related to the refinancing of Telephone Group in the first quarter of 1994. These decreases were partially offset by a deposit of approximately $1,300 by the Cable Group for the acquisition of Twin County Trans Video, Inc., which is expected to close in the second quarter of 1995.

     Intangible assets have decreased primarily due to the disposition of cellular licenses in connection with the sale of the cellular business.

     Deferred charges have increased primarily as a result of the agreement reached by the Telephone Group in 1993 with the Pennsylvania Public Utility Commission that the Telephone Group will be permitted to recognize only state income taxes actually paid as a cost of service. Accordingly, a regulatory asset has been established for taxes expected to be recovered from rate payers when such taxes are actually paid.

     Accounts payable increased primarily due to construction activity at the Telephone Group which was delayed earlier in the year due to poor weather conditions and the timing of payment for Cable Group inventory purchases.

     Accrued expenses increased primarily as a result of certain contract termination expenses of the Long Distance Group. Additional contributing factors include the timing of payment of programming costs and increased revenue base and rates used in determination of franchise fees payable of the Cable Group.

     Accrued taxes increased primarily as a result of taxes provided on the gain realized on the cellular disposition.

     Deferred taxes increased as a result of the realization of deferred tax assets for net operating loss carryforwards utilized to offset the taxable gain on the cellular disposition. Previously, such deferred tax assets were offset against deferred tax liabilities in accordance with Statement of Financial Accounting Standards No. 109.

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

REGULATORY ISSUES
CABLE TELEVISION CONSUMER PROTECTION
AND COMPETITION ACT

     The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed The Cable Television Consumer Protection and Competition Act of 1992 (the "Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the Act requires the Federal Communications Commission (the "FCC") to establish rules to ensure that rates for basic services are

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

     The FCC's initial rules regulating cable television rates were effective September 1, 1993 and the revised rate regulations were effective May 15, 1994. All cable television rates except pay-per-view and premium channels are subject to competitive benchmarks established by the FCC. Under the revised regulation, cable operators' regulated rates generally must be reduced to 83 percent of their September 30, 1992 levels adjusted forward by inflation and permitted external costs. The reduction reflects the 17 percent "competitive differential" between rates of systems that were and systems that were not subject to effective competition on September 30, 1992, based on the results of the FCC's statistical analysis of the data it had collected and evaluated in establishing the initial benchmark rates. Under both the initial and revised scheme of benchmark/price cap regulation, once the cable operator has reached the regulated rate level, its rates remain capped at that level. Future rate adjustments are permitted based on certain external costs incurred by the cable operator, inflation and the cost of adding channels. External costs include programming costs excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements. A system with rates above the benchmarks may utilize a cost-of-service showing to justify its rates and avoid a rate reduction. Equipment charges for basic tier services are also subject to roll back to the level representing the cost of the equipment including a reasonable profit. In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed. The FCC in its revised rate regulation issued additional criteria which addressed whether the manner in which regulated program services were moved to unregulated a la carte services enhanced subscriber choice or were an evasion of the FCC's rate regulation. If the a la carte tier enhanced customer choice and satisfied the criteria established by the FCC, the tier would be considered unregulated.

     Additionally, the FCC issued its going forward rules, effective January 1, 1995. The going forward rules provide an alternative method for adjusting rates to account for channel additions to regulated tiers of service. Operators may continue to pass through the cost of new channels plus a 7.5 percent mark-up. Alternatively, under the new rules, which generally apply only to cable programming service tiers, operators have the option of imposing a $0.20 per channel per month mark-up (limited to $1.20 over the next two years and $1.40 over the next three years) for new channels. In addition, under the new alternative, operators may pass through increases in cable programming service costs (from May 15, 1994 through December 31, 1996) only in an amount not to exceed $0.30 per subscriber per month. Under the new rules, operators also may add unregulated "new product tiers," composed of new channels and/or channels that duplicate existing channels. Operators must choose to make adjustments based on either the new rules or the old rules for all channel additions after May 14, 1994. The Company has not had any channel additions since May 14, 1994 and is in the process of determining which alternative will be selected for future channel additions.

Impact to the Company

     In determining the impact of the initial FCC basic rate benchmark rules on a company's current system revenues, cable companies were permitted, prior to

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

September 1, 1993, to restructure their rates and channel offerings as long as the overall rate per subscriber was not increased. The Company restructured its rates and channel offerings in 1993 and 1994 to comply with rate regulation and minimize the negative impact on revenues.

     The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 48% of the Company's municipalities have filed to regulate basic cable service rates with 34% of these municipalities currently certified to regulate basic rates.

     In November 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company continues to believe it is in full compliance with the original Act. However, on December 30, 1994, the FCC issued a Memorandum Opinion and Order which ordered that C-TEC's a la carte packages in two Michigan communities as they existed on November 17, 1993, are subject to rate regulation as of September 1, 1993, and the channels composing them must be counted by C-TEC as rate regulated channels for purposes of rate justification, as of that date. The order also terminated the remaining 14 inquiries regarding other C-TEC Michigan franchises since these franchises withdrew their complaints and accepted the Company's settlement offer, discussed below. The Company submitted an application for review of the Memorandum Opinion and Order with the FCC on January 30, 1995. The December 31, 1994 financial statements include a charge of $361 for the potential a la carte refund liability.

     The Company has been challenged on it's existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and is involved in ongoing negotiations with these communities. In addition to the $361 charge discussed above, the December 1994 financial statements include a charge of approximately $600 which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $.30 cents per month for each subscriber from December 31, 1994 back to the date of initial regulation. The proposed settlement with the Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 75% of the Company's Michigan subscriber base have accepted the proposed settlement offer. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its restructured rate.

     The Company's remaining cable systems in New York and New Jersey are regulated by the respective state regulatory commissions, since such commissions have certified with the FCC to regulate basic cable service rates on behalf of all communities in those states. In August 1994 the State of New Jersey Board of Public Utilities (the "Board") ruled on the Company's rates which were in effect prior to May 15, 1994. The Board approved the basic rate and ruled that the Company's a la carte package should not be considered a regulated tier. The Board did, however, order a two dollar reduction in the rate charged for converter rental. The 1994 financial statements include a charge of $475 for the refund liability back to September 1, 1993. Additionally, the Company has changed its rate for converter rental for future

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

periods to reflect the Board's decision. The State of New Jersey has again challenged the Company's rate structure including a la carte services under the revised regulations. The rate structure in the State of New Jersey has not changed since September 1, 1993 and therefore the Company believes that it has minimal exposure as a result of this second challenge. The Company continues to believe that its New York system is in compliance with the Act. The Company has filed the revised benchmark forms for these states as required and the regulated cable rates after May 15, 1994 are below the benchmarks, excluding a la carte channels.

     The Company anticipates that certain provisions of the Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

     No assurance can be given at this time that the above matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the cable industry in general or the Company in particular.

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

     During 1993, the Pennsylvania Public Utility Commission ("PPUC"), conducted a review of CTCo's transactions with affiliates, as well as analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this review, CTCo is providing its residential customers touch-tone service free of charge beginning February 1, 1994. The agreement also states that, barring unforeseen regulatory changes, CTCo will not increase basic service rates prior to January 1, 1997. The Company has not increased basic rates since 1978. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993 the Company does not record deferred state income taxes on certain temporary differences. These matters are not expected to have a material effect on the consolidated results of operations or financial condition of the Company.

ENVIRONMENTAL MATTERS

     The Company is not a manufacturer or facilitator of hazardous waste, therefore C-TEC generates minimal hazardous waste. The most significant portion of the Company's environmental exposure comes from batteries and cleaning fluids which are removed by licensed chemical transporters. Due to the growing concern that the boundaries of the corporate liability are being expanded with respect to environmental liabilities, the Company has

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
       (Thousands of dollars, except per share amounts)

established a Hazardous Waste Committee for the purpose of preparing and obtaining approval of corporate wide procedures relative to the use, handling, and disposal of hazardous waste. The committee establishes corporate wide policies and procedures; develops programs to control and monitor waste disposal; and monitors environmental legislation and its application to the Company. The Company generally records estimated costs of environmental liabilities upon discovery and reviews environmental exposures for accounting purposes at least quarterly. Management does not believe any material environmental liabilities are probable. The Company is not a party to any environmental litigation.


CONSOLIDATED STATEMENTS OF OPERATIONS
C-TEC Corporation and Subsidiaries
(Thousands of Dollars Except Per Share Amounts)
For the Years Ended December 31,                   1994        1993        1992
--------------------------------------------------------------------------------
Sales                                          $268,884    $251,428    $231,263
--------------------------------------------------------------------------------
Costs and Expenses                              235,265     210,318     192,146
Nonrecurring Charges                                  -       5,025           -
--------------------------------------------------------------------------------
Operating Income                                 33,619      36,085      39,117
--------------------------------------------------------------------------------
Interest and dividend income                      6,926       1,524       2,060
Interest expense                                (34,562)    (34,020)    (37,080)
Gain on sale of marketable equity securities          -       1,988       6,074
Other income, net                                 1,017       1,368         262
--------------------------------------------------------------------------------
Income from Continuing Operations Before
  Income Taxes                                    7,000       6,945      10,433
--------------------------------------------------------------------------------
Provision for income taxes                        3,820      10,720       5,875
--------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  Before Minority Interest and Equity in
  Unconsolidated Entities                         3,180      (3,775)      4,558
--------------------------------------------------------------------------------
Minority interest in (income) of
  consolidated entities                             (95)        (85)        (43)
Equity in (loss) income of unconsolidated
  entities                                         (258)         72          53
--------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  Before Extraordinary Item and Cumulative
  Effect of Accounting Principle Changes          2,827      (3,788)      4,568
--------------------------------------------------------------------------------
Gain on disposal of discontinued operations,
  net of income taxes of $56,333                 74,768           -           -
Income (loss) from discontinued operations,
  net of income tax provision (benefit)
  of $351 in 1994,$(6) in 1993
  and $(2,591) in 1992                              596      (3,070)     (6,629)
--------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item
  and Cumulative Effect of Accounting
  Principle Changes                              78,191      (6,858)     (2,061)
Extraordinary item - debt prepayment
  penalties, net of income tax benefit of
  $(3,896)                                       (6,097)          -           -
Cumulative effect on prior years of changes
  in accounting principles for:
    Postretirement benefits other than
      pensions                                        -      (1,448)          -
    Income taxes                                      -       1,657           -
    Postemployment benefits                        (378)          -           -
--------------------------------------------------------------------------------
Net Income (Loss)                               $71,716     $(6,649)    $(2,061)
--------------------------------------------------------------------------------
Earnings (Loss) Per Average Common Share
Income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting principle changes           $.17       $(.23)       $.27
Gain on disposal of discontinued operations        4.38           -           -
Income (loss) from discontinued operations          .03        (.18)       (.40)
--------------------------------------------------------------------------------
Income (loss) before extraordinary item and
  cumulative effect of accounting principle
  changes                                          4.58        (.41)       (.13)
Extraordinary item - debt prepayment
  penalties, net of income taxes                   (.36)          -           -
Cumulative effect on prior years of changes
  in accounting principles                         (.02)        .01           -
--------------------------------------------------------------------------------
Net income (loss)                                 $4.20       $(.40)      $(.13)
--------------------------------------------------------------------------------
Average Common Shares Outstanding            17,078,842  16,506,494  16,490,628
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
C-TEC Corporation and Subsidiaries
(Thousands of Dollars)
December 31,                                            1994      1993
----------------------------------------------------------------------
ASSETS
Current Assets
  Cash and temporary cash investments               $178,195  $ 60,182
  Short-term investments                             127,245         -
  Accounts receivable, net of reserve for
    doubtful accounts of $1,393 in 1994 and
     $679 in 1993                                     37,639    32,592
  Unbilled revenues                                    1,311     1,466
  Material and supply inventory, at average cost       5,573     3,776
  Prepayments and other                                7,226     3,040
  Deferred income taxes                                7,057     2,125
----------------------------------------------------------------------
Total current assets                                 364,246   103,181
----------------------------------------------------------------------
Property, Plant and Equipment
  Telephone plant                                    399,330   381,411
  Cable plant                                        192,879   176,297
  Mobile Services plant                                2,456    25,513
  Other property, plant and equipment                 12,948    11,219
----------------------------------------------------------------------
  Total property, plant and equipment                607,613   594,440
  Accumulated depreciation                           267,185   250,632
----------------------------------------------------------------------
  Net property, plant and equipment                  340,428   343,808
----------------------------------------------------------------------
Investments                                           14,569    16,253
----------------------------------------------------------------------
Intangible Assets, net                                50,319   106,677
----------------------------------------------------------------------
Deferred Charges and Other Assets                     22,963     9,645
----------------------------------------------------------------------
Total Assets                                        $792,525  $579,564
----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt
    and preferred stock                             $  9,028  $  6,675
  Accounts payable                                    21,841    13,498
  Advance billings and customer deposits               8,169     7,698
  Accrued taxes                                       21,807    11,295
  Accrued interest                                     5,751     6,431
  Accrued contract settlements                         5,150         -
  Accrued expenses                                    27,137    18,506
----------------------------------------------------------------------
  Total current liabilities                           98,883    64,103
----------------------------------------------------------------------
Long-Term Debt                                       273,376   409,293
----------------------------------------------------------------------
Deferred Income Taxes                                 42,440    29,116
----------------------------------------------------------------------
Deferred Investment Tax Credits                        1,160     1,849
----------------------------------------------------------------------
Other Deferred Credits                                26,995    12,545
----------------------------------------------------------------------
Minority Interest                                          -     2,019
----------------------------------------------------------------------
Redeemable Preferred Stock                               257       276
----------------------------------------------------------------------
Commitments and Contingencies
----------------------------------------------------------------------
Common Shareholders' Equity                          349,414    60,363
----------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $792,525  $579,564
----------------------------------------------------------------------

----------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

GTEC Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
COMMON SHAREHOLDERS' EQUITY
        (Thousands of Dollars)



                                                        Common                               Class B
                                         --------------------------------------------------------------------------
                                            Shares     Treasury        Shares      Shares    Treasury       Shares
                                            Issued        Stock   Outstanding      Issued       Stock   Outstanding
                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991               8,134,292      164,999     7,969,293   8,753,143      229,248     8,523,895
Net Loss                                        --           --            --          --           --            --
Common Stock Issued (Note 10)--
 Stock Repurchases                              --           --            --          --           --            --
 Incentive Stock Options                        --           --            --          --           --            --
Treasury Stock Transactions (at cost)
 Stock Repurchases                              --       10,600       (10,600)         --        1,995        (1,995)
 Incentive Stock Options                        --           --            --          --       (3,000)        3,000
Conversions                                    672           --           672        (672)          --          (672)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992               8,134,964      175,599     7,959,365   8,752,471      228,243     8,524,228
Net Loss                                        --           --            --          --           --            --
Common Stock Issued (Note 10)--
 Incentive Stock Options                        --           --            --          --           --            --
Treasury Stock Transactions (at cost)
 Incentive Stock Options                        --           --            --          --      (26,000)       26,000
Conversions                                  2,901           --         2,901      (2,901)          --        (2,901)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993               8,137,865      175,599     7,962,266   8,749,570      202,243     8,547,327
Net Income                                      --           --            --          --           --            --
Stock Rights Offering                   10,935,574           --    10,935,574          --           --            --
Conversions                                  1,009           --         1,009      (1,009)          --        (1,009)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994              19,074,448      175,599    18,898,849   8,748,561      202,243     8,546,318
====================================================================================================================

See accompanying notes to consolidated financial statements.


                                                                   Additional
                                              Common     Class B      Paid-In    Retained     Treasury
                                           Par Value   Par Value      Capital    Earnings        Stock        Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                  $ 8,134       $8,753     $ 21,265     $36,839      $(5,982)    $ 69,009
Net Loss                                         --           --           --      (2,061)          --       (2,061)
Common Stock Issued (Note 10) --
 Stock Repurchases                              (10)          (2)          --          --           --          (12)
 Incentive Stock Options                         --            3          (38)         --           --          (35)
Treasury Stock Transactions (as cost)
 Stock repurchases                               10            2           --          --         (146)        (134)
 Incentive Stock Options                         --           (3)          --          --           60           57
Conversions                                       1           (1)          --          --           --           --
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                    8,135        8,752       21,227      34,778       (6,068)      66,824
Net Loss                                         --           --           --      (6,649)          --       (6,649)
Common Stock Issued (Note 10) --
 Incentive Stock Options                         --           26         (592)         --           --         (566)
Treasury Stock Transactions (at cost)
 Incentive Stock Options                         --          (26)          --          --          780          754
Conversions                                       3           (3)          --          --           --           --
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                    8,138        8,749       20,635      28,129       (5,288)      60,363
Net Income                                       --           --           --      71,716           --       71,716
Stock Rights Offering                        10,936           --      206,399          --           --      217,335
Conversions                                       1           (1)          --          --           --           --
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  $19,075       $8,748     $227,034     $99,845      $(5,288)    $349,414
-------------------------------------------------------------------------------------------------------------------

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

1.  Summary  of  Significant  Accounting  Policies
    ----------------------------------------------

    Principles  of  Consolidation
    -----------------------------

     The consolidated financial statements include the accounts of C-TEC Corporation and its wholly and majority owned subsidiaries (the Company), after elimination of significant intercompany accounts and transactions. The Company's continuing operations are divided into four principal groups:
Telephone, Cable Television, Communications Services, and Long Distance. Investments accounted for by the equity method include an alternative access telephone service provider and a cable company. The Company accounts for its Mobile Services business as discontinued operations.

    Revenue  Recognition
    --------------------

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

    Advertising Expense
    -------------------
     Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,807, $2,678, and $2,193 in 1994, 1993, and 1992, respectively.

    Earnings  (Loss)  Per  Share
    ----------------------------

     Earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including Class B Common. Antidilutive securities are excluded from earnings (loss) per share calculations.

    Cash  and Cash Equivalents
    --------------------------

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

    Short Term Investments
    ----------------------

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 115 -"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting principle.

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1994, marketable debt and equity securities have been categorized as available for sale.

    Property,  Plant,  Equipment and Depreciation
    ---------------------------------------------

     Telephone plant reflects the original cost of construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

     Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were 6.08%, 6.26% and 5.76% in 1994, 1993, and 1992, respectively. At the time property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

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

     Depreciation on other property, plant and equipment is provided on the straight-line basis over the useful lives of the property ranging from 2 to 27 years. Gain or loss is recognized on major retirements and dispositions.

     Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred.

    Intangible  Assets  and  Deferred  Charges
    ------------------------------------------

     Intangible assets consist primarily of amounts allocated upon purchase of assets of existing operations and include the excess of cost over fair value of net tangible assets. Intangible assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years. Management periodically performs an undiscounted review of all relevant factors to assess the recoverability of the carrying amount of intangible assets.

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

    Income  Taxes
    -------------
     The Company and its subsidiaries report income for federal income tax purposes on a consolidated basis.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

    Financial  Instruments
    ----------------------

     The Company entered into an interest rate swap agreement in October 1992 to manage interest rate exposure. The Agreement expired in December 1994. The difference to be paid or received on this agreement was accrued as interest rates changed and was recognized over the respective payment periods during the life of the agreement.

    Reporting Format
    ----------------
     Certain reclassifications have been made to the 1993 and 1992 financial statements to conform with the 1994 reporting format.

2.   Business  Combinations
     ----------------------

      In April 1993, the Company acquired a controlling interest in Northeast Networks, Inc. ("NNI"), an alternative access telephone service provider in Westchester County, New York. In 1994, the Company acquired $1,125 of NNI preferred stock. The Company accounts for its investment under the equity method since the results are not materially different from consolidation.

3.   Discontinued  Operations
     ------------------------

      On September 9, 1994, the Company completed the sale of its cellular properties, which were part of its Mobile Services business segment, to Independent Cellular Network, Inc. for approximately $190,500. The Company received cash of approximately $182,300. The remaining proceeds are subject to certain holdbacks and escrow agreements of which approximately $6,000 is included in other current assets and approximately $2,200 is included in other assets in the accompanying December 31, 1994 consolidated balance sheet in accordance with the payment terms of the respective agreements. This transaction resulted in a gain of $74,691 net of applicable income taxes. In December 1994, the Company completed the sale of its telephone answering service operations and realized a gain of $77, net of applicable income taxes and signed a letter of intent relative to the disposition of its paging operations. The paging disposition is expected to be completed in 1995 and the Company expects to realize a gain on the disposal. The telephone answering service and paging operations constituted the remaining portion of the Company's Mobile Services business segment. Therefore, the Company has accounted for the Mobile Services operations, including the related gains on the disposals of the cellular and telephone answering service operations, as discontinued operations. Prior years financial statements have been restated to reflect the discontinuation of the Mobile Services business segment and all activity up to the date of disposition has been accounted for as discontinued operations. Sales of the Mobile Services business segment were $23,129, $24,810 and $18,687 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Summarized balance sheet data for discontinued operations as of December 31, 1994 and 1993 is as follows:


                                       1994      1993
                                     --------  --------
Total current assets                 $ 5,006   $ 3,009
Net property, plant and equipment      1,081    16,404
Investments                                -     3,132
Intangible assets, net                   486    36,190
Deferred charges and other assets      2,386         -
                                     -------   -------
   Total                               8,959    58,735
                                     -------   -------
Total current liabilities            $13,654   $ 4,248
Deferred income taxes                 (1,428)     (319)
Long-term debt                             -     1,494
Minority interest                          -     2,019
                                     -------   -------
   Total                              12,226     7,442
                                     -------   -------
Net (liabilities) assets of
discontinued operations              $(3,267)  $51,293
                                     =======   =======

NOTES  TO  CONSOLIDATED
 FINANCIAL  STATEMENTS
---------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE AMOUNTS)

4.  Short Term Investments
    Short term investments at December 31, 1994 include the following:


                                                    Cost
                                                  --------
          Federal Agency notes                    $ 77,292
          Commercial paper                          15,821
          Corporate debt securities                 34,132
                                                  --------
            Total                                 $127,245
                                                  ========

All debt securities available for sale have a contractual maturity of one year or less at December 31, 1994. The estimated fair value of short-term investments approximates the amortized cost.

5.  Investments
    -----------

     Investments at December 31 are as follows:


                                 1994     1993
                              -------  -------
Mercom, Inc. Common Stock     $ 2,907    3,920
Rural Telephone Bank Stock      6,408    7,548
Cellular Partnerships               -    1,056
Northeast Networks, Inc.        1,913    1,642
Other Partnerships              2,103    2,076
Other Investments               1,238       11
                              -------  -------
 Total Investments            $14,569  $16,253
                              =======  =======

Investments carried on the equity method consist of the following at December 31:

                           Percentage  Owned
                           -----------------
                             1994    1993
                            ------  -------
Cellular Partnerships           -   28%-40%
Mercom, Inc.                43.63%   43.63%
Northeast Networks, Inc.    53.48%   53.48%
Other Partnerships          50%      50%

     The Company's investment in Mercom, Inc. exceeded its underlying equity in the net assets of Mercom, Inc. when acquired by $10,884, which excess is being amortized on a straight-line basis over 15 years. At December 31, 1994 and 1993, the unamortized excess of the underlying equity in the net assets was $9,072 and $9,797, respectively. The Company recorded its proportionate share of losses and amortization of excess cost over net assets of $1,013, $834, and $841 in 1994, 1993, and 1992, respectively.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
---------------------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

     The following table reflects the summarized financial position and results of operations of Mercom, Inc.

                                                    1994       1993       1992
                                                --------   --------   --------
Assets                                          $ 19,823   $ 22,244   $ 23,873
Liabilities                                     $ 33,019   $ 34,782   $ 36,175
Stockholders' Deficit                           $(13,196)  $(12,538)  $(12,302)
Sales                                           $ 12,927   $ 12,606   $ 11,986
Costs and Expenses                              $ 10,885   $ 10,709   $ 10,595
Net (Loss)                                      $   (658)  $   (236)  $ (1,144)

     At December 31, 1994, the quoted market value of the Company's investment in Mercom, Inc. exceeded the carrying value by approximately $1,800.

     During 1993, the Company sold $75 of its other stock investments for $2,063 and realized a gain of $1,988. During 1992, the Company sold $409 of its other stock investments for $6,483, and realized a gain of $6,074.

6.  Intangible  Assets
    ------------------

     Intangible assets consist of the following at December 31:

                                Amortization
                                   Period              1994            1993
                             -------------------  --------------  --------------
Cable television franchise
 and subscriber lists               5-19.3 years        $105,084        $105,237
Cable noncompete agreements              5 years          74,193          74,313
Mobile Services licenses                10 years              38          38,602
Mobile Services noncompete
 agreements                              5 years           1,400          14,200
Cable goodwill                      6.9-40 years           4,092           4,106
Mobile Services goodwill                 5 years              24           8,478
Other intangibles                   2-19.4 years           2,579           3,036
                                                        --------        --------
 Total                                                   187,410         247,972
Less accumulated
 amortization                                            137,091         141,295
                                                        --------        --------
Intangible assets, net                                  $ 50,319        $106,677
                                                        ========        ========

     Amortization expense charged to operations in 1994, 1993 and 1992 was $24,136, $30,520 and $36,396 respectively.

7.  Deferred Charges and Other Assets
    ---------------------------------

     Deferred charges and other assets consist of the following at December 31:

                                                          1994            1993
                                                        --------        --------
Regulatory asset of Telephone subsidiary                $ 14,575        $  3,957
Unamortized debt issuance costs                            1,166           1,473
Prepaid pension cost                                       3,674           2,984
Receivables for Mobile Services disposition                2,387               -
Other                                                      1,161           1,231
                                                        --------        --------
         Total                                          $ 22,963        $  9,645
                                                        ========        ========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
---------------------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

8.   Debt

     a.   Long-Term  Debt

           Long-term debt outstanding at December 31 is as follows:

                                                             1994       1993
                                                           --------   --------
Credit Agreement-National Bank for Cooperatives
     7.63% due 2009                                        $128,385   $      -
Mortgage notes payable to the United States
    of America --
  Rural Electrification Administration (REA) --
     2% due 1993 to 2003                                          -        372
  Federal Financing Bank (FFB) --
     12.177% due 2001                                             -        155
     8.36% due 2009                                               -      2,659
     7.693% due 2012                                              -     11,138
  Rural Telephone Bank (RTB)  --
     5% due 2009                                                  -     25,544
     5.43% due 2009                                               -     29,318
     6.14% due 2009                                               -      5,710
     6.05% due 2009                                               -      3,004
     7% due 2012                                                  -      1,729
     6.5% due 2013                                                -     17,120
     7% due 2015                                                  -     39,287
Senior Secured Notes
     9.65% due 1999                                         150,000    150,000
Senior Secured Notes
     9.52% due 2001                                               -    100,000
Revolving Credit Agreements                                   4,000     28,000
Other                                                             -      1,913
                                                           --------   --------
        Total                                               282,385    415,949
Due within one year                                          (9,009)    (6,656)
                                                           --------   --------
        Total Long-Term Debt                               $273,376   $409,293
                                                           ========   ========

     In March 1994, the Telephone Group entered into a $135,143 Credit Agreement with the National Bank for Cooperatives. This Agreement contains restrictive covenants which among other things, require the maintenance of a specified debt to cash flow ratio. The funds were used to prepay outstanding borrowings with the United States of America through the Rural Electrification Administration, the Rural Telephone Bank and the Federal Financing Bank under various mortgage notes and security agreements. In accordance with these mortgage notes and security agreements, portions of amounts borrowed were required to be used to purchase common stock of the RTB, equal to approximately 5% of the total available borrowing amount.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

     The prepayment resulted in an extraordinary item of $2,861, net of income tax benefits of $2,154. In addition, the Telephone Group converted all outstanding RTB Class B Stock to RTB Class C Stock, which is entitled to cash dividends.

     Substantially all the assets of the Telephone Group are subject to the liens of the Credit Agreement described above. In addition, the Telephone Group is restricted from declaring or paying any dividend or other distribution of assets to the Company during any fiscal year in excess of the amount of the after tax net income of the Telephone Group for the immediately preceding fiscal year.

     In 1989, in order to complete the August 29, 1989 Michigan cable television acquisition, the Cable Group entered into a private placement of Senior Secured Notes for $150,000 and a $70,000 Revolving Secured Credit Agreement, which the Company voluntarily reduced to $60,000 in 1990 and which, in accordance with its terms, was reduced to $26,250 as of December 31, 1994. The Senior Secured Notes and the Revolving Secured Credit Agreement are collateralized by the stock of the Cable Group subsidiaries. On September 1, 1996 and on each September 1 thereafter, a mandatory principal repayment is required on the Senior Secured Notes. The Senior Secured Notes and Revolving Secured Credit Agreement contain restrictive covenants which, among other things, require maintenance of a specified debt to cash flow ratio.

     As noted, the Cable Group Revolving Secured Credit Agreement with a group of commercial banks referred to in the previous paragraph provides revolving credit borrowings up to $26,250 as of December 31, 1994. The total commitments are reduced on a quarterly basis through maturity in September 1996. These quarterly reductions escalate on an annual basis. Interest is paid based on Prime, LIBOR or CD Rates, depending on the type of loan and terms of the agreement. A fee of 3/8% per annum is required on the unused portion of the available commitment ($22,250 at December 31, 1994). The Cable Group had borrowings of $4,000 (8.5% weighted average interest rate) and $28,000 (4.24% weighted average interest rate) as of December 31, 1994 and 1993, respectively, under this agreement.

     In December 1991, the Company entered into a private placement of Senior Secured Notes for $100,000 at 9.52% due 2001. Proceeds were utilized to prepay revolver borrowings outstanding on the closing date. In December 1994, the Company prepaid the Senior Secured Notes. The transaction resulted in an extraordinary item of $3,236, net of income tax benefits of $1,742.

     Maturities and sinking fund requirements on long-term debt for each year ending December 31, 1995 through 1999 are as follows:


                          Year                      Aggregate  Amounts
                          ----                      ------------------
                          1995                            $ 9,009
                          1996                             31,760
                          1997                             52,760
                          1998                             52,760
                          1999                             52,760

     At December 31, 1993, the Company had an outstanding interest rate swap agreement which expired in December 1994. Under the agreement, the Company received a fixed rate of 9.52% on $100,000 and paid a floating rate of LIBOR plus 502 basis points, as determined in six-month intervals. The transaction effectively changed the Company's interest rate exposure on the $100,000 underlying debt from a fixed-rate to a floating-rate basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

b.  Short-Term Debt
    ---------------

     At December 31, 1994, the Company had an unused committed line of credit that provided for borrowings of up to $2,000 at prime (8.5% at December 31, 1994). In addition, the Cable Group had a line of credit for $1,480 at prime (8.5% at December 31, 1994). At December 31, 1994, the Cable Group had outstanding borrowings under this line of credit of $109, which are included in accounts payable in the accompanying consolidated balance sheet. Short-term unsecured borrowings may be made under these lines of credit. All unused lines of credit are cancelable at the option of the banks.

     There are no commitment or facility fees associated with maintaining availability of the above mentioned lines of credit.

9. Redeemable Preferred Stock
   --------------------------

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

     The redeemable preferred stock outstanding at December 31, is as follows:

                                          1994   1993       1994    1993
                                          -----  -----      -----   -----
                                            Number  of
                                        Shares  Outstanding
                                        -------------------
Cumulative, $100 par value, authorized
 102,155 shares in 1994 and 102,343
 shares in 1993
Series C, 5%, due 2005                    1,210  1,320      $121    $132
Series E, 5-1/4%, due 2008                  770    825        77      83
Series F, 5-1/2%, due 2029                  777    800        78      80
                                          -----  -----      ----    ----
  Total                                   2,757  2,945       276     295
                                          =====  =====
Due within one year                                          (19)    (19)
                                                            ----    ----
Total preferred stock                                       $257    $276
                                                            ====    ====

     On February 1, 1995, the preferred stock was redeemed at a premium, in addition to accrued dividends. Previously, the Series C, E, and F Preferred Stock of the telephone subsidiary included provisions for a mandatory sinking fund sufficient to retire approximately 188 shares each year at par plus accrued dividends. In 1994 and 1993, 188 shares were redeemed each year.

10.  Common Shareholders' Equity
     ---------------------------

          Common Stock
          ------------
     The Company has authorized 35,000,000 shares of $1 par value Common Stock and 8,753,203 shares of $1 par value Class B Stock.

     On December 10, 1994, the Company completed the issuance of 10,935,574 shares of Common Stock through a rights offering, resulting in net proceeds, after deducting issuance costs, of $217,335. Shareholders of record at the close of business on November 10, 1994 were entitled to nine rights for every ten shares of Common Stock or Class B stock held. Rights holders were able to purchase for a price of $20 per share, one share of Common Stock for each right held.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The Company utilized a portion of the proceeds received from the rights offering and the disposition of its cellular business (Note 3) for the early retirement of the 9.52% Senior Secured Notes of the Company. Approximate earnings per share would have been $2.81 for net income, $3.04 for income before extraordinary item and cumulative effect of accounting principle changes and $.30 for income from continuing operations before extraordinary item and cumulative effect of accounting principle changes had the 9.52% $100,000 Senior Secured Notes been prepaid on January 1, 1994.

     On "April 26", 1984, the shareholders adopted the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the "1984 Plan"). The 1984 Plan provided for the grant of Stock Options (options) and Stock Appreciation Rights
(SARs) to key employeess of the Company. Up to 450,000 shares of stock and up to 900,000 SARs were issuable under the 1984 Plan.

     The 1984 Plan terminated on April 25, 1994. The options and SARs were not exercisable before one year from the date of grant and were not exercisable after an employee's employment terminated for any reason other than death, unless provided otherwise at the time of grant.

     During 1988, the Board of Directors made certain revisions to the 1984 Plan. The amended 1984 Plan provided for the grant of both Nonqualified and Incentive Stock Options and SARs. The Board of Directors determined the option price at the date of grant. The Incentive Stock Options were not exercisable before one year or after five years from date of grant in the case of a ten percent shareholder; or before one year or after ten years from date of grant in all other cases.

     Costs (credits) associated with SARs were $132 and ($152) in 1993 and 1992, respectively.

     On April 21, 1994, the shareholders approved the Company's 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the grant of up to 1,350,000 Incentive Stock Options to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. Generally, the options are to be granted within ten years from the date of the adopted plan.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

      Transactions involving the Plans are summarized as follows:

                                   1994       1993     1992
                                 ---------  --------  -------

Option  Shares
Outstanding, January 1                  0    26,000   29,000
Granted                           835,500       -0-      -0-
Cancelled                        (120,000)      -0-      -0-
Exercised (at $7.20)                    -   (26,000)  (3,000)
                                 --------   -------   ------

Outstanding, December 31
 (at $22.50 to $25.50 in 1994
 and at $7.20 in 1992)            715,500       -0-   26,000
                                 --------   -------   ------
Exercisable, December 31              -0-       -0-   26,000
                                 --------   -------   ------

Stock  Appreciation  Rights
Outstanding, January 1                -0-    52,000   58,000
Granted                               -0-       -0-      -0-
Cancelled                             -0-       -0-      -0-
Exercised                             -0-   (52,000)  (6,000)
                                 --------   -------   ------

Outstanding, December 31              -0-       -0-   52,000
                                 --------   -------   ------
 (at $8.00)
Exercisable, December 31              -0-       -0-   52,000
                                 --------   -------   ------

11. Pensions  and  Employee  Benefits
    ---------------------------------

     Substantially all of the Company's employees are included in a trusteed noncontributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. The Company funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. No contributions were required or made for the years ended December 31, 1994, 1993 and 1992.

Pension credit is as follows:

                                      1994       1993      1992
                                      ----       ----      ----
Benefits earned during the year
 (service cost)                    $  1,685   $  1,505   $ 1,429
Interest cost on projected
 benefit obligation                   2,734      2,431     2,259
Actual return on plan assets          5,635    (10,187)   (2,284)
Other components - net              (10,744)     6,120    (1,844)
                                   --------   --------   -------

Net periodic pension credit        $   (690)  $   (131)  $  (440)
                                   ========   ========   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The Company's pension plan has assets in excess of the accumulated benefit obligation. Plan assets include cash, equity, and fixed income securities. Plan assets include common stock of the Company of approximately $7,158 and $11,443 at December 31, 1994 and 1993, respectively.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31:


December 31,                             1994      1993
                                         ----      ----

Plan assets at fair value              $48,201   $ 54,660
                                       =======   ========

Actuarial present value of
benefit obligations:
  Accumulated benefit obligation:
   Vested                               27,179     27,937
   Nonvested                             1,763      1,043
                                       -------   --------
       Total                            28,942     28,980
Effect of increases in compensation      6,146      7,416
                                       -------   --------

Plan assets in excess of projected
  benefit obligation                    13,113     18,264
Unrecognized transition asset           (4,986)    (5,540)
Unrecognized prior service cost          3,259      1,476
Unrecognized net gain                   (7,712)   (11,216)
                                       -------   --------

Prepaid pension cost                   $ 3,674   $  2,984
                                       -------   --------

     Prepaid pension cost is included in deferred charges and other assets in the accompanying consolidated balance sheets.

     The following assumptions were used in the determination of the projected benefit obligation and net periodic pension credit:


December 31,                      1994   1993   1992
                                  ----   ----   ----
Discount rate                      8.0%   7.0%   7.0%
Expected long-term rate of
 return on plan assets             8.0%   8.0%   8.0%
Long-term rate of compensation
 increases                         6.0%   6.0%   6.0%

     The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $652, $619, and $524, in 1994, 1993, and 1992, respectively.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees. In 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the cost of postretirement benefits to be accrued during the service lives of employees. Previously these benefit premiums were accounted for on a pay-as-you-go basis. The Company elected to immediately recognize the cumulative effect on prior years of the change in accounting for postretirement benefits of $1,448, which is net of income tax benefits of $1,052. The Company continues to fund these benefit premiums on a pay-as-you-go basis.

     Since the Pennsylvania Public Utility Commission only allows benefit premiums to be included in rates on a pay-as-you-go basis, the telephone subsidiary records its liability for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" without recording a corresponding regulatory asset.

     The net periodic cost for postretirement health care and life insurance benefits included the following components:

                                             1994   1993
                                             ----   ----
Service cost                                $   5  $   6
Interest cost                                 172    173
                                            -----  -----
Net periodic postretirement benefit cost    $ 177  $ 179
                                            =====  =====

     The pay-as-you-go benefit premium expenditures for postretirement benefits were $189 in 1992.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31:


                                        1994    1993
                                        ----    ----
Accumulated postretirement benefit
obligation:
    Retirees and dependents           $2,051  $2,411
    Fully eligible active plan
      participants                        85     100
                                      ------  ------
    Total obligation                   2,136   2,511
    Plan assets                            -       -
                                      ------  ------
    Accumulated benefit obligation
      in excess of plan assets         2,136   2,511
    Unrecognized net gain                398       -
                                      ------  ------
    Accrued postretirement benefit
      liability                       $2,534  $2,511
                                      ======  ======

     The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheets.

     The discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994 and 7% in 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13.5% for 1994 and 14.5% for 1993 declining over a seventeen year period to an ultimate rate of 6%.

     The effect of increasing the assumed health care cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by approximately $68 and $80, respectively, and increase the net periodic postretirement benefit cost by approximately $5 in 1994 and $6 in 1993.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The Company also has a non-qualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,014 and $1,127 at December 31, 1994 and 1993, respectively. Pension expense for the plans was $77, $960, and $25 in 1994, 1993 and 1992, respectively.

     The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company adopted Statement of Financial Accounting Standards No. 112 -"Employers Accounting for Postemployment Benefits" ("SFAS 112") effective January 1, 1994. SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The Company elected to immediately recognize the cumulative effect of the change in accounting for postemployment benefits of $378, which is net of income tax benefits of $270. Previously, the cost of these benefits was accounted for on a pay-as-you-go basis. Financial statements presented for years prior to 1994 have not been restated. The Company continues to fund the cost of these benefits on a pay-as-you-go basis.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

12. Nonrecurring Charges
    --------------------

     During the fourth quarter of 1993, the Company recorded nonrecurring charges aggregating $5,025. The primary components of the charges were the expected costs of employee relocations and separations related to the change in control of the Company and relocation of certain key corporate and operating group functions to the Princeton, New Jersey area.

13. Income  Taxes
    -------------

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

     Since the Pennsylvania Public Utility Commission (PPUC) has not adopted SFAS 109 for rate-making purposes, the Company's telephone subsidiary accounts for SFAS 109 in conjunction with SFAS 71. Therefore, the Telephone Group records deferred taxes for temporary differences previously flowed through; unamortized ITC balances; and the effects of rate changes by establishing corresponding regulatory assets and liabilities, which amounted to $14,575 and $21,342, respectively, at December 31, 1994. Included in the regulatory asset is $1,838 related to the increase in Federal tax rates from 34% to 35% in 1994. In addition, included in the regulatory liability is $3,395 related to the decrease in Pennsylvania state income tax during 1994. Also, based on settlement reached with the PPUC, effective January 1, 1994, the Telephone Group no longer provides state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment.

     The regulatory asset is included in deferred charges and the regulatory liability is included in other deferred credits in the December 31, 1994 consolidated balance sheet.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Provision (Benefit) for Income Taxes is Reflected in the Consolidated Statements of Operations as Follows:

                                                      1994      1993      1992
                                                      ----      ----      ----
  Currently payable -
    Federal                                         $ 3,607   $ 7,604   $ 1,628
    State                                             3,202     2,677     2,623
                                                    -------   -------   -------
     Total current                                    6,809    10,281     4,251
  Deferred, net -
    Federal                                           1,248      (323)    1,424
    State                                            (3,549)    1,647     1,362
                                                    -------   -------   -------
     Total deferred                                  (2,301)    1,324     2,786
  Investment tax credit amortization                   (688)     (885)   (1,162)
                                                    -------   -------   -------
  Provision (benefit) for income taxes:
    From continuing operations                      $ 3,820   $10,720   $ 5,875
    From extraordinary items                         (3,896)        -         -
    From gain on disposal
        of discontinued operations                   56,333         -         -
    From discontinued operations                        351        (6)   (2,591)
                                                    -------   -------   -------
  Total provision for income taxes                  $56,608   $10,714   $ 3,284
                                                    =======   =======   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is a reconciliation of income taxes at the applicable U.S. Federal Statutory rate with income taxes recorded by the Company:

                                           1994      1993      1992
                                           ----      ----      ----
  Income before provision
    for income taxes and cumulative
    effect of accounting
    principle changes                    $ 6,647   $ 6,932   $10,443
                                         =======   =======   =======
  Federal tax provision
    at statutory rate                    $ 2,326   $ 2,357   $ 3,551
  Increase (reduction) due to:
    State income taxes, net of
     federal benefit                       2,255     2,879     2,539
    Depreciation (flow-through)                -         -       151
    Amortization of investment
      tax credits                           (688)     (885)   (1,162)
    Benefit of rate differential
      applied to reversing timing
     differences                            (675)     (337)     (420)
    Estimated nondeductible expenses       1,304     6,329     1,040
    Dividends received deductions            (27)      (14)      (29)
    Nondeductible goodwill                   141       174       213
    Deferred tax amortization             (1,944)        -         -
    Equity in unconsolidated entities        839       512       286
    Tax-exempt interest income               (98)     (388)     (435)
    Changes in federal tax rates               -        35         -
    Other, net                               387        58       141
                                         -------   -------   -------
    Provision for
     income taxes                        $ 3,820   $10,720   $ 5,875
                                         =======   =======   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                           1994       1993
                                           ----       ----
Net operating loss carryforwards         $  4,772   $ 25,443
Investment tax credit carryforwards           342        342
Alternative minimum tax credits            13,014     11,052
Regulatory liability - deferred taxes       6,060      2,260
Benefit plans                                 536        660
Accruals for nonrecurring charges and
contract settlements                        3,366      1,235
Reserve for bad debts                         540          -
All other                                   3,981      1,406
                                         --------   --------
Total deferred tax assets                  32,611     42,398
                                         --------   --------

Property, plant and equipment             (51,808)   (55,885)
Intangible assets                          (4,163)    (3,387)
Regulatory asset - state flow-through      (3,864)         -
Prior business combinations                     -     (1,890)
All other                                  (2,569)    (2,113)
                                         --------   --------
Total deferred tax liabilities            (62,404)   (63,275)
                                         --------   --------

   Subtotal                               (29,793)   (20,877)
                                         --------   --------
Valuation allowance                        (5,590)    (6,114)
                                         --------   --------
Total deferred taxes                     $(35,383)  $(26,991)
                                         ========   ========

     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

     Of the total valuation allowance, $4,567 has been recorded to offset deferred tax assets related to state net operating loss carryforwards generated by certain subsidiaries.

     The net change in the valuation allowance for deferred tax assets during 1994 was a decrease of $524.

     In 1992, a provision for deferred income taxes of $222 was provided for significant timing differences in recognition of revenue and expense for tax and financial statement purposes. These items consisted primarily of the following:
$1,255 for depreciation; ($971) for capitalization requirements; ($977) for alternative minimum tax; $741 for amortization of subscriber lists; ($413) for amortization of excess deferred taxes; $589 for adjustment to prior years; and ($500) for provision for estimated expenses.

     The Company has federal income tax operating loss carryforwards of $413 which expire in 1997.

     In 1994, 1993 and 1992, the Company was liable for Federal and State Alternative Minimum Tax (AMT) in the amount of $1,805, $1,840 and $174, respectively. At December 31, 1994, the cumulative minimum tax credits are $13,014. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.

     The final resolution of the Company's current IRS assessment discussed further in Note 16 may impact both the net operating loss carryforwards and cumulative minimum tax credits.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

14. Regulatory Accounting Principles
    --------------------------------

     The Company's Telephone Group follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.

     In 1993, the Telephone Group adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 requires accrual accounting for all postretirement benefits other than pensions. Under this prescribed accrual method, the Telephone Group's obligation for these postretirement benefits is fully accrued by the date employees obtain full eligibility for such benefits. The Telephone Group elected, for financial reporting purposes, to recognize immediately the cumulative effect on prior years of the change in accounting for postretirement benefits. The Pennsylvania Public Utility Commission generally has not approved the recognition of post retirement benefit costs in excess of pay-as-you-go amounts. Accordingly, because of the uncertainty as to the timing and extent of recovery, the Telephone Group has not recorded a regulatory asset.

     Also, in 1993 the Telephone Group adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109"), which requires the determination of deferred taxes using the liability method. In accordance with SFAS 71, the effects of SFAS 109 on the Company's regulated subsidiary were deferred on the balance sheet as regulatory assets and liabilities which represent the anticipated future regulatory recognition of SFAS 109 adjustments. Regulatory assets aggregated approximately $14,600 and $3,900 at December 31, 1994 and 1993, respectively. Regulatory liabilities aggregated approximately $21,300 and $8,700 at December 31, 1994 and 1993, respectively. The regulatory assets recognize temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were recorded. The regulatory liabilities represent a reduced deferred tax liability resulting from decreases in Federal income tax rates subsequent to the dates the deferred taxes were recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

     Each year the Telephone Group performs a study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes. Since financial reporting and regulatory lives are similar, discontinuance of the application of SFAS 71 would not impact recorded fixed asset values.

     The Telephone Group annually reviews the continued applicability of SFAS 71 based upon the current regulatory and competitive environment and currently expects to follow the accounting prescribed by SFAS 71 in the foreseeable future. If the Telephone Group was required to discontinue the application of accounting principles for regulated entities (SFAS 71), the impact on the financial statements would be to write off the regulatory assets and liabilities referred to above.

15
FINANCIAL INFORMATION BY BUSINESS SEGMENT
The Company's operations are classified into four principal segments: Telephone, Cable Television, Communications Services and Long Distance. Effective in 1994, the Company's Mobile Services business segment has been accounted for as discontinued operations. Previously reported financial information has been restated to reflect the discontinuation of the Mobile Services business segment and certain reporting format changes made to conform to the 1994 reporting format. Intersegment sales are not significant and are eliminated in the segment information presented.


                                                                   Commu-
                                                       Cable      nications    Mobile       Long       Parent
                                        Telephone   Television    Services    Services    Distance    and Other    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
1994
Sales                                   $121,981    $ 95,078      $21,805     $     0     $ 29,992     $     28    $268,884
Operating income (loss) before
  depreciation and amortization           71,648      44,583         (852)          0       (9,870)      (9,542)     95,967
Depreciation and amortization             23,271      37,267          388           0          655          767      62,348
Operating income (loss)                   48,377       7,316       (1,240)          0      (10,525)     (10,309)     33,619
Interest income                                                                                                       6,926
Interest expense                                                                                                     34,562
Other income, net                                                                                                     1,017
Income from continuing operations
  before income taxes                                                                                              $  7,000
Additions to property, plant
  and equipment                         $ 35,170    $ 18,150      $   588     $ 6,443     $  1,659     $    928    $ 62,938
Identifiable assets                     $296,454    $163,989      $11,279     $ 9,709     $ 12,087     $299,007*   $792,525

1993
Sales                                   $117,544    $ 93,550      $18,895     $     0     $ 21,383     $     56    $251,428
Operating income (loss) before
  depreciation and amortization           70,156      44,328         (649)          0         (923)     (10,858)    102,054
Depreciation and amortization             22,752      41,709          379           0          426          703      65,969
Operating income (loss)                   47,404       2,619       (1,028)          0       (1,349)     (11,561)     36,085
Interest income                                                                                                       1,524
Interest expense                                                                                                     34,020
Gain on sale of marketable
  equity securities                                                                                                   1,988
Other income, net                                                                                                     1,368
Income from continuing operations
  before income taxes                                                                                              $  6,945
Additions to property, plant
  and equipment                         $ 37,384    $ 14,935      $ 1,025     $ 3,728     $    975     $  1,095    $ 59,142
Identifiable assets                     $299,941    $182,504      $ 6,560     $60,766     $  4,627     $ 25,166*   $579,564

1992
Sales                                   $116,425    $ 85,299      $14,015     $     0     $ 15,445     $     79    $231,263
Operating income (loss) before
  depreciation and amortization           70,314      40,937         (891)          0          808       (9,350)    101,818
Depreciation and amortization             20,606      40,708          212           0          349          826      62,701
Operating income (loss)                   49,708         229       (1,103)          0          459      (10,176)     39,117
Interest income                                                                                                       2,060
Interest expense                                                                                                     37,080
Gain on sale of marketable
  equity securities                                                                                                   6,074
Other income, net                                                                                                       262
Income from continuing operations
  before income taxes                                                                                              $ 10,433
Additions to property, plant
  and equipment                         $ 28,190    $ 17,263      $   123     $ 3,584     $    195     $  1,852    $ 51,207
Identifiable assets                     $289,544    $209,190      $ 5,259     $63,372     $  3,887     $ 15,114*   $586,366

*Includes the net investment in Mercom,Inc. for $2,907, $3,920 and $4,674 in 1994, 1993 and 1992, respectively. Also includes the net investment in Northeast Networks, Inc. for $1,913 and $1,642 in 1994 and 1993, respectively.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

16. Commitments and Contingencies
    -----------------------------

    a. The Company had various purchase commitments at December 31, 1994 related to its 1995 construction budget.

    b. Total rental expense, primarily for pole rentals, was $3,630, $4,006 and $3,818 in 1994, 1993, and 1992, respectively. At December 31, 1994, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $2,848 which are expected to continue indefinitely, are as follows:

                   Year               Aggregate Amounts
                   ----               -----------------
                   1995                       $1,596
                   1996                       $1,274
                   1997                       $1,063
                   1998                       $1,026
                   1999                       $  856
             After 1999                       $3,647

     c. In 1992, the Company entered into a restated data processing agreement for the provision to the Company of data processing services and products including the general management of the Company's data processing operations and installation and enhancement of software systems. The Company pays a monthly fee of $315, with provision for monthly increases based on increases in usage of services over base volumes and for annual increases based on increases in the Consumer Price Index. The Company provides certain facilities and data processing equipment to its service provider at no charge as part of this agreement. The agreement expires December 1997.

     d. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through December 1994, approximately $181,000 in amortization of these assets has been deducted for tax purposes. A closing agreement has been executed with the Internal Revenue Service resulting in a tax liability. The agreement is subject to final approval from the Internal Revenue Service, which approval is anticipated. In the event approval is not obtained, management intends to vigorously oppose these adjustments. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or future operating results of the Company.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     e. During 1993, the Pennsylvania Public Utility Commission ("PPUC") conducted a review of Commonwealth Telephone Company's ("CTCo") transactions with affiliates and analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this review, CTCo is providing its residential customers touch-tone service free of charge beginning February 1, 1994. The agreement also states that, barring unforeseen regulatory changes, CTCO will not increase basic service rates prior to January 1, 1997. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993, the Company does not record deferred state income taxes on certain temporary differences between the book and tax basis related to property, plant, and equipment.

     f. In November 1992, the Company committed to invest up to $3,500 in Northeast Networks, Inc., ("NNI"), an alternative access telephone service provider in Westchester County, New York. As of December 31, 1994, the Company had invested $3,125. In return for its investment, the Company acquired a majority ownership interest and will have majority representation on NNI's board of directors until the Company's original investment, plus a return thereon, has been recovered.

     g. The Telephone Group has entered into various software licensing agreements which will enable it to provide enhanced services to customers. The Long Distance Group has entered into various noncancelable contracts for network services. Future obligations under these agreements are as follows:


                               Software           Network
                 Year          Licensing          Services
                 ----          ---------          --------
                 1995               $792            $4,413
                 1996               $592            $3,808
                 1997               $592              $503
                 1998               $592              $413
                 1999                  -              $153
                 After 1999            -              $421

     h. The Cable Group is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended. The Cable Group has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The 1994 statement of operations includes charges aggregating approximately $1,600 relating to cable rate regulation liabilities. The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes that the Cable Group is in compliance with the amended rate regulation provisions; however there is no assurance that there will not be challenges to its restructured rates.

17. Disclosures  About  Fair  Value  of  Financial  Instruments
    -----------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     a.  Cash and temporary cash investments

     The carrying amount approximates fair value because of the short maturity of these instruments.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     b.  Short-term investments

     Short-term investments consist of Federal agency notes, commercial paper and corporate debt securities. Such short-term investments are carried at amortized cost which approximates fair value due to the short period of time to maturity.

     c.  Long-term investments

     Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It was not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock, it is issued only at par and can be held only by recipients of RTB loans.

     d.  Long-term debt

     The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate long-term debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, it would obtain similar rates in the current market.

     e.  Interest rate swap

     The Company had an interest rate swap agreement which expired in December 1994. The interest rate swap agreement effectively exchanged a portion of the Company's interest rate exposure from a fixed rate to a floating rate basis. The interest rate swap repriced on six-month intervals. The Company believes that its credit risk has not changed since the date of the agreement and therefore that the floating rates in effect at December 31, 1993 under the agreement are the same rates at which a similar agreement could have been entered into at that date. The carrying amount in the following table represents interest accrued on debt underlying the agreement at December
31, 1993, which is equal to its fair value.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The estimated fair value of the Company's financial instruments are as follows at December 31:


                                        1994                1993
                                        ----                -----

                                   Carrying  Fair      Carrying  Fair
                                   Amount    Value     Amount    Value
                                   --------  --------  --------  --------
Financial assets:
  Cash and temporary cash
   investments                     $178,195  $178,195  $ 60,182  $ 60,182
  Short-term investments           $127,245  $127,245  $      -  $      -
Financial liabilities:
  Fixed rate long-term debt:
   REA, FFB and RTB obligations    $      -  $      -  $136,036  $122,685
   Senior Secured Notes - 9.65%    $150,000  $151,911  $150,000  $167,767
   Senior Secured Notes - 9.52%    $      -  $      -  $100,000  $109,714
   Mortgage note payable
   to the National Bank
   for Cooperatives                $ 93,131  $ 89,476  $      -  $      -
 Floating rate long-term debt:
  Revolving Credit Agreement       $  4,000  $  4,000  $ 28,000  $ 28,000
  Other                            $      -  $      -  $  1,913  $  1,913
  Mortage note payable to
   the National Bank for
   Cooperatives                    $ 35,254  $ 35,254  $      -  $      -
Unrecognized financial
 instruments:
  Interest rate swap               $      -  $      -  $    749  $    749

18. Off  Balance  Sheet  Risk  and  Concentration  of  Credit  Risk
    ---------------------------------------------------------------

     The Company was a party to an interest rate contract used to manage the risk associated with changing interest rates as described in Note 8 and 17. The counterparty to this contract was a major international financial institution. The Company was exposed to economic losses in the event of nonperformance by this counterparty; however, such nonperformance did not occur.

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, and cash and temporary cash investments and short-term investments.

     The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company does, however maintain unsecured cash and temporary cash investment balances in excess of federally insured limits. The Company also periodically evaluates the credit worthiness of the institutions with which it invests.

     Concentrations of credit risk with respect to receivables are limited due to a large, geographically dispersed customer base.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

19. Quarterly Information (Unaudited)


                                      First    Second    Third    Fourth
1994                                 Quarter   Quarter  Quarter  Quarter
----                                 --------  -------  -------  --------

Sales                                $64,924   $65,026  $70,206  $68,728
Operating
  Income                              12,427     7,767   11,005    2,420
Income (Loss) from Continuing
Operations Before Extraordinary
Item and Cumulative Effect of
Accounting Principle Change            3,004       660    1,415   (2,252)
Gain on Disposal                           -         -   73,990      778
Income (Loss) from
Discontinued Operations                 (189)      328    1,843   (1,386)
Extraordinary Item                    (2,861)        -        -   (3,236)
Net Income (Loss)                       (424)      988   77,248   (6,096)

Income (Loss) Per Average Common
 Share from Continuing Operations
 Before Extraordinary Item and
 Cumulative Effect of
 Accounting Principle Change         $   .18   $   .04  $   .09  $  (.12)
Net Income (Loss) Per
 Average Common Share                $  (.03)  $   .06  $  4.68  $  (.32)

Common Stock *
  Market Price
    High                             $ 29.13   $ 25.94  $ 27.95  $ 26.53
    Low                              $ 26.05   $ 23.45  $ 20.13  $ 18.31
Class  B  Stock  *
  Bid Price
    High                             $ 33.05   $ 31.50  $ 27.70  $ 26.53
    Low                              $ 30.80   $ 27.23  $ 22.27  $ 18.25

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                         First     Second   Third    Fourth
1993                                     Quarter   Quarter  Quarter  Quarter
----                                     -------   -------  -------  -------

Sales                                    $61,055   $62,464  $64,858  $63,051
Operating income                           9,167    10,053   10,989    5,876
Income (Loss) from
 Continuing Operations
 Before Cumulative
 Effect of Accounting
 Principle Changes                           439       599      771   (5,597)
Loss from Discontinued
 Operations                               (1,906)     (225)    (139)    (800)
Net Income (Loss)                         (1,258)      374      632   (6,397)
Income  (Loss) Per Average
 Common  Share from
 Continuing Operations
 Before Cumulative Effect
 of Accounting
 Principle Changes                       $   .03   $   .04  $   .05  $  (.34)
Net Income (Loss) Per
 Average Common Share                    $  (.08)  $   .02  $   .04  $  (.39)
Common Stock *
  Market Price
   High                                  $ 17.75   $ 25.00  $ 28.00  $ 33.50
   Low                                   $ 13.50   $ 15.75  $ 23.50  $ 23.75
Class  B  Stock  *
  Bid Price
   High                                  $ 17.50   $ 26.50  $ 29.25  $ 35.25
   Low                                   $ 14.00   $ 15.75  $ 25.50  $ 29.25

* The Company's stock prices are quoted from the National Association of Securities Dealers, Inc. monthly statistical report.

(1) Net loss for the first quarter of 1994 was unfavorably impacted by an extraordinary charge prepayment of $2,861, net of taxes, for a penalty on the prepayment of long-term debt of the Telephone Group.

(2) Net loss for the first quarter of 1994 was favorably impacted by a gain of approximately $382, net of taxes, for a gain on the disposition of Pennsylvania cable properties.

(3) Net income for the third quarter of 1994 was favorably impacted by a gain of $73,990, net of taxes, on the disposal of the Company's cellular business.

(4) Net loss for the fourth quarter of 1994 was unfavorably impacted by an extraordinary charge of $3,236, net of taxes, for a penalty on the prepayment of long-term debt of the Company.

(5) Net loss for the fourth quarter of 1994 was unfavorably impacted by accruals of approximately $2,700, net of taxes, for termination and settlement of certain contracts of the Long Distance Group.

(6) Net loss for the fourth quarter of 1994 was unfavorably impacted by a provision of approximately $2,000 primarily for estimated nondeductible expenses.

(7) Net loss for the first quarter of 1993 was favorably impacted by $1,312 for a gain, net of taxes, on the sale of marketable securities.

(8) Net loss for the first quarter of 1993 was unfavorably impacted by $1,163 related to required changes in accounting for postretirement benefits other than pensions of $(1,448).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

(9) Net loss for the fourth quarter of 1993 was unfavorably impacted by $808 associated with interstate toll revenue settlement adjustments.
(10) Net loss for the fourth quarter of 1993 was unfavorably impacted by nonrecurring charges of $5,025, before income taxes, associated with employee separations and relocations as a result of the change in control of the Company.

     Previously reported financial information has been restated to reflect the discontinuation of the Company's Mobile Services business segment and certain reporting format changes made to conform to the 1994 reporting format. Quarterly earning per share are based on weighted average number of shares outstanding for each quarter, and as a result, may not add to the annual amount, which is based on average shares outstanding during the year.

20.   Subsequent Acquisitions
      -----------------------

       On September, 23, 1994, the Company entered into a merger agreement with Twin County Trans Video, Inc. ("Twin County") and its shareholders. The transaction is subject to regulatory approval and certain other conditions. The transaction is expected to close in the second quarter of 1995.
       The estimated excess purchase price over the estimated fair value of the assets acquired is not determinable at this time; however, such excess, which will be amortized over a period of approximately 15 years, may be significant.
       Twin County provides cable television service to approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania, situated within 75 miles of the New York, Philadelphia, and Wilkes-Barre metropolitan areas.
       On January 31, 1995, the Company purchased the assets of Higgins Lake Cable, Inc. The aggregate consideration for the purchase was cash of approximately $4,400. Higgins Lake Cable, Inc. provides cable television service to approximately 3,200 subscribers in northern Michigan.
       On February 24, 1995, the Company signed a letter of intent for the acquisition of the stock of Buffalo Valley Telephone Company. The transaction is expected to close during the third quarter of 1995. Buffalo Valley Telephone Company provides local telephone service to approximately 17,300 access lines in Union, Northumberland and Snyder counties in central Pennsylvania.
       The above business combinations will be accounted for by the purchase method of accounting.
       On January 24, 1995, the Company purchased a forty percent equity position in Megacable, S.A. De CV ("Megacable"). Megacable is Mexico's second largest cable television operator, currently serving over 174,000 subscribers in twelve cities.
       Additionally, Megacable was recently awarded a new franchise which adds 60,000 more potential subscribers to its overall base. The aggregate consideration for the purchase was cash of $84,115, subject to adjustments based on the fourth quarter 1995 exchange rate.
       This business combinations will be accounted for by the equity method of accounting. The excess cost over the underlying equity in the net assets of Megacable is not determinable at this time; however, such excess, which will be amortized over a period of approximately 15 years, may be significant.
       For their 1993 fiscal years, summarized financial information for the above investees is as follows;

                Megacable       Twin County     Higgins Lake    Buffalo Valley
                S.A.De CV     Trans Video,Inc.   Cable, Inc.   Telephone Company
                ---------     ----------------  ------------   -----------------
Sales            $24,000         $19,000           $877             $10,532
Net income       $ 1,870         $   468           $255             $ 2,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

REPORT OF MANAGEMENT
--------------------

       The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of C-TEC Corporation.
       The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with generally accepted accounting principles. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.
       Coopers & Lybrand, L.L.P., independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.
       The Board of Directors meets its responsibility for the Company's financial statements through its Audit Committee which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.


Bruce C. Godfrey
Executive Vice President - Chief Financial Officer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of C-TEC Corporation:


       We have audited the consolidated financial statements and the financial statement schedules of C-TEC Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits and financial statement schedules based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of C-TEC Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statement taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 11 to the consolidated financial statements effective January 1, 1994, the Company changes its method of accounting for certain investments in debt and equity securities and postemployment benefits. As discussed in Notes 1, 11 and 13 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.







2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1995

                                                                                           SCHEDULE 1

                                                         C-TEC CORPORATION
                                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                              1994                     1993                     1992
------------------------------------------------------------------------------------------------------------------------
                                                                               (THOUSANDS OF DOLLARS
                                                                             EXCEPT PER SHARE AMOUNTS)
INCOME:
  MANAGEMENT FEE CHARGES TO AFFILIATES                       $14,529                  $8,982                    $10,648
  INTEREST INCOME FROM SUBSIDIARIES                              -                       -                          -
  INTEREST INCOME-OTHER                                          -                       -                          -
  OTHER                                                          -                       -                          -
                                                         ---------------------------------------------------------------
        TOTAL INCOME                                          14,529                   8,982                     10,648
                                                         ---------------------------------------------------------------
EXPENSES:
  INTEREST EXPENSE ON NOTES PAYABLE TO BANKS                   9,540                   8,981                     10,648
  INTEREST EXPENSE ON NOTES PAYABLE TO SUBSIDIARIES              -                       -                          -
  GENERAL & ADMINISTRATIVE EXPENSES                               32                      53                        -
                                                         ---------------------------------------------------------------
         TOTAL EXPENSES                                        9,572                   9,034                     10,648
                                                         ---------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  EQUITY IN NET LOSS OF SUBSIDIARIES, EXTRAORDINARY ITEM,
  AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES        4,957                     (52)                       -

(BENEFIT) PROVISION FOR INCOME TAXES                           3,130                    (135)                       769
                                                         ---------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
  NET LOSS OF SUBSIDIARIES, EXTRAORDINARY ITEM, AND CUMULATIVE
  EFFECT OF ACCOUNTING PRINCIPLE CHANGES                       1,827                      83                       (769)

NET INCOME (LOSS) OF SUBSIDIARIES                             (2,239)                 (3,880)                     5,337
                                                         ---------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING
  PRINCIPLE CHANGES                                             (412)                 (3,797)                     4,568

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                   74,768                     -                          -

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       596                  (3,070)                    (6,629)
                                                         ---------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES           74,952                  (6,867)                    (2,061)

EXTRAORDINARY ITEM-DEBT PREPAYMENT PENALTY                    (3,236)                    -                          -

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES
  IN ACCOUNTING PRINCIPLES FOR INCOME TAXES                      -                       218                        -
                                                         ---------------------------------------------------------------

NET INCOME (LOSS)                                            $71,716                 ($6,649)                   ($2,061)
                                                         ===============================================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE:

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
           EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
           ACCOUNTING PRINCIPLE CHANGES                        (0.02)                  (0.23)                      0.27

         GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS            4.38                    0.00                       0.00

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS             0.03                   (0.18)                     (0.40)
                                                         ---------------------------------------------------------------
         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMUL-
         ATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES           4.39                   (0.41)                     (0.13)

         EXTRAORDINARY ITEM-DEBT PREPAYMENT PENALTY            (0.19)                   0.00                       0.00

         CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES
         IN ACCOUNTING PRINCIPLES FOR INCOME TAXES              0.00                    0.01                       0.00
                                                         ---------------------------------------------------------------
         NET LOSS                                               4.20                   (0.40)                     (0.13)
                                                         ===============================================================
AVERAGE COMMON SHARES OUTSTANDING                         17,078,842              16,506,494                 16,490,628
                                                         ===============================================================

                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
DECEMBER 31,                                          1994            1993
--------------------------------------------------------------------------------

         ASSETS

CURRENT ASSETS:
  CASH AND TEMPORARY CASH INVESTMENTS               $     -           $     -
  NOTES RECEIVABLE FROM SUBSIDIARIES                      -                 -
  ACCOUNTS RECEIVABLE FROM SUBSIDIARIES                   -                 -
  INCOME TAXES RECEIVABLE                                 -                 -
  PREPAYMENTS AND OTHER                                   -                 -
                                                    ----------------------------
  TOTAL CURRENT ASSETS                                    -                 -

INVESTMENT IN SUBSIDIARIES (STATED AT EQUITY)        360,475           165,561

PROPERTY, PLANT & EQUIPMENT                               -                 -

DEFERRED CHARGES                                          -                 -
                                                    ----------------------------
                                                    $360,475          $165,561
                                                    ============================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  DEMAND NOTES PAYABLE TO BANKS                     $     -           $     -
  NOTES PAYABLE TO SUBSIDIARIES                           -                 -
  ACCOUNTS PAYABLE TO SUBSIDIARIES                     8,104             4,226
  ACCRUED LIABILITIES AND OTHER                        2,957               972
                                                    ---------------------------
  TOTAL CURRENT LIABILITIES                           11,061             5,198

LONG-TERM DEBT                                             0           100,000
                                                    ---------------------------
        TOTAL LIABILITIES                             11,061           105,198
                                                    ---------------------------
SHAREHOLDERS' EQUITY
  COMMON STOCK, PAR VALUE $1, AUTHORIZED
   35,000,000 SHARES, ISSUED 19,074,448 SHARES IN
   1994 AND 8,137,865 SHARES IN 1993                  19,075             8,138
  CLASS B STOCK, PAR VALUE $1, AUTHORIZED
   8,753,203 SHARES, ISSUED 8,748,561 SHARES
   IN 1994 AND 8,749,570 IN 1993                       8,748             8,749
                                                    ---------------------------
        TOTAL COMMON STOCK                            27,823            16,887
  ADDITIONAL PAID IN CAPITAL                         227,034            20,635
  RETAINED EARNINGS                                   99,845            28,129
                                                    ---------------------------
        TOTAL                                        354,702            65,651
     TREASURY STOCK AT COST, 377,842 SHARES
     IN 1994 AND 1993                                 (5,288)           (5,288)
                                                    ---------------------------
        TOTAL SHAREHOLDERS' EQUITY                   349,414            60,363
                                                    ---------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $360,475          $165,561
                                                    ============================


                                                C-TEC CORPORATION AND SUBSIDIARIES                                       SCHEDULE II
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (THOUSANDS OF DOLLARS)

COLUMN A                      COLUMN B                       COLUMN C                       COLUMN D                     COLUMN E
--------                      --------                       ---------                       --------                     --------
                                                             ADDITIONS
                                                     ----------------------------
                               BALANCE AT             CHARGED           CHARGED                                          BALANCE AT
                              BEGINNING OF           TO COSTS           TO OTHER                                           END OF
DESCRIPTION                      PERIOD             AND EXPENSE         ACCOUNTS             DEDUCTIONS                    PERIOD
-----------                   ------------          -----------------------------            ----------                  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS.

                  1994               $679                $1,906            ($276)                  $917                     $1,393
                  1993               $559                $1,341              $85                 $1,306                       $679
                  1992               $381                $1,111              $69                 $1,002                       $559

ALLOWANCE FOR INVENTORY-
 DEDUCTED FROM MATERIAL AND SUPPLY
 INVENTORY IN THE CONSOLIDATED
 BALANCE SHEETS.

                  1994                $30                  $349             ($14)                 $129                        $235
                  1993                $25                  $226             ($10)                 $211                         $30
                  1992                $90                  $275             ($47)                 $293                         $25

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS.

                  1994             $6,114                 1,285               $0                 1,809                      $5,590
                  1993             $6,114                    $0               $0                    $0                      $6,114
                  1992                 $0                    $0               $0                    $0                          $0