Form 10-K/A
period 1994-12-31
C TEC CORP
filed 1995-04-03
CIK 310433

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

                       Documents Incorporated by Reference

1. Proxy Statement for 1995 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.



                                    PART  I
Item 1.    Business.
                                  The Company

     C-TEC Corporation was organized in 1979. It is incorporated under the laws of the Commonwealth of Pennsylvania and has its principal office in Princeton, New Jersey. C-TEC is a holding company with wholly-owned subsidiaries, which are engaged in various aspects of the communications industry and which are organized into four principal groups - Telephone, Cable Television, Communications Services, and Long Distance. Effective in 1994, the Company discontinued its Mobile Services business segment. Through its wholly-owned subsidiaries, C-TEC also has ownership interests of 80% and 43.63% in two cable television subsidiaries; and 53.48% in an alternative access telephone service provider.

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