Form 10-Q
period 1995-03-31
C TEC CORP
filed 1995-05-15
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995

                                      OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number                 0-11053

                               C-TEC CORPORATION
            (Exact name of registrant as specified in its charter)


        Pennsylvania                                          23-2093008
(State of other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                              105 Carnegie Center
                      Princeton, New Jersey   08540-6215
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

   YES     X        NO


        Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1995.

                               Common Stock            19,005,827
                               Class B Common Stock     8,439,340

                               C-TEC CORPORATION


                                     INDEX



 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Statements of
         Operations-Quarters Ended March 31,
         1995 and 1994

         Condensed Consolidated Balance Sheets-
         March 31, 1995 and December 31, 1994

         Condensed Consolidated Statements of
         Cash Flows-Quarters Ended March 31,
         1995 and 1994

         Notes to Condensed Consolidated Financial
         Statements


 Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition



 PART II.  Other Information

         Exhibits and Reports on Form 8-K

         SIGNATURE

PART 1.  FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   Quarter Ended
                                                      March 31
                                               1995            1994

SALES                                             $73,163         $64,924

COSTS & EXPENSES                                   61,136          52,497
                                               ----------      ----------
OPERATING INCOME                                   12,027          12,427

INTEREST & DIVIDEND INCOME                          4,839             350

INTEREST EXPENSE                                   (6,347)         (8,250)

GAIN ON SALE OF PENNSYLVANIA
   CABLE PROPERTIES                                     -             893

OTHER INCOME, NET                                     257             347
                                               ----------      ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                             10,776           5,767

PROVISION FOR INCOME TAXES                          2,937           2,500
                                               ----------      ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST AND
   EQUITY IN UNCONSOLIDATED ENTITIES                7,839           3,267

MINORITY INTEREST IN (INCOME) OF
   CONSOLIDATED ENTITIES                              (35)            (26)

EQUITY IN (LOSS) OF UNCONSOLIDATED
   ENTITIES                                        (2,602)           (237)
                                               ----------      ----------
INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY
   CHARGE AND CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGE                      5,202           3,004

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAX
   PROVISION  OF $4 IN 1995
   AND $190 IN 1994                                    15            (189)
                                               ----------      ----------
INCOME BEFORE EXTRAORDINARY
   CHARGE AND CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGE                      5,217           2,815

EXTRAORDINARY CHARGE - DEBT                             -          (2,861)
PREPAYMENT PENALTY

CUMULATIVE EFFECT ON PRIOR YEARS
   OF CHANGE IN ACCOUNTING
   PRINCIPLE FOR POSTEMPLOYMENT
   BENEFITS                                             -           ($378)
                                               ----------      ----------
NET INCOME (LOSS)                                  $5,217           $(424)
                                               ==========      ==========

                                                                             Quarter Ended
                                                                                March 31
                                                                       1995                   1994
Earnings (loss) per average common share

Income from continuing operations before
   extraordinary charge and cumulative effect
   of accounting principle change                                     $.19                    $.18

Income (loss) from discontinued operations                               -                    (.01)
                                                                ----------              ----------

Income before extraordinary charge and
   cumulative effect of accounting principle
   change                                                              .19                    .17
Extraordinary charge-debt prepayment
   penalty                                                               -                   (.17)

Cumulative effect on prior years of change in
   accounting principles                                                 -                   (.03)
                                                                ----------             ----------
Net income (loss)                                                     $.19                  $(.03)
                                                                ==========             ==========
Average common shares outstanding                               27,445,167             16,509,593


See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                March 31          December 31
                                                  1995               1994
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments             $ 89,661           $178,195
Short term investments                           124,700            127,245
Other current assets                              58,426             51,749
Deferred income taxes                              7,664              7,057
                                                --------           --------
    Total current assets                         280,451            364,246
                                                --------           --------

PROPERTY, PLANT AND EQUIPMENT
  Telephone Plant                                406,252            399,330
  Cable Plant                                    199,201            192,879
  Mobile Services Plant                            2,578              2,456
  Other Property, Plant and Equipment             13,455             12,948
                                                --------           --------
    Total Property, Plant and Equipment          621,486            607,613
    Accumulated Depreciation                     275,748            267,185
                                                --------           --------
    Net Property, Plant and Equipment            345,738            340,428
                                                --------           --------

INVESTMENTS                                      100,033             14,569
                                                --------           --------

INTANGIBLE ASSETS, NET                            50,391             50,319
                                                --------           --------

DEFERRED CHARGES AND OTHER ASSETS                 25,960             22,963
                                                --------           --------

TOTAL ASSETS                                    $802,573           $792,525
                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
  debt and preferred stock                      $  9,010           $  9,028
Advance billings & customer deposits               8,857              8,169
Accrued taxes                                     22,956             21,807
Accrued interest                                   2,182              5,751
Accrued contract settlements                       5,150              5,150
Other current liabilities                         48,243             48,978
                                                --------           --------

Total current liabilities                         96,398             98,883
                                                --------           --------

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                 March 31     December 31
                                                   1995           1994

LONG-TERM DEBT                                    279,124        273,376
                                                  -------        -------

DEFERRED INCOME TAXES AND INVESTMENT
  TAX CREDITS                                      45,772         43,600
                                                  -------        -------

OTHER DEFERRED CREDITS                             27,705         26,995
                                                  -------        -------

REDEEMABLE PREFERRED STOCK                              -            257
                                                  -------        -------

COMMON SHAREHOLDERS' EQUITY:
  Common Stock                                     27,823         27,823
  Additional Paid-in Capital                      227,031        227,034
  Retained Earnings                               105,062         99,845
  Treasury Stock at cost, 377,842 shares
    at March 31, 1995 and December 31, 1994        (5,288)        (5,288)
  Cumulative translation adjustments               (1,054)             -
                                                  -------        -------

  Total Common Shareholders' Equity               353,574        349,414
                                                  -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        802,573        792,525
                                                  =======        =======

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                      Quarter Ended
                                                                         March 31
                                                               1995                 1994

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $11,962              $16,910
                                                             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment                   (15,472)             (11,905)
   Proceeds from sale of Pennsylvania
      cable properties                                              -                1,200
   Proceeds from redemption of investment in
      RTB Stock                                                     -                1,141
   Reduction of short-term investments                          2,545                    -
   Acquisitions                                               (94,265)                   -
   Other                                                        1,192                  806
                                                             --------             --------
   Net Cash Used in Investing Activities                     (106,000)              (8,758)
                                                             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Penalty on early retirement of debt                              -               (2,861)
   Issuance of Long-Term Debt                                   8,000              135,143
   Redemption of Long-Term Debt                                (2,271)            (149,132)
   Net Short-Term Borrowings                                        -                  826
   Other                                                         (225)                 216
                                                             --------             --------
   Net Cash (Used in) Provided by
      Financing Activities                                      5,504              (15,808)
                                                             --------             --------
   Net Decrease in Cash and Temporary Cash
      Investments                                             (88,534)              (7,656)
   Cash and Temporary Cash Investments at
      Beginning of Year                                       178,195               60,182
                                                             --------             --------
  Cash and Temporary Cash Investments at
      March 31,                                               $89,661              $52,526
                                                             ========             ========
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                    $9,917              $10,435
                                                             ========             ========

    Income taxes                                               $5,052                 $867
                                                             ========             ========

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)


1. The condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1994, as amended on April 3, 1995.

2. In 1995, the Company received official notification of final settlement from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. Through March 1995, approximately $25,570 in amortization of these assets has been deducted for tax purposes. As a result of this disallowance, taxes payable for prior tax years increased approximately $5 million, net operating loss carryforwards are reduced by approximately $25 million and AMT credits are increased by approximately $5 million.
Additionally, interest ranging from $1-$2 million will be payable. Management had accrued an amount approximating the financial statement effect of the above adjustments in prior periods.

3. On September 9, 1994, the Company completed the sale of its cellular properties, which were part of its Mobile Services business segment, to Independent Cellular Network, Inc. for approximately $190,500. The Company received cash of approximately $182,300. The remaining proceeds are subject to certain holdbacks and escrow agreements of which approximately $6,000 is included in other current assets and approximately $2,200 is included in other assets in the accompanying March 31, 1995 and December 31, 1994 consolidated balance sheets in accordance with the payment terms of the respective agreements. In December 1994, the Company completed the sale of its telephone answering service operations and signed a letter of intent relative to the disposition of its paging operations. The paging disposition is expected to be completed in 1995 and the Company expects to realized a gain on disposal. Such gain is not expected to be material. The telephone answering service and paging operations constituted the remaining portion of the Company's Mobile Services business segment. Therefore, the Company has accounted for the Mobile Services operations as discontinued operations. Prior years financial statements have been restated to reflect the discontinuation of the Mobile Services business segment and all activity up to the date of disposition has been accounted for as discontinued operations. Sales of the Mobile Services business segment were $697, and $2,325 for the three months ended March 31, 1995 and 1994, respectively.

4. On January 24, 1995, the Company purchased a forty percent equity position in Megacable, S.A. De CV ("Megacable"). The aggregate consideration for the purchase was cash of $84,115, subject to adjustments based on the fourth quarter 1995 exchange rate. The Company accounts for its investment by the equity method of accounting. Megacable translates its assets and liabilities into U.S. dollars at the rates in effect at the end of the fiscal period. The Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustments account in the shareholders' equity section of the balance sheet. Megacable translates its revenue and expense accounts into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period depending on the value of the dollar against the peso. The excess cost over the underlying equity in the net assets of Megacable is approximately $94 million, which excess is being amortized on a straight-line basis over 15 years. For the quarter ended March 31, 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $2,138. The Company's share of cumulative foreign currency translation was $1,054 for the quarter ended March 31, 1995. Summarized information for the financial position and results of operations of Megacable, Inc. as of and for the three months ended March 31, 1995 is as follows:


      Assets                                 $111,245
      Liabilities                            $ 59,552
      Stockholders' Equity                   $ 51,693
      Sales                                  $  5,102
      Costs and Expenses                        3,925
      Foreign Currency Transaction Losses       5,860
      Net Loss                                 (3,666)


5. On January 31, 1995, the Company purchased the assets of Higgins Lake Cable, Inc. The aggregate consideration for the purchase was cash of approximately $4,600.


6.  The provision for income taxes consists of the following:

                                                      March 31,
                                                   1995      1994
Currently payable                                  $3,283   $2,426
Deferred                                             (196)     258
Investment Tax Credits                               (150)    (184)
                                                   ------   ------
  Total provision from continuing operations       $2,937   $2,500
Provision from discontinued operations                  4      190
                                                   ------   ------
  Total provision for income taxes                 $2,941   $2,690
                                                   ======   ======

The provision for income taxes is different than the amount computed by applying the U.S. statutory federal tax rate.

The differences are as follows:

                                                   March 31,
                                                 1995     1994
Income before provision for income taxes and
  cumulative effect of accounting principle
  changes                                       $8,139   $5,504
                                                ------   ------
Federal tax provision at statutory rate         $2,848   $1,926
Increase (reduction) due to:
State income taxes, net of federal benefit         795      973
Amortization of investment tax credits            (150)    (184)
Rate differential applied
  to reversing timing differences                 (419)    (119)
Estimated nondeductible expenses                     -      375
Non-deductible goodwill                             35       35
Tax-exempt interest                                  -      (77)
Equity in unconsolidated entities                  198      138
Adjustments to prior years                           5     (121)
Deferred tax amortization                         (486)    (482)
Other, net                                         111       36
                                                ------   ------
Provision for income taxes                      $2,937   $2,500
                                                ======   ======


    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                         March 31,   December 31,
                                            1995         1994
                                         ----------  -------------
Net operating loss carryforwards          $  5,127       $  4,772
Investment tax credit carryforwards            342            342
Alternative minimum tax credits             12,197         13,014
Regulatory liability - deferred taxes        6,049          6,060
Benefit plans                                  402            536
Accruals for nonrecurring charges and
contract settlements                         3,422          3,366
Reserve for bad debts                          640            540
All other                                    5,151          3,981
                                          --------       --------
Total deferred tax assets                   33,330         32,611
                                          --------       --------

Property, plant and equipment              (53,301)       (51,808)
Intangible assets                           (4,095)        (4,163)
Regulatory asset - state flow-through       (4,607)        (3,864)
All other                                   (2,489)        (2,569)
                                          --------       --------
Total deferred tax liabilities             (64,492)       (62,404)
                                          --------       --------

   Subtotal                                (31,162)       (29,793)
                                          --------       --------
Valuation allowance                         (5,936)        (5,590)
                                          --------       --------
Total deferred taxes                      $(37,098)      $(35,383)
                                          ========       ========

     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 1995 was an increase of $346.


7. On May 8, 1995, the Company sold its investment in Northeast Networks, Inc. for cash of $5,007. The Company expects to realize a gain of approximately $2,600 on the disposal.


8. The Company has ensured payment of an obligation in the amount of $1.4 million for Mercom, Inc., of which the Company owns 43.63% of outstanding capital stock. In the opinion of management, it is not probable that the Company will be required to satisfy this contingency.

9. In March 1995, the Company made a $5,000 nonrefundable deposit on its acquisition of Twin County Trans Video, Inc. The transaction is subject to regulatory approval and certain other conditions. The transaction is expected to close in 1995.

10. In March 1995, the Company made a demand loan of $887 to Mercom, Inc., of which the Company owns 43.63% of outstanding Common Stock. The loan bears interest at 7.7% at March 31, 1995.

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


Results of Operations


     C-TEC Corporation and subsidiaries' (the "Company") net income was $5,217, or $.19 per average common share for the first quarter of 1995 as compared to a net loss of ($424) or (.05) per average common share, for the same period in 1994. The improvement is primarily due to higher interest and dividend income of approximately $4,500 resulting from earnings on the proceeds of the Company's stock rights offering and Cellular disposition in 1994 and lower amortization of approximately $2,600 primarily due to the expiration of significant Cable Group noncompete agreement in August 1994. Additionally, in the first quarter of 1994, the Telephone Group incurred a penalty of $2,861 net of income tax benefits, on the early repayment of long-term debt. These improvements were offset primarily by the Company's proportionate share of the loss of Megacable, S.A. de C.V. and amortization of the Company's excess investment over the underlying equity in the net assets of Megacable, which aggregated approximately $2,100 for the first quarter of 1995. This loss was largely due to foreign currency transaction losses incurred by Megacable as a result of devaluation of the peso during the first quarter of 1995. During the second quarter of 1995, the peso has been experiencing a recovery in value although there is no assurance that such recovery will continue.

     Sales were $73,163 for the first quarter of 1995 as compared to $64,924 for the first quarter of 1994, with the primary increases occurring the Long Distance and Communications Services Groups.

     A discussion of operating cash flow (earnings before interest, depreciation, amortization and taxes) by business segment follows:


     Telephone Group
     ---------------

        Sales of the Telephone Group increased approximately $389 for the first quarter of 1995 as compared to the same period in 1994. The increase is primarily due to higher local network service revenue, due to approximately 8000 additional access lines over the same period in 1994 and higher interstate access revenue offset by lower long distance toll revenue due to a decline in messages.

        Operating expenses, excluding depreciation and amortization, were relatively stable as compared to the same period in 1994 with primary increases occurring in central office software expenses resulting from the Telephone Group's network development plans and in materials.


     Cable Group
     -----------

            Sales of the Cable Group increased approximately $732 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to approximately 13,000 additional subscribers over the same period in

1994. Pay per view revenue declined slightly over 1994 due to lower events in 1994.

        Operating expenses, excluding depreciation and amortization, increased approximately $1,313, or 9.8% for the first quarter of 1995 as compared to the same period in 1994 primarily due to higher basic programming costs due to additional subscribers, rate increases and new channels. Customer Service expenses increased due to additional positions while general and administrative costs increased due to higher insurance costs.


     Long Distance Group
     -------------------

        Sales of the Long Distance Group increased approximately $5,400, or 86.7%, for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to higher revenues of approximately $2,800 from resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for sales of this product is expected to terminate during the second quarter of 1995. Additional switched business and switched residential sales resulting principally from increases in customers, account for the majority of the increase.

        Operating expenses, excluding depreciation and amortization increased $5,164, or 73.7% for the first quarter of 1995 as compared to the same period in 1994, primarily related to expenses associated with the Tariff 12 sales and higher carrier expense resulting from the increases in switched sales.


     Communications Services Group
     -----------------------------

            Sales of the Communications Services Group increased $1,705, or 42.9%, for the first quarter of 1995 as compared to the same in period in 1994 primarily due to a large premise distribution systems services project for a hospital.

        Operating expenses, excluding depreciation and amortization, increased $1,867, or 42.4%, for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to higher costs of sales resulting from higher sales volume.


     Depreciation and Amortization
     -----------------------------

        Depreciation and amortization decreased $2,634, primarily due to decreased amortization of $3,250 associated with the expiration of significant Cable Group noncompete agreement in August 1994.


     Interest and Dividend Income
     ----------------------------

        Interest and dividend income increased $4,489 for the quarter ended March 31, 1995 as compared to the same period in 1994 primarily as a result of investment earnings on the proceeds received from the sale of the Company's Cellular operations in September 1994 and from the Company's stock rights offering which concluded in December 1994. These transactions, net of the Company's $84,115 investment in Megacable S.A. de C.V. on January 1995, are primarily responsible for the average invested balance to be approximately $243,000 for the first quarter of 1995 as compared to approximately $60,000 for the first quarter of 1994. The weighted average interest rate has increased approximately 67% for the majority of the invested portfolio over the same quarter in 1994. Additionally, contributing to the increase were dividends received on the Telephone Group's investment in Rural Telephone Bank (RTB) Class C Stock, which was converted from non-dividend paying RTB Class B

Stock in connection with the early retirement of certain debt of the Telephone Group in March 1994.


     Income Expense
     --------------

        Interest expense decreased $1,903 for the three months ended March 31, 1995 as compared to three months ended March 31, 1994 primarily as a result of the early repayment of the Company's $100,000 Senior Secured Notes in December 1994. The Senior Secured Notes had a stated interest rate of 9.52%


     Other
     -----

        The Company's equity in the loss of unconsolidated entities increased $2,365 for the first quarter of 1995 as compared to the same period in 1994 primarily due to the Company's share of the loss of Megacable and amortization of the loss of Megacable and amortization of the excess of the Company's investment in Megacable over its underlying equity on the net assets of Megacable which aggregated approximately $2,138. The Company's share of Megacable's losses were significantly impacted by foreign currency transaction losses incurred by Megacable as a result of the devaluation of the peso during the first quarter of 1995. During the second quarter of 1995, the peso has been experiencing a recovery in value although there is no assurance that such recovery will continue.


     Financial Condition
     -------------------

        Cash and temporary cash investments decreased and investments increased as of March 31, 1995 as compared to December 31, 1994, primarily as a result of the Company's $84,115 investment in Megacable S.A. de C.V. in January 1995.

        Other current assets increased primarily as a result of higher inventory balances at the Telephone and Communications Services Groups due to construction projects in progress. Additionally, other current assets increased as a result of the required prepayment by the Telephone Group of its 1995 Pennsylvania Gross Receipts Tax. The unamortized balance was $1,628 at March 31, 1995. Interest and dividends receivable, included in other current assets increased $1,444 at March 31, 1995 over December 31, 1994.

     Deferred charges and other assets increased as a result of the regulatory accounting treatment of deferred state income taxes by the Telephone Group. The Telephone Group is permitted to recognize only state income taxes actually paid as a cost of service. Accordingly, a regulatory asset is established for the tax effect temporary differences expected to be recovered from rate payers when such taxes are actually paid.

Liquidity and Capital Resources

                                                       March 31    December 31
                                                         1995         1994

Cash and Temporary Cash Investments and
 Short-term investments                                $214,361     $305,440


Working Capital                                        $184,053     $265,363


Long-Term Debt (including current maturities)          $288,134     $282,385



                                                    Three Months Ended March 31,
                                                         1995         1994

Net cash provided by
 operating activities                                  $11,962      $16,910


Operating income before depreciation
 and amortization (excluding Mobile Services
 business segment in 1994)                             $25,855      $28,888


Investing Activities:
 Additions to property, plant and equipment
   (excluding Mobile Services business segment
   in 1994)                                            $15,472       $9,504


 Acquisitions                                           94,265            -


Total                                                 $109,737       $9,504


     The Company remains in a strong liquidity position at March 31, 1995 despite declines in cash, temporary cash investment and short-term investments and working capital over December 31, 1994 primarily due to the Company's $84,115 investment in Megacable S.A. de C.V. Long term debt increased primarily as a result of increase of $8,000 in the Cable Group's Revolving Credit Agreement over December 31, 1994. This increase is primarily due to the Group's interest payment on March 1, 1995 for its $150,000 Senior Secured Notes.

     The Cable Group anticipates that the outstanding balance of the Revolving Credit Agreement will decrease only slightly during the remainder of 1995 since the Group will utilize its cash flow from operations to fund its expanded capital expenditures program in 1995.

     Net cash provided by operating activities represented 77.3% and 177.9% of additions to property, plant and equipment for the three months ended March 31, 1995 and 1994, respectively. This decline is largely the result of a significant increase in addition to property, plant and equipment by the Telephone and Cable Groups compared to the three months ended March 31, 1994. The increase at the Telephone Group is a result of delays experienced in the construction schedule in 1994 due to the Telephone Group for 1995 are currently expected to approximate the 1994 level. The increase at the Cable

Group's the result of the Group's network upgrades to enable it provide local telephone service in direct competition with existing telephone companies. The Cable Group's capital expenditures are currently expected to remain ahead of the 1994 level throughout 1995.

     The Company intends to utilize its available cash balance to finance the pending acquisitions of Twin County Trans Video, Inc. and Buffalo Valley Telephone Company, to develop full service networks using certain of the Company's cable television and telephone systems or other platforms such as leased or overbuilt facilities and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry.

     The Company owns 43.63% of the outstanding stock of Mercom, Inc. In April 1995, Mercom, Inc. filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock, that are proposed to be offered and sold to shareholders in a rights offering.

     Mercom, Inc. expects to raise approximately $8.5 million in the rights offering.

     Under the terms of the proposed rights offering, Mercom, Inc. will distribute transferable rights to holders of shares of Common Stock on a record date to be fixed by the Board of Directors, which date is expected to be the effective date of the registration statement. The rights will be distributed pro rata to each shareholder based on the number of shares held on the record date. Each right will entitle the holder to purchase one share of Common Stock at a price to be determined by Mercom, Inc. when the rights offering is commenced. In addition, holders of rights will be entitled to subscribe, pursuant to an oversubscription privilege, for shares of Common Stock that are allocated for sale pursuant to the rights offering but are not sold because rights are not exercised.

     C-TEC Corporation has informed the Mercom, Inc. that it intends to exercise all of the rights it receives in respect to the shares it holds, and that it intends to subscribe, pursuant to the oversubscription privilege available to all shareholders, for all other shares of Common Stock being offered.


REGULATORY ISSUES
CABLE TELEVISION CONSUMER PROTECTION
AND COMPETITION ACT

     The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed The Cable Television Consumer Protection and Competition Act of 1992 (the "Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the Act requires the Federal Communications Commission (the "FCC") to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

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

     Additionally, the FCC issued its going forward rules, effective January 1, 1995. Under the new going forward rules, operators may continue to pass through the cost of new channels plus a 7.5 percent mark-up. Alternatively, under the new rules, which generally apply only to cable programming service tiers, operators have the option of imposing a $0.20 per channel per month mark-up (limited to $1.20 over the next two years and $1.40 over the next three years) for new channels. In addition, under the new alternative, operators may pass through increases in cable programming service costs (from May 15, 1994 through December 31, 1996) only in an amount not to exceed $0.30 per subscriber per month. Under the new rules, operators also may add unregulated "new product tiers," composed of new channels and/or channels that duplicate existing channels. Operators must choose to make adjustments based on either the new rules or the old rules for all channel additions after May 14, 1994.


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

     The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 49% of the Company's municipalities have filed to regulate basic cable service rates with 36% of these municipalities currently certified to regulate basic rates.

     In November, 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company continues to believe it is in full compliance with the original Act. However, on December 30, 1994, the FCC issued a Memorandum Opinion and Order which ordered that C-TEC's a la carte packages in two Michigan communities as they existed on November 17, 1993, are subject to rate regulation as of September 1, 1993, and the channels composing them must be counted by C-TEC as rate regulated channels for purposes of rate justification, as of that date. The order also terminated the remaining 14 inquiries regarding other C-TEC Michigan franchises since these franchises withdrew their complaints and accepted the Company's settlement offer, discussed below. The Company submitted an application for review of the Memorandum Opinion and Order with the FCC on January 30, 1995. The Company accrued for the potential a la carte liability in 1994.

     The Company has been challenged on it's existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and is involved in on going negotiations with these communities. The Company accrued an amount which represents its best estimate of it's subscriber refund liability in Michigan in 1994. This amount represents a reduction of the limited basic rate by $.30 cents per month for each subscriber from December 31, 1994 back to the date of initial regulation. The proposed settlement with the Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 75% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The FCC issued new rate regulation guidelines which were effective May 1994. During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase will be implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC going forward rules. Five Michigan communities to date have filed complaints with the FCC relative to the April rate increase. The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its rates.

     The Company's remaining regulated cable systems in New York and New Jersey are regulated by the respective state regulatory commissions, since such commissions have certified with the FCC to regulate basic cable service rates on behalf of all communities in those states. In August, 1994 the State of New Jersey Board of Public Utilities (the "Board") ruled on the Company's rates which were in effect prior to May 15, 1994. The Board approved the basic rate and ruled that the Company's a la carte package should not be considered a regulated tier. The Board did, however, order a two dollar reduction in the rate charged for converter rental. In 1994, the Company accrued for a refund liability back to September 1, 1993. Additionally, the Company has changed its rate for converter rental for future periods to reflect the Board's decision. The State of New Jersey has again challenged the Company's rate structure, including a la carte services, under the revised regulations. The rate structure in the State of New Jersey changed in April 1995, however, from September 1993 until April 1995 the rate structure had not changed and therefore the Company believes that it has minimal exposure as a result of this second challenge. During the first quarter of 1995, the company commenced basic rate increase notifications to all of its New Jersey and New York subscribers. The rate increase was implemented in April 1995 and was in conformity with the FCC going forward rules. The Company continues to believe that its New York and New Jersey systems are in compliance with the Act. The Company has filed the revised benchmark forms for these states as required and the regulated cable rates after May 15, 1994 are below the benchmarks, excluding a la carte channels.

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

                          Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
        (a.) Exhibits
             (27) Financial Data Schedule


        (b.) Reports on Form 8-K
             The Company filed a Form 8-K on February 8, 1995 to announce the acquisition of a 40 percent equity position in Megacable, S.A. De CV for approximately $84 million in cash.


             The Company filed a Form 8-K on April 10, 1995 with the required financial statements and pro forma financial information related to its acquisition of Megacable, S.A. De CV.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C-TEC CORPORATION



DATE: May 15, 1995                     /s/ Bruce C. Godfrey
                                       ----------------------------
                                       Bruce C. Godfrey
                                       Executive Vice President and
                                       Chief Financial Officer