Form 10-K405/A
period 1994-12-31
C TEC CORP
filed 1995-07-31
CIK 310433

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

     Competition for the Cable Group's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish and set-top terminal may increase competition in the future.
Two DBS companies have launched their services in 1994. These services are generally available throughout the country, including areas in which the Cable Group operates. In addition, recent changes in federal regulation allow telephone companies to lease their networks to video programmers under the video dial-tone platform. Also, the current regulatory environment appears to be fostering competition in cable television directly by telephone companies, and in telephone by cable companies. Regulation in a competitive environment is still evolving. The Company continues to monitor the progress of regulations affecting the telecommunications industry and continually monitors its business plan to address future competition. It is impossible to quantify at this time the negative impact of these technological and regulatory developments on the cable television industry in general or on the Cable Group in particular. The following table summarizes the development of the Cable Group over the last five years.

                               As of December 31

                         1990       1991       1992       1993       1994
                         ----       ----       ----       ----       ----
Homes Passed:
 Owned Systems           322,755    334,461    343,871    354,929    363,322
Managed Systems           57,736     58,726     59,988     61,730     63,721

Basic Subscribers:
 Owned Systems           195,699    207,355    217,382    224,849    238,201
Managed Systems           32,319     33,692     34,118     34,714     37,324

Basic Penetration:
 Owned Systems           60.6%      62.0%      63.2%      63.4%      65.6%
Managed Systems          56.0%      57.3%      56.9%      56.2%      58.6%

Average Monthly
 Revenue per
 Subscriber:
  Owned Systems          $28.78     $30.93     $32.28     $34.51     $33.48
Managed Systems-         $27.64     $27.60     $30.05     $29.70     $29.36
  -(for the month of
     December)


Note: The Company has changed the manner in which it computes statistics for premium subscribers over the five year period. Therefore, comparable data for premium service units and premium penetration is not available.


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

     In September 1994, the Company completed the sale of its cellular properties and business for approximately $190,500 and realized a gain of $74,691. In December 1994, the Company completed the sale of its telephone answering service operation for $280 and realized a gain of $77. Also in December 1994, the Company signed a letter of intent to dispose of its paging operations. The disposition of the paging business, which operates in northeastern Pennsylvania, is expected to be completed in mid 1995 and result in a gain which is not expected to be material to 1995 operating results. These businesses constituted the Company's Mobile Services business segment.

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

                                               C-TEC CORPORATION

                                                 \s\ David C. McCourt
                                               ----------------------
Date:  July 31, 1995                           By  David C. McCourt,
                                                   Chairman and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      Signature



   \s\ David C. McCourt
       David C. McCourt                 Chairman and              July 31, 1995
                                        Chief Executive Officer


   \s\ Michael J. Mahoney
       Michael J. Mahoney               President and             July 31, 1995
                                        Chief Operating Officer




   \s\ Bruce C. Godfrey

       Bruce C. Godfrey             Executive Vice President      July 31, 1995
                                      and Chief Financial Officer


   \s\ Ralph S. Hromisin            Vice President                July 31, 1995
       Ralph S. Hromisin              and Corporate Controller


DIRECTORS:


   \s\ David C. McCourt                                           July 31, 1995
       David C. McCourt


   \s\ James Q. Crowe                                             July 31, 1995
       James Q. Crowe


   \s\ Walter E. Scott, Jr.                                       July 31, 1995
       Walter E. Scott, Jr.



   \s\ Richard R. Jaros                                           July 31, 1995
       Richard R. Jaros



   \s\ Robert E. Julian                                           July 31, 1995
       Robert E. Julian



   \s\ Thomas C. Stortz                                           July 31, 1995
       Thomas C. Stortz



   \s\ David C. Mitchell                                          July 31, 1995
       David C. Mitchell



   \s\ Frank M. Henry                                             July 31, 1995
       Frank M. Henry

    \s\ Daniel E. Knowles                                         July 31, 1995
        Daniel E. Knowles



    \s\ Eugene Roth, Esquire                                      July 31, 1995
        Eugene Roth, Esquire


    \s\ Stuart E. Graham                                          July 31, 1995
        Stuart E. Graham




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

     Nonrecurring charges of $5,025 were recorded during 1993 associated with the change in control of the Company in October 1993 from the prior control group to RCN Corporation, a subsidiary of Peter Kiewit Sons', Inc. The charges include a provision of $3,150 for employee relocation expenses made in anticipation of the relocation of certain key corporate and operating group functions to the Princeton, New Jersey area. The Company is focusing its market strategy in this area and believes that a greater physical presence is

Management's Discussion and Analysis of Results of Operations
 and Financial Condition
    (Thousands of dollars, except per share amounts)

crucial to the success of planned business opportunities. Asset write downs were not required and were not included in the provision. The relocation occured in September 1994 and was funded by operations. The charges also $1,875 for employee separations, related to the change in control of the Company.

     Also negatively impacting 1993 results was the cumulative effect on prior years of required changes in accounting, principally for postretirement benefits other than pensions, of $1,448.

     The Company's 1993 income tax provision from continuing operations was $4,845 higher than in 1992. See "Income Taxes".

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

     Operating expenses, excluding depreciation and amortization, increased $17,556 or 78.7% in 1994 and $7,669, or 52.4% in 1993. In 1994, carrier expense increased directly with and as a result of higher switched service and 800 service sales. Sales and marketing salaries expense increased $1,854 due to the opening of four new sales offices in late 1993 and related expansion of the sales force. Advertising expense increased approximately $1,300 due to various promotional and discount campaigns designed to obtain a greater market share and develop name recognition. Additionally, the Long Distance Group recorded accruals of approximately $5,300 related to contract termination and settlement. The Long Distance Group operates principally in Pennsylvania. The marketing and promotional contracts which were terminated generally committed the Long Distance Group to conduct business in other states which were phased out of its near term business plan in connection with an overall review of the Group's growth strategy. The Long Distance Group would expect to procure alternate providers of such services at such time as it believes it is appropriate to do so based on its business plan. The termination of these contracts will not have a material adverse effect on the sales of the Long Distance Group and the Company expects that the Group's margins will be higher in the short and long term due to the termination of these high cost contracts. The primary components of the 1993 increase were carrier expense of $2,046 due to increases in billed minutes, partially offset by a decrease in the average cost per minute; and expenses associated with the AT&T tariff product of $2,065.

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

Discontinued Operations

     The Company disposed of its cellular properties and business in September 1994 and realized a gain of $74,691, net of income taxes. In December 1994, the Company also disposed of its telephone answering service operations and entered into an agreement for the disposal of its paging business. A gain of $77, net of taxes, was realized on the disposition of the telephone answering service operations and the Company expects to realize a gain on the disposal of its paging operations when the transaction is completed in 1995. The gain on the pending disposal of the paging operations is not expected to be material to 1995 operating results. The Company expects the transaction to close in July 1995. Since the cellular, telephone answering service and paging operations constituted the Company's Mobile Services business segment, the Company has accounted for these operations and dispositions as discontinued operations.

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


CONSOLIDATED STATEMENTS OF OPERATIONS
C-TEC Corporation and Subsidiaries
(Thousands of Dollars Except Per Share Amounts)
For the Years Ended December 31,                   1994        1993        1992
- --------------------------------------------------------------------------------
Sales                                          $268,884    $251,428    $231,263
- --------------------------------------------------------------------------------
Costs and Expenses                              235,265     210,318     192,146
Nonrecurring Charges                                  -       5,025           -
- --------------------------------------------------------------------------------
Operating Income                                 33,619      36,085      39,117
- --------------------------------------------------------------------------------
Interest and dividend income                      6,926       1,524       2,060
Interest expense                                (34,562)    (34,020)    (37,080)
Gain on sale of marketable equity securities          -       1,988       6,074
Other income, net                                 1,017       1,368         262
- --------------------------------------------------------------------------------
Income from Continuing Operations Before
  Income Taxes                                    7,000       6,945      10,433
- --------------------------------------------------------------------------------
Provision for income taxes                        3,820      10,720       5,875
- --------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  Before Minority Interest and Equity in
  Unconsolidated Entities                         3,180      (3,775)      4,558
- --------------------------------------------------------------------------------
Minority interest in (income) of
  consolidated entities                             (95)        (85)        (43)
Equity in (loss) income of unconsolidated
  entities                                         (258)         72          53
- --------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  Before Extraordinary Item and Cumulative
  Effect of Accounting Principle Changes          2,827      (3,788)      4,568
- --------------------------------------------------------------------------------
Gain on disposal of discontinued operations,
  net of income taxes of $56,333                 74,768           -           -
Income (loss) from discontinued operations,
  net of income tax provision (benefit)
  of $351 in 1994,$(6) in 1993
  and $(2,591) in 1992                              596      (3,070)     (6,629)
- --------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item
  and Cumulative Effect of Accounting
  Principle Changes                              78,191      (6,858)     (2,061)
Extraordinary item - debt prepayment
  penalties, net of income tax benefit of
  $(3,896)                                       (6,097)          -           -
Cumulative effect on prior years of changes
  in accounting principles for:
    Postretirement benefits other than
      pensions                                        -      (1,448)          -
    Income taxes                                      -       1,657           -
    Postemployment benefits                        (378)          -           -
- --------------------------------------------------------------------------------
Net Income (Loss)                               $71,716     $(6,649)    $(2,061)
- --------------------------------------------------------------------------------
Earnings (Loss) Per Average Common Share
Income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting principle changes           $.17       $(.23)       $.27
Gain on disposal of discontinued operations        4.38           -           -
Income (loss) from discontinued operations          .03        (.18)       (.40)
- --------------------------------------------------------------------------------
Income (loss) before extraordinary item and
  cumulative effect of accounting principle
  changes                                          4.58        (.41)       (.13)
Extraordinary item - debt prepayment
  penalties, net of income taxes                   (.36)          -           -
Cumulative effect on prior years of changes
  in accounting principles                         (.02)        .01           -
- --------------------------------------------------------------------------------
Net income (loss)                                 $4.20       $(.40)      $(.13)
- --------------------------------------------------------------------------------
Average Common Shares Outstanding            17,078,842  16,506,494  16,490,628
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
C-TEC Corporation and Subsidiaries
(Thousands of Dollars)
December 31,                                            1994      1993
- ----------------------------------------------------------------------
ASSETS
Current Assets
  Cash and temporary cash investments               $178,195  $ 60,182
  Short-term investments                             127,245         -
  Accounts receivable, net of reserve for
    doubtful accounts of $1,393 in 1994 and
     $679 in 1993                                     37,639    32,592
  Unbilled revenues                                    1,311     1,466
  Material and supply inventory, at average cost       5,573     3,776
  Prepayments and other                                7,226     3,040
  Deferred income taxes                                7,057     2,125
- ----------------------------------------------------------------------
Total current assets                                 364,246   103,181
- ----------------------------------------------------------------------
Property, Plant and Equipment
  Telephone plant                                    399,330   381,411
  Cable plant                                        192,879   176,297
  Mobile Services plant                                2,456    25,513
  Other property, plant and equipment                 12,948    11,219
- ----------------------------------------------------------------------
  Total property, plant and equipment                607,613   594,440
  Accumulated depreciation                           267,185   250,632
- ----------------------------------------------------------------------
  Net property, plant and equipment                  340,428   343,808
- ----------------------------------------------------------------------
Investments                                           14,569    16,253
- ----------------------------------------------------------------------
Intangible Assets, net                                50,319   106,677
- ----------------------------------------------------------------------
Deferred Charges and Other Assets                     22,963     9,645
- ----------------------------------------------------------------------
Total Assets                                        $792,525  $579,564
- ----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt
    and preferred stock                             $  9,028  $  6,675
  Accounts payable                                    21,841    13,498
  Advance billings and customer deposits               8,169     7,698
  Accrued taxes                                       21,807    11,295
  Accrued interest                                     5,751     6,431
  Accrued contract settlements                         5,150         -
  Accrued expenses                                    27,137    18,506
- ----------------------------------------------------------------------
  Total current liabilities                           98,883    64,103
- ----------------------------------------------------------------------
Long-Term Debt                                       273,376   409,293
- ----------------------------------------------------------------------
Deferred Income Taxes                                 42,440    29,116
- ----------------------------------------------------------------------
Deferred Investment Tax Credits                        1,160     1,849
- ----------------------------------------------------------------------
Other Deferred Credits                                26,995    12,545
- ----------------------------------------------------------------------
Minority Interest                                          -     2,019
- ----------------------------------------------------------------------
Redeemable Preferred Stock                               257       276
- ----------------------------------------------------------------------
Commitments and Contingencies
- ----------------------------------------------------------------------
Common Shareholders' Equity                          349,414    60,363
- ----------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $792,525  $579,564
- ----------------------------------------------------------------------

- ----------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

GTEC Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
COMMON SHAREHOLDERS' EQUITY
        (Thousands of Dollars)



                                                        Common                               Class B
                                         --------------------------------------------------------------------------
                                            Shares     Treasury        Shares      Shares    Treasury       Shares
                                            Issued        Stock   Outstanding      Issued       Stock   Outstanding
                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991               8,134,292      164,999     7,969,293   8,753,143      229,248     8,523,895
Net Loss                                        --           --            --          --           --            --
Common Stock Issued (Note 10)--
 Stock Repurchases                              --           --            --          --           --            --
 Incentive Stock Options                        --           --            --          --           --            --
Treasury Stock Transactions (at cost)
 Stock Repurchases                              --       10,600       (10,600)         --        1,995        (1,995)
 Incentive Stock Options                        --           --            --          --       (3,000)        3,000
Conversions                                    672           --           672        (672)          --          (672)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992               8,134,964      175,599     7,959,365   8,752,471      228,243     8,524,228
Net Loss                                        --           --            --          --           --            --
Common Stock Issued (Note 10)--
 Incentive Stock Options                        --           --            --          --           --            --
Treasury Stock Transactions (at cost)
 Incentive Stock Options                        --           --            --          --      (26,000)       26,000
Conversions                                  2,901           --         2,901      (2,901)          --        (2,901)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993               8,137,865      175,599     7,962,266   8,749,570      202,243     8,547,327
Net Income                                      --           --            --          --           --            --
Stock Rights Offering                   10,935,574           --    10,935,574          --           --            --
Conversions                                  1,009           --         1,009      (1,009)          --        (1,009)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994              19,074,448      175,599    18,898,849   8,748,561      202,243     8,546,318
====================================================================================================================

See accompanying notes to consolidated financial statements.


                                                                   Additional
                                              Common     Class B      Paid-In    Retained     Treasury
                                           Par Value   Par Value      Capital    Earnings        Stock        Total
- -------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                  $ 8,134       $8,753     $ 21,265     $36,839      $(5,982)    $ 69,009
Net Loss                                         --           --           --      (2,061)          --       (2,061)
Common Stock Issued (Note 10) --
 Stock Repurchases                              (10)          (2)          --          --           --          (12)
 Incentive Stock Options                         --            3          (38)         --           --          (35)
Treasury Stock Transactions (as cost)
 Stock repurchases                               10            2           --          --         (146)        (134)
 Incentive Stock Options                         --           (3)          --          --           60           57
Conversions                                       1           (1)          --          --           --           --
- -------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                    8,135        8,752       21,227      34,778       (6,068)      66,824
Net Loss                                         --           --           --      (6,649)          --       (6,649)
Common Stock Issued (Note 10) --
 Incentive Stock Options                         --           26         (592)         --           --         (566)
Treasury Stock Transactions (at cost)
 Incentive Stock Options                         --          (26)          --          --          780          754
Conversions                                       3           (3)          --          --           --           --
- -------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                    8,138        8,749       20,635      28,129       (5,288)      60,363
Net Income                                       --           --           --      71,716           --       71,716
Stock Rights Offering                        10,936           --      206,399          --           --      217,335
Conversions                                       1           (1)          --          --           --           --
- -------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  $19,075       $8,748     $227,034     $99,845      $(5,288)    $349,414
- -------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
C-TEC Corporation and Subsidiaries
(Thousands of Dollars)
For the Years Ended December 31,                     1994       1993       1992
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                             $  71,716   $ (6,649)  $ (2,061)
  Cumulative effect of accounting
    principle changes                                 378      1,163          -
  Extraordinary item                                9,993          -          -
  Depreciation and amortization                    67,498     73,103     75,289
  Gain on sale of discontinued operations        (131,101)         -          -
  Deferred income taxes and investment
    tax credits, net                               10,612        660       (940)
  Gain on sale of marketable equity
    securities                                          -     (1,988)    (6,074)
  Provision for losses on accounts receivable       1,906      1,341      1,111
   Equity in loss (income) of unconsolidated
    entities                                          258       (227)       (70)
   Net change in certain assets and liabilities:
     Accounts receivable and unbilled revenues      1,382     (1,461)    (4,573)
     Material and supply inventory                 (1,797)       192       (892)
     Accounts payable                               8,343     (5,827)     5,753
     Accrued expenses                              12,429      3,770     (3,387)
     Accrued taxes                                 10,512      5,846      1,128
     Other, net                                    (3,716)      (728)       (19)
   Other                                           (2,521)      (414)       (15)
- --------------------------------------------------------------------------------
Net cash provided by operating activities          55,892     68,781     65,250
- --------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Additions to property, plant and equipment      (62,938)   (59,142)   (51,207)
  Purchase of short term investments             (127,245)         -          -
  Acquisitions                                     (1,125)    (2,189)      (871)
  Investment in non-current marketable
    securities                                          -        (80)    (2,320)
  Proceeds from sale of marketable equity
    securities                                          -      2,063      6,483
  Proceeds from disposal of discontinued
    operations                                    182,387          -          -
  Other                                              (793)     1,847      2,689
- --------------------------------------------------------------------------------
Net cash used in investing activities              (9,714)   (57,501)   (45,226)
- --------------------------------------------------------------------------------
Cash Flows from Financing  Activities
  (Decrease) increase in minority interest         (1,924)       196        110
  Redemption of long-term debt                   (281,740)   (35,332)   (28,666)
  Redemption of preferred stock                       (19)       (19)       (19)
  Net proceeds from the issuance
    of common stock                               217,335        187         22
  Issuance long-term debt                         148,176     25,033     17,876
  Debt prepayment penalties                        (9,993)         -          -
  Purchase of treasury stock                            -          -       (146)
- -------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                             71,835     (9,935)   (10,823)
- --------------------------------------------------------------------------------
Net increase in cash and temporary cash
  investments                                     118,013      1,345      9,201
Cash and temporary cash investments
  at beginning of year                             60,182     58,837     49,636
- --------------------------------------------------------------------------------
Cash and temporary cash investments
  at end of year                                $ 178,195   $ 60,182   $ 58,837
- --------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow
Information
Cash paid during the year for:
   Interest                                     $  35,241   $ 33,994   $ 37,053
   Income taxes                                 $  29,508   $  2,492   $  3,512
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

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
                                     =======   =======

NOTES  TO  CONSOLIDATED
 FINANCIAL  STATEMENTS
- ---------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ---------------------------------------------------------
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
                                                        ========        ========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ---------------------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
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
                                   ========   ========   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

12. Nonrecurring Charges
    --------------------

     During the fourth quarter of 1993, the Company recorded nonrecurring charges aggregating $5,025. The primary components of the charges were the expected costs of $3,150 for employee relocations and $1,875 for separations related to the change in control of the Company and relocation of certain key corporate and operating group functions to the Princeton, New Jersey area.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
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
                                                    =======   =======   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
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
                                         =======   =======   =======

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

     Estimated non-deductible expenses relate to provisions made in anticipation of final resolution of the Company's current IRS examination discussed further in Note 16. Additionally, management estimates that final resolution of the Company's current IRS assessment discussed further in Note 16 may reduce the net operating loss carryforwards by approximately $25 million and increase cumulative minimum tax credits by approximately $5 million.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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


                                                                   Commu-
                                                       Cable      nications    Mobile       Long       Parent
                                        Telephone   Television    Services    Services    Distance    and Other    Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

     d. In September 1993, the Company received a Notice of Deficiency from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant of these adjustments relate to the disallowance of the claimed amortization of certain intangible assets. Through December 1994, approximately $181,000 in amortization of these assets has been deducted for tax purposes. A closing agreement has been executed with the Internal Revenue Service which, if approved, will result in additional taxes payable of approximately $5 million plus interest and the loss of deferred tax benefits associated with the reduction of net operating loss carryforwards of approximately $25 million. The agreement is subject to final approval from the Internal Revenue Service, which approval is anticipated. In the event approval is not obtained, management intends to vigorously oppose these adjustments. In the opinion of management, adequate provision has been made for all income taxes and interest which may ultimately be due as a result of the proposed adjustments. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or future operating results of the Company.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

19. Quarterly Information (Unaudited)


                                      First    Second    Third    Fourth
1994                                 Quarter   Quarter  Quarter  Quarter
- ----                                 --------  -------  -------  --------

Sales                                $64,924   $65,026  $70,206  $68,728
Operating
  Income                              12,427     7,767   11,005    2,420
Income (Loss) from Continuing
Operations Before Extraordinary
Item and Cumulative Effect of
Accounting Principle Change            3,004       660    1,415   (2,252)
Gain on Disposal                           -         -   73,990      778
Income (Loss) from
Discontinued Operations                 (189)      328    1,843   (1,386)
Extraordinary Item                    (2,861)        -        -   (3,236)
Net Income (Loss)                       (424)      988   77,248   (6,096)

Income (Loss) Per Average Common
 Share from Continuing Operations
 Before Extraordinary Item and
 Cumulative Effect of
 Accounting Principle Change         $   .18   $   .04  $   .09  $  (.12)
Net Income (Loss) Per
 Average Common Share                $  (.03)  $   .06  $  4.68  $  (.32)

Common Stock *
  Market Price
    High                             $ 29.13   $ 25.94  $ 27.95  $ 26.53
    Low                              $ 26.05   $ 23.45  $ 20.13  $ 18.31
Class  B  Stock  *
  Bid Price
    High                             $ 33.05   $ 31.50  $ 27.70  $ 26.53
    Low                              $ 30.80   $ 27.23  $ 22.27  $ 18.25

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
- ----------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                         First     Second   Third    Fourth
1993                                     Quarter   Quarter  Quarter  Quarter
- ----                                     -------   -------  -------  -------

Sales                                    $61,055   $62,464  $64,858  $63,051
Operating income                           9,167    10,053   10,989    5,876
Income (Loss) from
 Continuing Operations
 Before Cumulative
 Effect of Accounting
 Principle Changes                           439       599      771   (5,597)
Loss from Discontinued
 Operations                               (1,906)     (225)    (139)    (800)
Net Income (Loss)                         (1,258)      374      632   (6,397)
Income  (Loss) Per Average
 Common  Share from
 Continuing Operations
 Before Cumulative Effect
 of Accounting
 Principle Changes                       $   .03   $   .04  $   .05  $  (.34)
Net Income (Loss) Per
 Average Common Share                    $  (.08)  $   .02  $   .04  $  (.39)
Common Stock *
  Market Price
   High                                  $ 17.75   $ 25.00  $ 28.00  $ 33.50
   Low                                   $ 13.50   $ 15.75  $ 23.50  $ 23.75
Class  B  Stock  *
  Bid Price
   High                                  $ 17.50   $ 26.50  $ 29.25  $ 35.25
   Low                                   $ 14.00   $ 15.75  $ 25.50  $ 29.25

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

REPORT OF MANAGEMENT
- --------------------

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


Bruce C. Godfrey
Executive Vice President - Chief Financial Officer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of C-TEC Corporation:


       We have audited the consolidated financial statements and the financial statement schedules of C-TEC Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K/A. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits and financial statement schedules based on our audits.

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







2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1995

                                                                                           SCHEDULE 1

                                                         C-TEC CORPORATION
                                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                              1994                     1993                     1992
- ------------------------------------------------------------------------------------------------------------------------
                                                                               (THOUSANDS OF DOLLARS
                                                                             EXCEPT PER SHARE AMOUNTS)
INCOME:
  MANAGEMENT FEE CHARGES TO AFFILIATES                       $14,529                  $8,982                    $10,648
  INTEREST INCOME FROM SUBSIDIARIES                              -                       -                          -
  INTEREST INCOME-OTHER                                          -                       -                          -
  OTHER                                                          -                       -                          -
                                                         ---------------------------------------------------------------
        TOTAL INCOME                                          14,529                   8,982                     10,648
                                                         ---------------------------------------------------------------
EXPENSES:
  INTEREST EXPENSE ON NOTES PAYABLE TO BANKS                   9,540                   8,981                     10,648
  INTEREST EXPENSE ON NOTES PAYABLE TO SUBSIDIARIES              -                       -                          -
  GENERAL & ADMINISTRATIVE EXPENSES                               32                      53                        -
                                                         ---------------------------------------------------------------
         TOTAL EXPENSES                                        9,572                   9,034                     10,648
                                                         ---------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  EQUITY IN NET LOSS OF SUBSIDIARIES, EXTRAORDINARY ITEM,
  AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES        4,957                     (52)                       -

(BENEFIT) PROVISION FOR INCOME TAXES                           3,130                    (135)                       769
                                                         ---------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
  NET LOSS OF SUBSIDIARIES, EXTRAORDINARY ITEM, AND CUMULATIVE
  EFFECT OF ACCOUNTING PRINCIPLE CHANGES                       1,827                      83                       (769)

NET INCOME (LOSS) OF SUBSIDIARIES                             (2,239)                 (3,880)                     5,337
                                                         ---------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING
  PRINCIPLE CHANGES                                             (412)                 (3,797)                     4,568

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                   74,768                     -                          -

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       596                  (3,070)                    (6,629)
                                                         ---------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES           74,952                  (6,867)                    (2,061)

EXTRAORDINARY ITEM-DEBT PREPAYMENT PENALTY                    (3,236)                    -                          -

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES
  IN ACCOUNTING PRINCIPLES FOR INCOME TAXES                      -                       218                        -
                                                         ---------------------------------------------------------------

NET INCOME (LOSS)                                            $71,716                 ($6,649)                   ($2,061)
                                                         ===============================================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE:

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
           EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
           ACCOUNTING PRINCIPLE CHANGES                        (0.02)                  (0.23)                      0.27

         GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS            4.38                    0.00                       0.00

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS             0.03                   (0.18)                     (0.40)
                                                         ---------------------------------------------------------------
         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMUL-
         ATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES           4.39                   (0.41)                     (0.13)

         EXTRAORDINARY ITEM-DEBT PREPAYMENT PENALTY            (0.19)                   0.00                       0.00

         CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES
         IN ACCOUNTING PRINCIPLES FOR INCOME TAXES              0.00                    0.01                       0.00
                                                         ---------------------------------------------------------------
         NET LOSS                                               4.20                   (0.40)                     (0.13)
                                                         ===============================================================
AVERAGE COMMON SHARES OUTSTANDING                         17,078,842              16,506,494                 16,490,628
                                                         ===============================================================

                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
DECEMBER 31,                                          1994            1993
- --------------------------------------------------------------------------------

         ASSETS

CURRENT ASSETS:
  CASH AND TEMPORARY CASH INVESTMENTS               $     -           $     -
  NOTES RECEIVABLE FROM SUBSIDIARIES                      -                 -
  ACCOUNTS RECEIVABLE FROM SUBSIDIARIES                   -                 -
  INCOME TAXES RECEIVABLE                                 -                 -
  PREPAYMENTS AND OTHER                                   -                 -
                                                    ----------------------------
  TOTAL CURRENT ASSETS                                    -                 -

INVESTMENT IN SUBSIDIARIES (STATED AT EQUITY)        360,475           165,561

PROPERTY, PLANT & EQUIPMENT                               -                 -

DEFERRED CHARGES                                          -                 -
                                                    ----------------------------
                                                    $360,475          $165,561
                                                    ============================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  DEMAND NOTES PAYABLE TO BANKS                     $     -           $     -
  NOTES PAYABLE TO SUBSIDIARIES                           -                 -
  ACCOUNTS PAYABLE TO SUBSIDIARIES                     8,104             4,226
  ACCRUED LIABILITIES AND OTHER                        2,957               972
                                                    ---------------------------
  TOTAL CURRENT LIABILITIES                           11,061             5,198

LONG-TERM DEBT                                             0           100,000
                                                    ---------------------------
        TOTAL LIABILITIES                             11,061           105,198
                                                    ---------------------------
SHAREHOLDERS' EQUITY
  COMMON STOCK, PAR VALUE $1, AUTHORIZED
   35,000,000 SHARES, ISSUED 19,074,448 SHARES IN
   1994 AND 8,137,865 SHARES IN 1993                  19,075             8,138
  CLASS B STOCK, PAR VALUE $1, AUTHORIZED
   8,753,203 SHARES, ISSUED 8,748,561 SHARES
   IN 1994 AND 8,749,570 IN 1993                       8,748             8,749
                                                    ---------------------------
        TOTAL COMMON STOCK                            27,823            16,887
  ADDITIONAL PAID IN CAPITAL                         227,034            20,635
  RETAINED EARNINGS                                   99,845            28,129
                                                    ---------------------------
        TOTAL                                        354,702            65,651
     TREASURY STOCK AT COST, 377,842 SHARES
     IN 1994 AND 1993                                 (5,288)           (5,288)
                                                    ---------------------------
        TOTAL SHAREHOLDERS' EQUITY                   349,414            60,363
                                                    ---------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $360,475          $165,561
                                                    ============================

                                                                SCHEDULE I

                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOW


FOR THE YEARS ENDED DECEMBER 31,                                     1994            1993           1992
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET (LOSS) INCOME                                                    $71,716         (6,649)        ($2,061)
 DEPRECIATION AND AMORTIZATION                                              0              0               0
 CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES                          0           (210)              0
 DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS, NET                   (170)           620            (231)
 EXTRAORDINARY ITEM                                                     4,978              0               0
 NET DECREASE (INCREASE) IN CERTAIN ASSETS AND LIABILITIES              6,033         (3,456)          9,008
 EQUITY IN LOSS (INCOME) OF SUBSIDIARIES                              (73,239)         6,950           1,361
 OTHER                                                                      0              0               0
                                                                   ------------------------------------------
 NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                         9,318         (2,753)          8,077
                                                                   ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                 0              0               0
 DIVIDENDS FROM SUBSIDIARIES                                           39,791         10,948          12,071
 CAPITAL CONTRIBUTIONS TO SUBSIDIARIES                               (161,466)        (8,382)        (16,338)
 OTHER                                                                      0              0               0
                                                                   ------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                               (121,675)         2,566          (4,267)
                                                                   ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET SHORT TERM (REPAYMENTS) BORROWINGS                                     0              0               0
 REDEMPTION OF LONG TERM DEBT                                        (100,000)             0               0
 ISSUANCE OF LONG TERM DEBT                                                 0              0               0
 PROCEEDS FROM THE ISSUANCE OF COMMON STOCK                           217,335            187              22
 DIVIDENDS PAID                                                            --             --              --
 PURCHASE OF TREASURY STOCK                                                 0              0            (146)
 DEBT PREPAYMENT PENALTY                                               (4,978)             0               0
 INCREASE (DECREASE) IN NOTES PAYABLE TO AFFILIATES                         0              0          (3,686)
 DECREASE (INCREASE) IN NOTES RECEIVABLE FROM AFFILIATES                    0              0               0
 OTHER                                                                      0             --              --
                                                                   ------------------------------------------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  112,357            187          (3,810)
                                                                   ------------------------------------------
 (DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                 0              0               0
                                                                   ------------------------------------------
 CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                   0              0               0
                                                                   ------------------------------------------
 CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                        $0             $0              $0
                                                                   ==========================================

COMPONENTS OF NET DECREASE (INCREASE) IN CERTAIN ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE                                                      $0              0              $0
  INCOME TAXES RECEIVABLE                                                   0              0               0
  ACCOUNTS PAYABLE                                                      3,878          3,621           7,847
  PREPAYMENTS                                                               0              0               0
  ACCRUED EXPENSES                                                      2,155            165           1,161
                                                                   ------------------------------------------
 NET DECREASE (INCREASE) IN CERTAIN ASSETS AND LIABILITIES             $6,033         $3,456          $9,008
                                                                   ==========================================


                                                C-TEC CORPORATION AND SUBSIDIARIES                                       SCHEDULE II
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (THOUSANDS OF DOLLARS)

COLUMN A                      COLUMN B                       COLUMN C                       COLUMN D                     COLUMN E
- --------                      --------                       ---------                       --------                     --------
                                                             ADDITIONS
                                                     ----------------------------
                               BALANCE AT             CHARGED           CHARGED                                          BALANCE AT
                              BEGINNING OF           TO COSTS           TO OTHER                                           END OF
DESCRIPTION                      PERIOD             AND EXPENSE         ACCOUNTS             DEDUCTIONS                    PERIOD
- -----------                   ------------          -----------------------------            ----------                  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS.

                  1994               $679                $1,906            ($276)                  $917                     $1,393
                  1993               $559                $1,341              $85                 $1,306                       $679
                  1992               $381                $1,111              $69                 $1,002                       $559

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