Form 10-Q
period 1995-06-30
C TEC CORP
filed 1995-08-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995

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
YES    X       NO



     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1995.
                              Common Stock          19,049,527
                              Class B Common Stock   8,395,640

                               C-TEC CORPORATION


                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations-Quarters and Six Months Ended June 30,
         1995 and 1994

         Condensed Consolidated Balance Sheets-
         June 30, 1995 and December 31, 1994

         Condensed Consolidated Statements of
         Cash Flows-Six Months Ended June 30,
         1995 and 1994

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

         Exhibits and Reports on Form 8-K

         SIGNATURE

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                               Quarter Ended                      Six Months Ended
                                                June 30                                June 30
                                               --------                               ---------

                                           1995             1994              1995            1994
                                          -------         --------          --------        ---------

SALES                                     $79,210         $65,026           $152,373        $129,950
COSTS & EXPENSES, EXCLUDING
 DEPRECIATION AND AMORTIZATION             50,765          40,520             98,073          76,556
DEPRECIATION AND AMORTIZATION              15,516          16,739             29,344          33,200
                                          -------         --------          --------        ---------

OPERATING INCOME                           12,929           7,767             24,956          20,194

INTEREST & DIVIDEND INCOME                  3,664             859              8,503           1,209

INTEREST EXPENSE                           (6,495)         (8,004)           (12,842)        (16,254)

GAIN ON SALE OF PENNSYLVANIA
 CABLE PROPERTIES                            -               -                 -                 893
GAIN ON SALE OF INVESTMENT IN
 NORTHEAST NETWORKS, INC.                   2,890            -                 2,890            -

OTHER INCOME, NET                             287             250                544             597
                                          -------         --------          --------        ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                       13,275             872             24,051           6,639

PROVISION FOR INCOME TAXES                  3,929             617              6,866           3,117
                                          -------         --------          --------        ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST AND
  EQUITY IN UNCONSOLIDATED ENTITIES         9,346             255             17,185           3,522

MINORITY INTEREST IN (INCOME) OF
 CONSOLIDATED ENTITIES                        (37)            (21)               (72)            (47)

EQUITY IN INCOME (LOSS) OF
 UNCONSOLIDATED ENTITIES                       473             426             (2,129)            189
                                           -------         -------           ---------       ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY
 CHARGE AND CUMULATIVE EFFECT OF
 ACCOUNTING PRINCIPLE CHANGE                9,782             660             14,984           3,664

INCOME FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAXES              113             328                128             139
                                          --------        --------          ---------       ---------
INCOME BEFORE EXTRAORDINARY
 CHARGE AND CUMULATIVE EFFECT OF
 ACCOUNTING PRINCIPLE CHANGE                9,895             988             15,112           3,803

EXTRAORDINARY CHARGE - DEBT                  -               -                 -              (2,861)
 PREPAYMENT PENALTY

CUMULATIVE EFFECT ON PRIOR YEARS
 OF CHANGE IN ACCOUNTING
 PRINCIPLE FOR POSTEMPLOYMENT
 BENEFITS                                    -                -                -                (378)
                                          --------        --------          ---------       ---------
NET INCOME                                 $9,895            $988            $15,112            $564
                                          ========        ========          =========       =========

                                                         Earnings Per Share

                                                            Quarter Ended           Six Months Ended
                                                              June 30                   June 30
                                                            -----------               -----------
                                                          1995         1994         1995         1994
                                                     -----------    -----------  -----------  -----------
Earnings (loss) per average common share

Income from continuing operations before
   extraordinary charge and cumulative effect
   of accounting principle change                         $.36         $.04         $.55         $.22

Income from discontinued operations                         -           .02           -            -
                                                     -----------    -----------  -----------  -----------

Income before extraordinary charge and
   cumulative effect of accounting principle
   change                                                  .36          .06          .55          .22

Extraordinary charge-debt prepayment
   penalty                                                  -            -            -          (.17)

Cumulative effect on prior years of change in
   accounting principle                                     -            -            -          (.02)
                                                     -----------    -----------  -----------  -----------

Net income                                                $.36         $.06         $.55         $.03
                                                          ----         ----         ----         ----

Average common shares outstanding                      27,445,167   16,509,593   27,445,167   16,509,593

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                             June 30      December 31
                                               1995          1994
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments            $ 65,982       $178,195
Short term investments                          108,340        127,245
Other current assets                             60,689         51,749
Deferred income taxes                             8,533          7,057
                                                -------        -------
     Total current assets                       243,544        364,246
                                                -------        -------


PROPERTY, PLANT AND EQUIPMENT
   Telephone Plant                              412,825        399,330
   Cable Plant                                  252,500        192,879
   Mobile Services Plant                          2,632          2,456
   Other Property, Plant and Equipment           14,190         12,948
                                                -------        -------
     Total Property, Plant and Equipment        682,147        607,613
     Accumulated Depreciation                   303,069        267,185
                                                -------        -------
     Net Property, Plant and Equipment          379,078        340,428
                                                -------        -------


INVESTMENTS                                      95,776         14,569
                                                 ------         ------

INTANGIBLE ASSETS, NET                           75,818         50,319
                                                 ------         ------

DEFERRED CHARGES AND OTHER ASSETS                28,527         22,963
                                                 ------         ------


TOTAL ASSETS                                   $822,743       $792,525
                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
   debt and preferred stock                       9,010          9,028
Advance billings & customer deposits             14,388          8,169
Accrued taxes                                     4,040         21,807
Accrued interest                                  5,766          5,751
Accrued contract settlements                      5,975          5,150
Other current liabilities                        50,913         48,978
                                                 ------         ------

Total current liabilities                        90,092         98,883
                                                 ------         ------

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                 June 30        December 31
                                                  1995             1994

LONG-TERM DEBT                                   286,312           273,376
                                                 --------          --------

DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                    52,300            43,600
                                                 --------          --------

OTHER DEFERRED CREDITS                            29,464            26,995
                                                 --------          --------

REDEEMABLE PREFERRED STOCK                          -                  257
                                                 --------          --------

COMMON SHAREHOLDERS' EQUITY:
 Common Stock                                     27,823            27,823
 Additional Paid-in Capital                      226,984           227,034
 Retained Earnings                               114,957            99,845
 Treasury Stock at cost, 377,842 shares
  at June 30, 1995 and December 31, 1994          (5,288)           (5,288)
 Cumulative translation adjustments                   99              -
                                                 --------          --------

 Total Common Shareholders' Equity               364,575           349,414
                                                 --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       822,743           792,525
                                                 ========          ========

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                          1995                 1994
                                                          ----                 ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                $31,898              $33,038
                                                       ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Property, Plant & Equipment                (32,252)             (27,162)
 Proceeds from the sale of equity interest in
  Northeast Networks, Inc.                                 5,007                    -
 Proceeds from sale of Pennsylvania
  cable properties                                             -                1,200
 Proceeds from redemption of investment in
  RTB Stock                                                    -                1,141
 Reduction of short-term investments                      18,905                    -
 Acquisitions                                           (131,021)                (250)
 Loan to affiliate                                        (2,287)                   -
 Other                                                      (610)               1,907
                                                       ----------           ----------

 Net Cash Used in Investing Activities                  (142,258)             (23,164)
                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Penalty on early retirement of debt                           -               (2,861)
 Issuance of Long-Term Debt                                8,000              141,176
 Redemption of Long-Term Debt                            (11,505)            (161,510)
 Net Short-Term Borrowings                                 1,978                    -
 Other                                                      (326)                 467
                                                       ----------           ----------
 Net Cash Used in Financing Activities                     (1,853)             (22,728)
                                                       ----------           ----------
 Net Decrease in Cash and Temporary Cash
  Investments                                           (112,213)             (12,854)

 Cash and Temporary Cash Investments at
  Beginning of Year                                      178,195               60,182
 Cash and Temporary Cash Investments at                ----------           ----------
  June 30                                                $65,982              $47,328
                                                       ==========           ==========
 Supplemental Disclosures of Cash Flow Information
 Cash paid during the periods for:
  Interest (net of amounts capitalized)                  $12,829              $16,196
                                                       ==========           ==========

  Income taxes                                           $20,842               $3,503
                                                       ==========           ==========

See accompanying notes to Condensed Consolidated Financial Statements

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1994, as amended on April 3, 1995 and as further amended on July 31, 1995.

2. In 1995, the Company received official notification of final settlement from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990, and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. As a result of this disallowance, taxes payable for prior tax years increased approximately $5 million, net operating loss carryforwards are reduced by approximately $25 million and AMT credits are increased by approximately $5 million. Additionally, interest ranging from $1- $2 million will be payable. Management had accrued an amount approximating the financial statement effect of the above adjustments in prior periods.

3. On September 9, 1994, the Company completed the sale of its cellular properties, which were part of its Mobile Services business segment, to Independent Cellular Network, Inc. for approximately $190,500. At June 30, 1995 and December 31, 1994, certain holdbacks and escrows of approximately $3,000 and $6,000, respectively, are included in other current assets and approximately $1,500 and $2,200 respectively, are included in other assets in the accompanying consolidated balance sheets in accordance with the payment terms of the respective agreements. In December 1994, the Company completed the sale of its telephone answering service operations and signed a letter of intent relative to the disposition of its paging operations. The paging disposition was completed in July 1995 and the Company realized a gain of approximately $2,100 before income tax on the disposal. The telephone answering service and paging operations constituted the remaining portion of the Company's Mobile Services business segment. Therefore, the Company has accounted for the Mobile Services operations as discontinued operations. Prior years financial statements have been restated to reflect the discontinuation of the Mobile Services business segment and all activity up to the date of disposition has been accounted for as discontinued operations. Sales of the Mobile Services business segment were $702 and $8,103 for the three months ended June 30, 1995 and 1994, respectively and $1,399 and $15,165 for the six months ended June 30, 1995 and 1994, respectively.

4. On January 24, 1995, the Company purchased a forty percent equity position in Megacable, S.A. de C.V. ("Megacable"). The aggregate consideration for the purchase was cash of $84,115, subject to adjustments based on the fourth quarter 1995 exchange rate. The Company accounts for its investment by the equity method of accounting. Megacable translates its assets and liabilities into U.S. dollars at the rates in effect at the end of the fiscal period. The Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustments account in the shareholders' equity section of the balance sheet. Megacable translates its revenue and expense accounts into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period depending on the value of the dollar against the peso. The excess cost over the underlying equity in the net assets of Megacable is approximately $94 million, which excess is being amortized on a straight-line basis over 15 years. For the quarter and six months ended June 30, 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $159 and $2,297, respectively. The Company's share of cumulative foreign currency translation charges (credits) were $(1,153) and $1,054 for the quarter and six months ended June 30, 1995, respectively. Summarized information for the financial position and results of operations of Megacable, Inc. as of and for the six months ended June 30, 1995 is as follows:

      Assets                                  $67,147
      Liabilities                             $ 9,045
      Stockholders' Equity                    $58,102
      Sales                                   $10,728
      Costs and Expenses                      $ 7,392
      Foreign Currency Transaction Losses     $ 5,254
      Net Loss                                $  (139)

5. On January 31, 1995, the Company purchased the assets of Higgins Lake Cable, Inc. The aggregate consideration for the purchase was cash of approximately $4,600.

6.  The provision for income taxes consists of the following:

                                                           June 30,
                                                        1995      1994
Currently payable                                     $ 4,402    $ 5,379
Deferred                                                2,745     (1,893)
Investment Tax Credits                                   (281)      (369)
                                                      -------    -------

  Total provision from continuing operations          $ 6,866    $ 3,117
Provision from discontinued operations                   (103)       857
                                                      -------    -------

  Total provision for income taxes                    $ 6,763    $ 3,974
                                                      =======    =======

The provision for income taxes is different than the amount computed by applying the U.S. statutory federal tax rate.

The differences are as follows:

                                                                           June 30,
                                                                   1995               1994
Income before provision for income taxes and
  cumulative effect of accounting principle
  changes                                                       $21,850             $6,781
                                                                -------             ------

Federal tax provision at statutory rate                          $7,648             $2,373
Increase (reduction) due to:
State income taxes, net of federal benefit                        1,524              1,623
Amortization of investment tax credits                             (281)              (369)
Rate differential applied
  to reversing timing differences                                  (842)              (241)
Estimated nondeductible expenses                                      -                750
Non-deductible goodwill                                              71                 70
Tax-exempt interest                                                  (1)              (152)
Equity in unconsolidated entities                                   323                288
Adjustments to prior years                                            5               (113)
Deferred tax amortization                                          (972)              (972)
Gain on disposal of investment                                     (615)                 -
Other, net                                                            6               (140)
                                                                 ------             ------

Provision for income taxes                                       $6,866             $3,117
                                                                 ======             ======

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                          June 30,   December 31,

                                             1995           1994
                                             ----           ----
Net operating loss carryforwards         $  4,616       $  4,772
Investment tax credit carryforwards           342            342
Alternative minimum tax credits             6,272         13,014
Regulatory liability - deferred taxes       6,899          6,060
Benefit plans                                 411            536
Accruals for nonrecurring charges and
 contract settlements                       3,697          3,366
Reserve for bad debts                         473            540
All other                                   6,706          3,981
                                           ------         ------

Total deferred tax assets                  29,416         32,611
                                           ------         ------

Property, plant and equipment             (53,309)       (51,808)
Intangible assets                          (3,669)        (4,163)
Regulatory asset - state flow-through      (5,345)        (3,864)
All other                                  (4,349)        (2,569)
                                         --------       --------

Total deferred tax liabilities            (66,672)       (62,404)
                                         --------       --------

   Subtotal                               (37,256)       (29,793)
                                         --------       --------
Valuation allowance                        (5,633)        (5,590)
                                         --------       --------
Total deferred taxes                     $(42,889)      $(35,383)
                                         ========       ========

     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 1995 was an increase of $43.

7. On May 8, 1995, the Company sold its equity position in Northeast Networks, Inc. for cash of $5,007. The Company realized a pretax gain of approximately $2,900 on the disposal.

8. In March 1995, the Company made a $5,000 nonrefundable deposit on its acquisition of Twin County Trans Video, Inc. The transaction is subject to regulatory approval and certain other conditions. The transaction is expected to close in 1995.

9. In March 1995, the Company made a demand loan of $887 to Mercom, Inc., of which the Company owns 43.63% of outstanding Common Stock. The loan bears interest at 6.875% at June 30, 1995. Additionally, Mercom, Inc., had an obligation of $1.4 million due on July 1, 1995 to one of its former officers. The Company made a demand loan to Mercom, Inc., on June 30, 1995 to enable it to satisfy this obligation. The loan bears interest at 6.875% at June 30, 1995.

10. On May 15, 1995, the Company acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County") in exchange for cash of approximately $26.4 million, including a $5 million deposit made in March 1995, and a $4 million 5% promissory note of C-TEC Cable Systems, Inc., a wholly owned subsidiary of the Company. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The remaining shares are subject to an escrow agreement, pending completion of the merger, and are required to be voted under the direction of C-TEC. C-TEC has also assumed management of Twin County. As a result, C-TEC has control of Twin County and accordingly has fully consolidated Twin County into the Company's financial statement since May 1, 1995. The Company has allocated the purchase price paid to date to property, plant and equipment and identifiable intangible assets in proportion to their fair values. The consideration for the remaining shares, which are expected to be acquired by year-end, will be either (i) preferred stock of C-TEC Corporation, (ii) preferred stock of C-TEC Cable Systems, Inc. or (iii) cash. The value of the remaining consideration, which has not yet been determined, will be allocated to property, plant and equipment and identifiable intangible assets up to their fair values with the excess, which may be significant, allocated to cost in excess of the fair value of net assets acquired.

Twin County has fiscal year ending October 31. Sales and net income of Twin County were $13,720 and $67, respectively for the six months ended April 30, 1995, and $11,224 and $385, respectively for the six months ended April 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Thousands of Dollars, except per share amounts)

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1994.

Results of Operations
---------------------

     C-TEC Corporation and subsidiaries, (the "Company") net income was $9,895, or $.36 per average common share for the three months ended June 30, 1995 as compared to a net income of $988, or .06 per average common share, for the three months ended June 30, 1994. Higher interest and dividend income of approximately $2,800 resulting from earnings on the proceeds of the Company's stock rights offering and Cellular disposition in later periods of 1994 contributed toward the improvement. Additionally, interest expense decreased approximately $1,500 primarily due to the early payment of $100 million parent company debt in December 1994. Depreciation and amortization expense was approximately $1,200 lower due to the expiration of a significant Cable Group noncompete agreement in August 1994. Also during the second quarter of 1995, the company realized a pretax gain of approximately $2,900 on the disposition of its equity interest in Northeast Networks, Inc., an alternative access telephone service provider in Westchester County, New York. Improved operating cash flow (earnings before interest, depreciation, amortization and income taxes), offset by a higher provision for income taxes resulting from the higher earnings for the quarter, accounts for the remainder of the increase.

     Sales increased nearly 22% to $79,210, for the quarter ended June 30, 1995 as compared to $65,026, for the comparable period in 1994, with the Cable and Long Distance Groups contributing approximately $6,616 and $5,301, respectively, to the increase.

     For the six months ended June 30, 1995, net income was $15,112, or $.55 per average common share, as compared to net income $564, or $.03 per average common share for the same period in 1994. The most significant improvements resulted from higher interest income of approximately $7,300, lower depreciation and amortization of approximately $3,900 and lower interest expense of approximately $3,400. Additionally, in 1994, the Telephone Group incurred a prepayment charge of $2,861, net of income tax benefits, on the early repayment of long-term debt. A higher provision for income taxes partially offset these improvements. Sales increased approximately 17% to $152,373 from $129,950 for the six months ended June 30, 1995 and 1994, respectively.

     Sales and operating income before interest, depreciation, amortization and income taxes by operating group was as follows for the three and six months ended June 30, 1995:

                                    Six Months Ended      Quarter Ended
                                        June 30              June 30
                                     1995        1994      1995      1994
                                     ----        ----      ----      ----
Sales
-----
  Telephone                       $ 63,409   $ 61,129   $31,993   $30,103
  Cable                             54,800     47,402    30,388    23,722
  Long Distance                     23,173     12,471    11,542     6,241
  Communications Services           10,941      8,931     5,256     4,951
  Parent and Other                      50         17        31         9
                                  --------   --------   -------   -------
                                  $152,373   $129,950   $79,210   $65,026
                                  ========   ========   =======   =======

Operating income before
interest, depreciation,
amortization and
income taxes
------------
  Telephone                       $ 37,756   $ 36,413   $19,461   $17,458
  Cable                             25,388     23,395    14,522    11,330
  Long Distance                       (935)    (3,289)     (399)   (2,602)
  Communication Services            (1,668)      (276)   (1,277)     (114)
  Corporate Overhead and Other      (6,241)    (2,849)   (3,862)   (1,566)
                                  --------   --------   -------   -------
                                  $ 54,300   $ 53,394   $28,445   $24,506
                                  ========   ========   =======   =======

     Telephone Group
     ---------------

        Sales of the Telephone Group increased $1,890 or 6.3% for the second quarter of 1995 as compared to the same period in 1994. The increase is due to higher local network service revenue, resulting from an increase in access lines. Additionally, network access revenue increased due to growth in access lines and a higher average rate per line. Operating expenses, excluding depreciation and amortization, were relatively stable as compared to the same period in 1994.

     For the six months ended June 30, 1995, sales of the Telephone Group increased $2,280, or 3.7% as compared to the same period in 1994 due primarily to increases in local network service and network access revenues offset by decreases in long distance toll revenue, occurring primarily in the first quarter of 1995. Operating expenses, excluding depreciation and amortization, were relatively stable as compared to the six moths ended June 30, 1994.

    Cable Group
     -----------

        Sales of the Cable Group increased $6,616, or 27.9% for the three months ended June 30, 1995 as compared to the same period in 1994 primarily due to higher basic revenue resulting from approximately 15,000 additional subscribers over the same period in 1994 and to sales increases of approximately $4,400 resulting from the acquisition of Twin County Trans Video, Inc. effective May 1, 1995. Twin County serves approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. Operating expenses, excluding depreciation and amortization, increased approximately $3,400, or 27.6% primarily due to operating expenses associated with the addition of Twin County Trans Video, Inc. subscribers and to higher basic programming costs resulting from additional subscribers, rate increases and new channels.

     For the six months ended June 30, 1995, the Cable Group had increased sales of $7,398, or 15.6% as compared to the six months ended June 30, 1994 primarily for the reasons referred to above. Operating expenses, excluding depreciation and amortization increased approximately $5,400, or 22.5% primarily due to operating expenses associated with the addition of Twin County Trans Video, Inc. subscribers and to higher basic programming costs. Additionally, customer service and technical service expenses increased due to additional personnel and general and administrative expense increased primarily due to higher insurance and franchise fee expense.

     Long Distance Group
     -------------------

        Sales of the Long Distance Group increased approximately $5,301, or 84.9%, for the quarter ended June 30, 1995 as compared to the same period in 1994 primarily due to higher revenues of approximately $3,100 from resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for sales of this product to this long distance reseller terminated during the second quarter of 1995. Increases in switched business sales of $944 and 800 service sales of $660, due to increases in customers, account for the majority of the increase. Operating expenses, excluding depreciation and amortization, increased approximately $3,100, or 35.0% for the three months ended June 30, 1995 as compared to the same period in 1994 primarily due to increased expenses of $2,932 associated with the Tariff 12 sales. Higher carrier expense, resulting primarily from higher switched and 800 service sales, primarily accounts for the remainder of the increase.

        For the six months ended June 30, 1995, sales of the Long Distance Group increased $10,702 or 85.8% primarily due to higher Tariff 12 sales of approximately $5,880 and higher switched business and 800 service sales of $1,980 and $1,417, respectively. Operating expenses, excluding depreciation and amortization, increased approximately $8,300, or 53.0% for the six months ended June 30, 1995 as compared to the same period in 1994. The primary increases occurred in expenses associated with the Tariff 12 sales of $5,571 and carrier expense of $2,803

     Communications Services Group
     -----------------------------

        Sales of the Communications Services Group for the quarter ended June 30, 1995 were relatively stable as compared to sales for the comparable period in 1994. Operating expenses, excluding depreciation and amortization, increased approximately $1,500 or 29.0% due to higher costs of sales resulting from changes in sales mix.

        For the six months ended June 30, 1995 sales of the Communication Services Group increased $2,010, or 22.5%, primarily due to increases in premise distribution systems projects for a college and a commercial bank. Operating expenses, excluding depreciation and amortization, increased approximately $3,400 or 37.0% due to increases costs of sales resulting from increases in sales volume and changes in sales mix.

     Corporate Overhead and Other
     ----------------------------

        For the three and six month periods ended June 30, 1995, corporate overhead and other increased as compared to the same periods in 1994 primarily due to expenses related to new business initiatives and higher salary expense due to both increased rates and additional personnel.

     Depreciation and Amortization
     -----------------------------

        Depreciation and amortization decreased $1,223 and $3,856 for the three and six months ended June 30, 1995, respectively as compared to the same periods in 1994. The decrease is related to lower amortization resulting from the expiration in August 1994 of a significant noncompete agreement of the Cable Group.

     Interest and Dividend Income
     ----------------------------

        Interest and dividend income increased $2,805 for the quarter ended
June 30, 1995 and $7,294 for the six months ended June 30, 1995. The increase is primarily the result of investment earnings on the proceeds received from the sale of the Company's Cellular operations in September 1994 and from the Company's stock rights offering which concluded in December 1994. These transactions, net of the Company's $84 million investment in Megacable S.A. de C.V. in January 1995, and $38 million investment in Twin County Trans Video, Inc. in May 1995 are primarily responsible for higher average invested balances for the three and six month periods. The weighted average interest rate has also increased over the three and six month periods ended June 30, 1994. For the six month period, the average invested balance increased over $150,000 as compared to the same period in 1994 while the weighted average interest rate increased over 50% for the majority of the invested portfolio. Additionally, contributing to the increase were dividends received on the Telephone Group's investment in Rural Telephone Bank (RTB) Class C Stock, which was converted from non-dividend paying RTB Class B Stock in connection with the early retirement of certain debt of the Telephone Group in March 1994.

     Other
     -----

        The Company disposed of its equity position in Northeast Networks, Inc. during the second quarter of 1995 and realized a gain of $2,890.

        The Company's equity in the loss of unconsolidated entities increased $2,318 for the six months ended June 30, 1995 as compared to the same period in 1994 due to the Company's forty percent share of the first quarter 1995 loss of Megacable, which was significantly impacted by foreign currency transaction losses resulting from the devaluation of the peso. The peso has subsequently been experiencing a recovery in value although there is no assurance that such recovery will continue.

     Financial Condition
     -------------------

        Cash and temporary cash investments and short-term investments decreased primarily as a result of the Company's $84 million investment in Megacable S.A. de C.V. in January 1995 and its $38 million investment in Twin County Trans Video, Inc. in May 1995.

        Other current assets increased primarily as a result of higher inventory balances at the Telephone and Communications Services Groups due to construction projects in progress. Additionally, other current assets increased as a result of the required prepayment by the Telephone Group of its 1995 Pennsylvania Gross Receipts Tax. The unamortized balance was $1,085 at June 30, 1995. Interest and dividends receivable, included in other current assets, increased $1,740 at June 30, 1995 over December 31, 1994.

     Investments increased primarily as a result of the Company's $84 million investment in Megacable S.A. de C.V. in January 1995 in exchange for a forty percent interest.

     Intangible assets increased as a result of the Company's investment in Twin County Trans Video, Inc. and the allocation of a portion of the purchase price paid to date to identifiable intangible assets.

     Deferred charges and other assets increased as a result of the regulatory accounting treatment of deferred state income taxes by the Telephone Group. The Telephone Group is permitted to recognize only state income taxes actually paid as a cost of service. Accordingly, a regulatory asset is established for the tax effect of temporary differences to be recovered from rate payers when such taxes are actually paid.

     Advance billings and customer deposits increased due to advance billings of Twin County Trans Video, Inc. which is consolidated with the Company since May 1995.

     Accrued taxes decreased primarily due to payment of state taxes accrued on the gain resulting from the sale of the Company's cellular operations in 1994.

Liquidity and Capital Resources

                                                  June 30    December 31
                                                    1995        1994
                                                    ----        ----

Cash and Temporary Cash Investments and
 Short-term investments                           $174,322     $305,440

Working Capital                                   $153,452     $265,363

Long-Term Debt (including current maturities)     $295,322     $282,385

                                                Six Months Ended June 30,
                                                    1995         1994
                                                    ----         ----

Net cash provided by
 operating activities                             $ 31,898     $ 33,038

Operating income before depreciation
 and amortization (excluding Mobile Services
 business segment in 1994)                        $ 54,300     $ 53,394

Investing Activities:
 Additions to property, plant and equipment
   (excluding Mobile Services business segment
   in 1994)                                       $ 32,252     $ 27,162

 Acquisitions                                     $131,021     $    250
                                                  --------     --------

Total                                             $163,273     $ 27,412

     The Company remains in a strong liquidity position at June 30, 1995 despite declines in cash, temporary cash investments, short-term investments and working capital over December 31, 1994 primarily due to the Company's $84 million investment in Megacable S.A. de C.V. and its $38 million investment in Twin County Trans Video, Inc. Long term debt increased primarily as a result of debt of Twin County Trans Video, Inc. which is consolidated with the Company since May 1995.

     Net cash provided by operating activities represented 98.9% and 121.6% of additions to property, plant and equipment for the six months ended June 30, 1995 and 1994, respectively. This decline is largely the result of a significant increase in additions to property, plant and equipment by the Telephone and Cable Groups compared to the six months ended June 30, 1994. The increase at the Telephone Group is a result of delays experienced in the construction schedule in 1994 due to inclement weather. Capital expenditures for the Telephone Group for 1995 are currently expected to approximate the 1994 level. The increase at the Cable Group is the result of the Group's network upgrades to enable it to provide enhanced telecommunication services over its network. The Cable Group's capital expenditures are currently expected to remain ahead of the 1994 level throughout 1995.

     The Company intends to utilize its available cash balance to finance the pending acquisition of Buffalo Valley Telephone Company, to develop full service networks using certain of the Company's cable television and telephone systems or other platforms such as leased or overbuilt facilities and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry.

     At June 30, 1995, the Company owns 43.63% of the outstanding stock of Mercom, Inc. In April 1995, Mercom, Inc. filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock, that were offered for sale to shareholders in a rights offering. The registration statement became effective on July 13, 1995.

     Under the terms of rights offering, Mercom, Inc. distributed transferable rights to holders of shares of Common Stock on July 20, 1995. The rights were distributed pro rata to each shareholder based on the number of shares held on the record date. Each right entitled the holder to purchase one share of Common Stock at a price of $3.60 per share. In addition, holders of rights were entitled to subscribe, pursuant to an oversubscription privilege, for shares of Common Stock that were allocated for sale pursuant to the rights offering but were not sold because rights were not exercised.

     C-TEC Corporation exercised all of the rights it received in respect to the shares it holds, and oversubscribed, pursuant to the oversubscription privilege available to all shareholders, for all other shares of Common Stock being offered. In August 1995, C-TEC has committed to invest up to approximately $8.6 million in Mercom through the exercise of its rights and oversubscription privilege. The rights offering concluded on August 10, 1995.


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

  On June 5, 1995, the FCC released the text of a small systems rate relief Order. The Order provides that "small systems" (i.e. those with 15,000 or fewer subscribers) owned by "small cable companies" (i.e. serving 400,000 or fewer subscribers) may file a very streamlined cost-of-service analysis to justify their rates. The Company anticipates that some of its Michigan operations may be classified as small systems under these new rules. The full text of the Order is expected to be released in August, 1995.

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

  The Company has been challenged on it's existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and is involved in ongoing negotiations with these communities. The Company accrued an amount which represents its best estimate of it's subscriber refund liability in Michigan in 1994. This amount represents a reduction of the limited basic rate by $.30 cents per month for each subscriber from December 31, 1994 back to the date of initial regulation. The proposed settlement with the Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 76% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The FCC issued new rate regulation guidelines which were effective May 1994. During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC's going forward rules. Five Michigan communities to date have filed complaints with the FCC relative to the April rate increase on the basic cable service tier. Six Michigan subscribers to date have filed complaints with the FCC relative to the April increase on the cable programming service tier. The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its rates.

  The Company's remaining cable systems in New York and New Jersey are regulated by the respective state regulatory commissions. These commissions have certified with the FCC to regulate basic cable service rates on behalf of all communities in those states. In August 1994, the State of New Jersey Board of Public Utilities (the "Board") ruled on the Company's rates which were in effect prior to May 15, 1994. The Board approved the basic rate and ruled that the Company's a la carte package should not be considered a regulated tier. The Board did, however, order a two dollar reduction in the rate charged for converter rental. In 1994, the Company accrued for a refund liability back to September 1, 1993. Additionally, the Company has changed its rate for converter rental for future periods to reflect the Board's decision. The State of New Jersey again challenged the Company's rate structure, including a la carte services, under the revised regulations. In June and July 1995, the Board ruled on the Company's rates which were in effect subsequent to May 15, 1994, but prior to any rate increases. The Board once again approved the basic rate and stated that the Company continues to offer the same package of a la carte channels previously approved by the Board. During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its New Jersey and New York subscribers. The rate increase was implemented in April 1995 and was in conformity with the FCC going forward rules. To date there have been sixty-six customer complaints filed with the FCC for New Jersey and sixteen for New York relative to the April rate increase on the cable programming service tier. The Company believes that is in compliance with the amended rate regulation provisions.

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

  During 1993, the Pennsylvania Public Utility Commission ("PPUC"), conducted a review of CTCo's transactions with affiliates, as well as analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this review, CTCo is providing its residential customers touch-tone service free of charge beginning February 1, 1994. The agreement also states that, barring unforeseen regulatory changes, CTCo will not increase basic service rates prior to January 1, 1997. The Company has not increased basic rates since 1978. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993 the Company does not record deferred state income taxes on certain temporary differences. These matters do not have a material effect on the consolidated results of operations or financial condition of the Company.

                          Part II - Other Information

Item 5.  Other Events
              The Board of Directors of C-TEC (the "C-TEC Board") has adopted a resolution unanimously approving and recommending to C-TEC's shareholders, for approval at a shareholders' meeting to be held on September 14, 1995, (a) amendments to the C-TEC Articles of Incorporation (i) increasing the authorized number of shares of C-TEC Common Stock to 85,000,000, (ii) increasing the authorized number of shares of C-TEC Class B Stock to 15,000,000, and (iii) authorizing a new class of 25,000,000 shares of C-TEC Preferred Stock in such series and with such rights and preferences as the C-TEC Board may determine from time to time, and (b) proposals for the issuance of (i) 4,100,000 shares of C-TEC Preferred Stock Series A with an aggregate stated value of $41,000,000 and 1,100,000 shares of C-TEC Preferred Stock Series B with an aggregate stated value of 11,000,000 in connection with the merger of Twin County Trans Video, Inc. and (ii) C-TEC Series AA Convertible Preferred Shares in connection with the pending merger of Buffalo Valley Telephone Company.

              In August 1995, the Company filed a registration statement with the Securities and Exchange Commission to register up to 452,000 shares of Preferred Stock that are proposed to be used as consideration, in part, for the pending acquisition of Buffalo Valley Telephone Company ("BVT"). Pursuant to the merger agreement, BVT would be merged (the "merger") with and into a subsidiary of the Company, with the subsidiary being the surviving corporation. Each BVT Common Share outstanding as of the effective time of the merger would be converted into or become a right to receive either (i) cash in the amount of $61 or (ii) one share of C-TEC Series AA Convertible Preferred Stock, par value $61 per share. Shareholders of BVT would be entitled to elect to receive cash or C-TEC Series AA Convertible Stock with respect to shares held by them, but such elections would be subject to allocation procedures, such that the number of BVT Common Shares which would be converted into C-TEC Series AA Convertible Preferred Stock would equal a specified percentage of all outstanding BVT Common Shares (the "Stock Percentage"). The merger agreement requires the Stock Percentage, as determined by C-TEC, to be 50% or, if larger, the minimum percentage necessary for the merger to qualify as a tax-free exchange for federal income tax purposes. C-TEC anticipates that the Stock Percentage will be approximately 50%. BVT had approximately 899,000 Common Shares outstanding at June 30, 1995.

              The C-TEC Series AA Convertible Preferred Stock would be entitled to cumulative semi-annual cash dividends at an annual rate of $3.20 per share and would have a liquidation preference of $61 per share, plus dividends accrued and unpaid to the liquidation date. The C-TEC Series AA Convertible Preferred Stock would be convertible at any time at the option of the holder into shares of C-TEC Common Stock and would be redeemable in whole or in part, at the option of C-TEC or the holder under certain conditions.

              The C-TEC Series AA Convertible Preferred Stock would have no voting rights, except as required by law and except if C-TEC shall fail to pay dividends on the C-TEC Series AA Preferred Shares in an amount equal to three full semi-annual dividends or shall fail to redeem the shares when required.

              The acquisition of Buffalo Valley Telephone Company is expected to be completed in 1995.

              The issuance of the preferred stock is subject to shareholder approval and the merger is subject to regulatory approval and certain other conditions. The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective.

Item 6.  Exhibits and Reports on Form 8-K
         (a.) Exhibits
              (27) Financial Data Schedule

         (b.) Reports on Form 8-K

              The Company filed a Form 8-K on April 10, 1995 with the required financial statements and pro forma financial information related to its acquisition of Megacable, S.A. De CV.

              The Company filed a Form 8-K on June 1, 1995 to announce the completion on May 15, 1995, of the first step in its acquisition of Twin County Trans Video, Inc., by acquiring a 40% interest from the shareholders in exchange for cash of approximately $26.4 million, including a $5 million deposit made previously by the Company and a $4 million 5% promissory note of C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The acquisition of the remaining shares is expected to be completed by year end.

              The Company filed a Form 8-K on May 25, 1995 to announce the signing of a definitive agreement for the acquisition of all outstanding shares of Common Stock of Buffalo Valley Telephone Company for $61 per share payable either in cash or preferred stock. The total value of the transaction is approximately $54.8 million.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             C-TEC CORPORATION



DATE: August 14, 1995                          /s/ Bruce C. Godfrey
                                             ------------------------
                                             Bruce C. Godfrey
                                             Executive Vice President and
                                             Chief Financial Officer