Form 10-Q
period 1995-09-30
C TEC CORP
filed 1995-11-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995

                                      OR
                                      --

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

   YES     X        NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 1995.
                                    Common Stock            19,085,364
                                    Class B Common Stock     8,359,803

                            C-TEC CORPORATION

                                  INDEX



 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Statements of Operations-
           Quarters and Nine Months Ended September 30,1995 and 1994

           Condensed Consolidated Balance Sheets-
           September 30, 1995 and December 31, 1994

           Condensed Consolidated Statements of Cash Flows-
           Nine Months Ended September 30, 1995 and 1994

           Notes to Condensed Consolidated Financial Statements

 Item 2.   Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition

 PART II.  Other Information

 Item 4.   Submission of Matters to a Vote of Security Holders
 Item 5.   Other Events
 Item 6.   Exhibits and Reports on Form 8-K

         SIGNATURE

PART 1. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                             Quarter Ended                 Nine Months Ended
                                                              September 30                    September 30
                                                             -------------                 ------------------

                                                          1995            1994            1995            1994
                                                        --------        --------        --------        --------
SALES                                                    $85,044         $70,206        $237,417        $200,156

COSTS & EXPENSES, EXCLUDING
   DEPRECIATION AND AMORTIZATION                          53,037          43,444         151,110         120,000
DEPRECIATION AND AMORTIZATION                             19,324          15,757          48,668          48,957
                                                        --------        --------        --------        --------

OPERATING INCOME                                          12,683          11,005          37,639          31,199

INTEREST & DIVIDEND INCOME                                 3,297           1,239          11,800           2,448

INTEREST EXPENSE                                          (7,072)         (8,740)        (19,914)        (24,994)

GAIN ON SALE OF PENNSYLVANIA
   CABLE PROPERTIES                                         -               -               -                893
GAIN ON SALE OF INVESTMENT IN
   NORTHEAST NETWORKS, INC.                                 -               -              2,890            -

OTHER INCOME (EXPENSE), NET                                  133            (217)            677             380
                                                        --------        --------        --------        --------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                     9,041           3,287          33,092           9,926

PROVISION FOR INCOME TAXES                                 2,776           1,559           9,642           4,676
                                                        --------        --------        --------        --------

INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST AND
   EQUITY IN UNCONSOLIDATED ENTITIES                       6,265           1,728          23,450           5,250

MINORITY INTEREST IN (INCOME) OF
   CONSOLIDATED ENTITIES                                     (55)            (25)           (127)            (72)

EQUITY IN (LOSS) OF
   UNCONSOLIDATED ENTITIES                                  (443)           (288)         (2,572)            (99)
                                                        --------        --------        --------        --------

INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY
   CHARGE AND CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGE                             5,767           1,415          20,751           5,079

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                1,113          73,990           1,113          73,990
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                          (330)          1,843            (202)          1,982
                                                        --------        --------        --------        --------

INCOME BEFORE EXTRAORDINARY
   CHARGE AND CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGE                             6,550          77,248          21,662          81,051

EXTRAORDINARY CHARGE - DEBT                                -                -               -             (2,861)
  PREPAYMENT PENALTY

CUMULATIVE EFFECT ON PRIOR YEARS
   OF CHANGE IN ACCOUNTING
   PRINCIPLE FOR POSTEMPLOYMENT
   BENEFITS                                                -                -               -               (378)
                                                        --------        --------        --------        --------

NET INCOME                                                $6,550         $77,248         $21,662         $77,812
                                                        ========        ========        ========        ========

                              Earnings Per Share

                                                               Quarter Ended                    Nine Months Ended
                                                                September 30                       September 30
                                                       ---------------------------        ---------------------------
                                                         (1995)           (1994)            (1995)           (1994)
                                                       ----------       ----------        ----------       ----------
Earnings (loss) per average common share

Income from continuing operations before
   extraordinary charge and cumulative effect
   of accounting principle change                           $0.21            $0.09             $0.76            $0.31

Gain on disposal of discontinued operations                  0.04             4.48              0.04             4.48
Income (loss) from discontinued operations                  (0.01)            0.11             (0.01)            0.12
                                                       ----------       ----------        ----------       ----------

Income before extraordinary charge and
   cumulative effect of accounting principle
   change                                                    0.24             4.68              0.79             4.91

Extraordinary charge-debt prepayment
   penalty                                                    -                -                 -              (0.17)

Cumulative effect on prior years of change in
   accounting principle                                       -                -                 -              (0.03)
                                                       ----------       ----------        ----------       ----------

Net income                                                  $0.24            $4.68             $0.79            $4.71
                                                       ----------       ----------        ----------       ----------

Average common shares outstanding                      27,445,167       16,509,593        27,445,167       16,509,593


See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                 September 30          December 31
                                                     1995                  1994
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments                 $78,503              $178,195
Short term investments                               88,390               127,245
Other current assets                                 59,884                51,749
Deferred income taxes                                 8,752                 7,057
                                                    -------               -------
     Total current assets                           235,529               364,246
                                                    -------               -------


PROPERTY, PLANT AND EQUIPMENT
   Telephone Plant                                  416,188               399,330
   Cable Plant                                      297,209               192,879
   Mobile Services Plant                              -                     2,456
   Other Property, Plant and Equipment               16,197                12,948
                                                    -------               -------
     Total Property, Plant and Equipment            729,594               607,613
     Accumulated Depreciation                       300,711               267,185
                                                    -------               -------
     Net Property, Plant and Equipment              428,883               340,428
                                                    -------               -------


INVESTMENTS                                          92,334                14,569
                                                    -------               -------

INTANGIBLE ASSETS, NET                              155,722                50,319
                                                    -------               -------

DEFERRED CHARGES AND OTHER ASSETS                    31,650                22,963
                                                    -------               -------


TOTAL ASSETS                                       $944,118              $792,525
                                                    -------               -------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
   debt and preferred stock                          10,481                 9,028
Advance billings & customer deposits                 11,069                 8,169
Accrued taxes                                         5,248                21,807
Accrued interest                                      2,359                 5,751
Accrued contract settlements                          6,478                 5,150
Other current liabilities                            52,909                48,978
                                                    -------               -------

Total current liabilities                           $88,544               $98,883
                                                    -------               -------

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                  (Unaudited)

                                                              September 30          December 31
                                                                 1995                  1994

LONG-TERM DEBT                                                   296,724               273,376
                                                               ---------             ---------

DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                                    98,354                43,600
                                                               ---------             ---------

OTHER DEFERRED CREDITS                                            33,998                26,995
                                                               ---------             ---------

MINORITY INTEREST                                                 11,830                 -
                                                               ---------             ---------

REDEEMABLE PREFERRED STOCK                                        44,500                   257
                                                               ---------             ---------

COMMON SHAREHOLDERS' EQUITY:
   Common Stock                                                   27,823                27,823
   Additional Paid-in Capital                                    226,981               227,034
   Retained Earnings                                             121,507                99,845
   Treasury Stock at cost, 377,842 shares
     at September 30, 1995 and December 31, 1994                  (5,288)               (5,288)
   Cumulative translation adjustments                               (855)                -
                                                               ---------             ---------

   Total Common Shareholders' Equity                             370,168               349,414
                                                               ---------             ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $944,118              $792,525
                                                               =========             =========

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30
                                                                         1995             1994
                                                                         ----             ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $45,642          $62,057
                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment                             (48,516)         (45,199)
   Proceeds from sale of mobile services properties                       3,915          181,649
   Proceeds from the sale of equity interest in Norteast
   Networks, Inc.                                                         5,007            -
   Proceeds from sale of Pennsylvania
      cable properties                                                    -                1,200
   Proceeds from redemption of investment in
      RTB Stock                                                           -                1,141
   Reduction of short-term investments                                   38,855            -
   Acquisitions, net of cash acquired                                  (128,201)           (800)
   Other                                                                  2,542           (5,027)
                                                                       --------         --------

   Net Cash Provided by (Used in) Investing Activities                 (126,398)         132,964
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Penalty on early retirement of debt                                    -               (2,861)
   Issuance of Long-Term Debt                                            15,300          148,176
   Redemption of Long-Term Debt                                         (31,614)        (168,507)
   Other                                                                 (2,622)          (1,947)
                                                                       --------         --------

   Net Cash Used in
      Financing Activities                                              (18,936)         (25,139)
                                                                       --------         --------

   Net Increase (Decrease) in Cash and Temporary Cash
      Investments                                                       (99,692)         169,882

   Cash and Temporary Cash Investments at
      Beginning of Year                                                 178,195           60,182
                                                                       --------         --------
   Cash and Temporary Cash Investments at
      September 30                                                      $78,503         $230,064
                                                                       ========         ========

   Supplemental Disclosures of Cash Flow Information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                             $23,307          $25,997
                                                                       ========         ========

      Income taxes                                                      $24,812           $4,252
                                                                       ========         ========

 Supplemental Schedule of Noncash Investing and Financing Activities

     The Company acquired all the outstanding Common Stock of Twin County Trans Video, Inc. and a related covenant not to compete. The consideration for the acquisition was as follows:

     Cash                                            $ 39,600
     Issuance of 5% promissory note                     4,000
     Issuance of redeemable preferred stock            44,500
     Liabilities assumed                               14,000
                                                     --------
     Fair value of assets acquired                   $102,100
                                                     ========

     The Company acquired an additional 18.29% of the outstanding Common Stock of Mercom, Inc. for cash of $6,912. The acquisition, along with the Company's previous investment of 43.63% of Mercom's outstanding Common Stock, was accounted for as a purchase. In connection with the acquisition, liabilities of approximately $28,200 and minority interest of approximately $11,800 were recorded.

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


3. On September 9, 1994, the Company completed the sale of its cellular properties, which were part of its Mobile Services business segment, to Independent Cellular Network, Inc. for approximately $190,500. At September 30, 1995 and December 31, 1994, certain holdbacks and escrows of approximately $2,200 and $6,000, respectively are included in other current assets and approximately $1,500 and $2,200 respectively are included in other assets in the accompanying consolidated balance sheets in accordance with the payment terms of the respective agreements. In December 1994, the Company completed the sale of its telephone answering service operations and signed a letter of intent relative to the disposition of its paging operations. The paging disposition was completed in July 1995 and the Company realized a gain of approximately $2,100 before income tax on the disposal. The telephone answering service and paging operations constituted the remaining portion of the Company's Mobile Services business segment. Therefore, the Company has accounted for the Mobile Services operations as discontinued operations. Prior years financial statements have been restated to reflect the discontinuation of the Mobile Services business segment and all activity up to the date of disposition has been accounted for as discontinued operations. Sales of the Mobile Services business segment were $15 and $7,146 for the three months ended September 31, 1995 and 1994, respectively and $1,147 and $22,311 for the nine months ended September 30, 1995 and 1994, respectively.

4. On January 24, 1995, the Company purchased a forty percent equity position in Megacable, S.A. de C.V. ("Megacable"). The aggregate consideration for the purchase was cash of $84,115, subject to adjustments based on the fourth quarter 1995 exchange rate. The Company accounts for its investment by the equity method of accounting. Megacable translates its assets and liabilities into U.S. dollars at the rates in effect at the end of the fiscal period. The Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustments account in the shareholders' equity section of the balance sheet. Megacable translates its revenue and expense accounts into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period depending on the value of the dollar against the peso. The excess cost over the underlying equity in the net assets of Megacable is approximately $94 million, which excess is being amortized on a straight-line basis over 15 years. For the quarter and nine months ended September 30, 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $507 and $2,804, respectively. The Company's share of cumulative foreign currency translation charges were $954 and $855 for the quarter and nine months ended September 30, 1995, respectively. Summarized information for the financial position and results of operations of Megacable, Inc. as of and for the nine months ended September 30, 1995 is as follows:


      Assets                                  $71,451
      Liabilities                             $13,077
      Stockholders' Equity                    $58,375
      Sales                                   $16,661
      Costs and Expenses                      $10,809
      Foreign Currency Transaction Losses     $ 5,105
      Net Income                              $ 2,521


5. On January 31, 1995, the Company purchased the assets of Higgins Lake Cable, Inc. The aggregate consideration for the purchase was cash of approximately $4,600.


6.  The provision for income taxes consists of the following:


                                                      September 30,
                                                     1995      1994

Currently payable                                   $8,091   $(10,962)
Deferred                                             1,964     16,170
Investment Tax Credits                                (413)      (532)
                                                    ------   --------

  Total provision from continuing operations        $9,642   $  4,676
Provision from gain on disposal of
  discontinued operations                              962     55,751
Provision (Benefit) from discontinued operations       470     (4,165)
                                                    ------   --------

  Total provision for income taxes                 $11,074    $56,262
                                                   =======    =======

The provision for income taxes is different than the amount computed by applying the U.S. statutory federal tax rate.

The differences are as follows:                        September 30,
                                                     1995        1994
Income before provision for income taxes and
  cumulative effect of accounting principle
  changes                                           $30,393     $9,755
                                                    -------     ------


Federal tax provision at statutory rate             $10,638    $ 3,414
Increase (reduction) due to:
State income taxes, net of federal benefit            2,114      2,281
Amortization of investment tax credits                 (413)      (532)
Rate differential applied
  to reversing timing differences                    (1,261)      (362)
Estimated nondeductible expenses                          -      1,125
Non-deductible goodwill                                 156        105
Tax-exempt interest                                      (5)      (221)
Equity in unconsolidated entities                       330        465
Adjustments to prior years                                1       (113)
Deferred tax amortization                            (1,458)    (1,458)
Gain on disposal of investment                         (597)         -
Other, net                                              137        (28)
                                                    -------    -------

Provision for income taxes                           $9,642     $4,676
                                                     ======     ======

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                         September 30,   December 31,
                                              1995           1994
                                              ----           ----

Net operating loss carryforwards             $   5,597       $  4,772
Investment tax credit carryforwards                  0            342
Alternative minimum tax credits                  5,192         13,014
Regulatory liability - deferred taxes            6,888          6,060
Benefit plans                                      499            536
Accruals for nonrecurring charges and
  contract settlements                           4,031          3,366
Reserve for bad debts                              632            540
All other                                        8,328          3,981
                                             ---------       --------
Total deferred tax assets                    $  31,167       $ 32,611
                                             ---------       --------

Property, plant and equipment                  (74,792)       (51,808)
Intangible assets                              (30,200)        (4,163)
Regulatory asset - state flow-through           (6,203)        (3,864)
All other                                       (4,438)        (2,569)
                                             ---------       --------

Total deferred tax liabilities                (115,633)       (62,404)
                                             ---------       --------

   Subtotal                                    (84,466)       (29,793)
                                             ---------       --------
Valuation allowance                             (4,564)        (5,590)
                                             ---------       --------
Total deferred taxes                         $ (89,030)      $(35,383)
                                             =========       ========

     In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

     The net change in the valuation allowance for deferred tax assets during 1995 was a decrease of $1,026.


7. On May 8, 1995, the Company sold its equity position in Northeast Networks, Inc. for cash of $5,007. The Company realized a pretax gain of approximately $2,890 on the disposal.


8. On May 15, 1995, the Company acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County") in exchange for cash of approximately $28.6 million, including a $5 million deposit made in March 1995, and a $4 million 5% promissory note of C-TEC Cable Systems, Inc., a wholly owned subsidiary of the Company. In addition, C-TEC paid $11 million in consideration of a noncompete agreement and assumed liabilities of $14 million. The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of C-TEC. C-TEC has also assumed management of Twin County. As a result, C-TEC has control of Twin County and accordingly has fully consolidated Twin County since May 1, 1995, the effective date of the merger. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52 million stated value redeemable preferred stock of C-TEC Corporation. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The estimated fair value of the preferred stock is $44.5 million, subject to final determination.

     The Company has preliminarily allocated the purchase price paid to date on the basis of the estimated fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. The excess of the consideration for the acquisition over the fair value of the net assets acquired of approximately $24 million has been allocated to goodwill and is being amortized over a period of approximately 10 years.

9. Pursuant to a stock rights offering, the Company, through a wholly owned subsidiary, acquired majority voting control of Mercom, Inc. through the exercise of stock rights and oversubscription privileges. Immediately prior to the rights offering, C-TEC owned 43.63% of the outstanding common stock of Mercom. C-TEC purchased a total of 1,920,056 shares of common stock through the rights offering for an aggregate consideration of $6,912,202. The rights offering concluded on August 10, 1995. Following the purchase, C-TEC owns 61.92% of the outstanding common stock of Mercom, Inc. and accordingly has consolidated Mercom, Inc. in its financial statements since August 1995. Prior to the rights offering, C-TEC accounted for its 43.63% ownership interest under the equity method of accounting. The acquisition has been accounted for as a purchase. The full fair value of assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 38.08% public ownership. The estimated fair values are based on preliminary information which may be revised at a later date. Goodwill of approximately $8,800 was recognized and is being amortized over approximately 10 years.

10. In May 1995, the Company signed a definitive agreement for the acquisition of all the outstanding shares of common stock of Buffalo Valley Telephone Company for $61 per share, payable either in cash or C-TEC convertible preferred stock. In October 1995, Buffalo Valley Telephone Company terminated its Merger Agreement with C-TEC and entered into a definitive agreement with Conestoga Enterprises, Inc.


11. In connection with the acquisition of Mercom, Inc. (see Note 9), the Company has consolidated the long term debt of Mercom, Inc., as follows:

        Credit Agreement outstanding at September 30, 1995      $19,276
                                                                =======

     The average effective rate is 7% for outstanding borrowings at September 30, 1995.

     At September 30, 1995 Mercom was in compliance with all covenants associated with its Credit Agreement. The most restrictive covenant contained in the amended Credit Agreement pertains to the debt to operating cash flow ratio. The agreement in 1995 requires the Company to maintain a debt to cash flow ratio of less than five times. The ratio decreases in subsequent years per the agreement.

     The credit agreement with Morgan Guaranty Trust Company is secured by a first lien on certain material assets of Mercom and its subsidiaries and by a pledge of the stock of Mercom subsidiaries.

     A payment of $346 is payable on December 31, 1995.

     Additional maturities of the amended and restated Credit Agreement are as follows:

                        Aggregate
     Year                Amounts
     ----                -------
     1996                 $1,500
     1997                 $1,750
     1998                 $2,100
     1999                 $2,600
     2000                 $3,750
     Thereafter           $7,230



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

     C-TEC Corporation and subsidiaries' (the "Company") income from continuing operations was $5,767 or $.21 per average common share, for the quarter ended September 30, 1995 as compared to $1,415 or $.09 per average common share, for the same period in 1994. The improvement results principally from higher operating income before depreciation and amortization of $5,245 with increases in all operating groups, principally cable television. The acquisition of Twin County Trans Video, Inc., a cable television service provider in the Lehigh Valley area of Pennsylvania, primarily accounts for the increase for the Cable Television Group. Interest and dividend income exceeded the 1994 level for the period by $2,058 principally as a result of earnings on the proceeds of the Company's cellular business segment disposition and stock rights offering in September and December 1994, respectively. Interest expense decreased $1,668 primarily due to the early payment of $100 million parent company debt in December 1994. Partially offsetting these improvements were higher depreciation and amortization of $3,567 resulting from the accounting for the Twin County Trans Video, Inc. and Mercom, Inc. business combinations (see Notes 8 & 9). Income taxes were $1,217 higher primarily due to higher earnings. Net income was $6,550, or $.24 per average common share, and $77,248 or $4.68 per average common share, for the three months ended September 30, 1995 and 1994, respectively. The difference in net income is principally due to a gain of $73,990 on the disposition of the Company's cellular operations in 1994.

     Sales increased 21.1% for the Quarter ended September 30, 1995 to $85,044 as compared to $70,206 for the same period in 1994, with the Cable Group contributing $11,650 of the increase. The increase at the Cable Group is due to increased subscribers and a rate increase as well as to the acquisitions of Twin County Video, Inc., which contributed $6,706 for the Quarter and Mercom, Inc. which contributed $2,382 from August, when its results were consolidated with the Company, through September 1995.

     For the nine months ended September 30, 1995, income from continuing operations was $20,751, or $.76 per average common share, as compared to $5,079, or $.31 per average common share, for the same period in 1994. The increase is primarily due to higher interest and dividend income of $9,352. Additionally, operating income before depreciation and amortization increased $6,151, with increases in all operating groups, principally cable television. Interest expense decreased $5,080 primarily due to the early payment of $100 million parent company debt in December 1994. Additionally, results for 1995 include a gain of $2,890 on the disposition of an equity interest in Northeast Networks, Inc. while 1994 results reflect a gain of $893 on the disposition of Pennsylvania cable properties. Partially offsetting these improvements were higher income taxes of $4,966 primarily due to higher earnings and a higher equity in the loss of unconsolidated entities of $2,473, primarily resulting from amortization of excess of the Company's purchase price over the net assets of Megacable. Net income was $21,662, or $.79 per average common share, and $77,812, or $4.71 per average common share, for the nine months ended September 30, 1995 and 1994, respectively. The difference in net income is principally due to a gain of $73,990 on the disposition of the Company's cellular operations and an extraordinary charge of $2,861 on the early repayment of certain debt of the Telephone Group in 1994.

     Sales increased 18.6% for the nine months ended September 30, 1995 to $237,417 as compared to $200,156 for the same period in 1994, with the Cable and Long Distance Groups contributing $19,048 and $11,737, respectively, toward the increase. See the individual operating group sections below for a discussion of these increases.

     Sales and operating income before interest, depreciation, amortization and income taxes by business segment was as follows for the three and nine months ended September 30, 1995:

                    Quarter Ended      Nine Months Ended
                     September 30         September 30


Sales               1995      1994       1995      1994
-----               ----      ----       ----      ----

 Telephone         $32,202   $30,996   $ 95,611  $ 92,125
 Cable              35,206    23,556     90,006    70,958
 Long Distance       8,431     7,396     31,604    19,867
 Other               9,205     8,258     20,196    17,206
                   -------   -------   --------  --------
       Total       $85,044   $70,206   $237,417  $200,156
                   =======   =======   ========  ========
Operating income before
interest, depreciation, amortization
and income taxes
----------------

 Telephone         $19,366   $19,127   $ 57,122  $55,540
 Cable              15,093    10,381     40,481   33,776
 Long Distance        (100)   (1,213)    (1,034)  (4,502)
 Corporate Overhead
  and Other         (2,352)   (1,533)   (10,262)  (4,658)
                   -------   -------   --------  -------
        Total      $32,007   $26,762   $ 86,307  $80,156
                   =======   =======   ========  =======

Telephone Group
---------------

  Sales of the Telephone Group increased $1,206, or 3.9% for the third Quarter of 1995 as compared to the same period in 1994. The increase is due to higher local network service revenue, resulting from an increase in access lines. Additionally, intrastate network access revenue increased due to growth in access minutes and a higher average rate per minute. Operating expenses, excluding depreciation and amortization, increased approximately $1,000 as compared to the same period in 1994, primarily due to higher payroll expense. The increase in payroll is principally associated with a one-time post-employment benefit charge.

  For the nine months ended September 30, 1995, sales of the Telephone Group increased $3,486, or 3.8% as compared to the same period in 1994 due primarily to increases in local network service and network access revenues discussed above; partially offset by decreases in long distance toll revenue. Operating expenses, excluding depreciation and amortization, increased approximately $1,900, or 5.2% in 1995 as compared to the same period in 1994, primarily due to higher payroll expense, in part associated with a one-time post-employment benefit charge.

Cable Group
-----------

  Sales of the Cable Group increased $11,650, or 49.5% for the three months ended September 30, 1995 as compared to the same period in 1994. The increase is due to the sales increases of $6,706 resulting from the acquisition of Twin County Trans Video, Inc. effective May 1, 1995. Twin County serves approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. Additionally, subscriber increases of approximately 15,000 over the same period in 1994 and a rate increase effective in April 1995 account for increases of approximately $2,800 in basic revenue. The Company acquired majority control of the voting stock of Mercom, Inc., which provides cable television service in Michigan and Port St. Lucie, Florida, in August 1995 through a rights offering. Mercom's results have been consolidated since that time, resulting in a sales increase of approximately

$2,400. C-TEC previously owned 43.63% of the voting stock of Mercom, Inc. and accounted for its investment under the equity method. Operating expenses, excluding depreciation and amortization, increased approximately $6,938, or 52.6%, primarily due to operating expenses associated with the addition of Twin County, Trans Video, Inc. and Mercom, Inc. subscribers and to higher programming expense resulting from increased subscribers, channel additions, and rate increases.

  For the nine months ended September 30, 1995, the Cable Group had increased sales of $19,048, or 26.8% as compared to the nine months ended September 30, 1994, primarily for the reasons referred to above. Operating expenses, excluding depreciation and amortization, increased $12,343, or 33.2% primarily due to operating expenses associated with the addition, of Twin County Trans Video, Inc. and Mercom, Inc. subscribers and to higher basic programming costs. Additionally, customer service and technical service expenses increased mainly due to additional personnel while general and administrative expenses increased primarily due to higher insurance and franchise fee expense, as well as additional personnel.

Long Distance Group
-------------------

  Sales of the Long Distance Group increased $1,035 or 14% for the Quarter ended September 30, 1995 as compared to the same period in 1994 primarily due to increases in switched business sales and 800 service sales of approximately $628 and $436, respectively. Operating expenses, excluding depreciation and amortization, remained relatively stable as compared to the same period in 1994.

  For the nine months ended September 30, 1995, sales of the Long Distance Group increased $11,737, or 59.1% as compared to the nine months ended September 30, 1994 primarily due to higher revenues of approximately $5,670 from resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for sales of this product to this long distance reseller terminated during the second Quarter of 1995. Increases in switched business sales and 800 service sales of approximately $2,608 and $1,853, respectively, account for the majority of the increase. Operating expenses, excluding depreciation and amortization, increased $8,269, or 33.9% for the nine months ended September 30, 1995 as compared to the same period in 1994. The primary increases occurred in expenses associated with Tariff 12 sales of $5,405 and carrier expense of $2,605.

Corporate Overhead and Other
----------------------------

  For the three and nine months ended September 30, 1995, other sales increased $947, or 11.5%, and $2,990, or 17.4%, respectively, primarily due to increases resulting from a large premises distribution systems project of the Communications Services Group for a telecommunications services provider.

  Corporate overhead and other costs and expenses, excluding depreciation and amortization, increased $1,766, or 18% and $8,594, or 39.3%, for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. The increases result primarily from higher costs of sales of the Communications Services Group due to increases in sales volume and changes in sales mix, expenses associated with new business initiatives and higher salary expense due to increased rates and additional personnel.

Depreciation and Amortization
-----------------------------

  Depreciation and amortization increased $3,567 for the three months ended September 30, 1995 as compared to the same period in 1994 primarily due to additional expense of $3,609 and $1,236 associated with the consolidation of Twin County Trans Video, Inc., and Mercom, Inc., respectively. These increases were partially offset by lower amortization resulting from the expiration in August 1994 of a significant Noncompete Agreement of the Cable Group.

  For the nine months ended September 30, 1995, depreciation and amortization decreased $289 as compared to the same period in 1994 primarily due to the expiration in August 1994 of a significant Noncompete Agreement of the Cable Group offset by additional depreciation and amortization resulting from consolidation of Twin County Trans Video, Inc., effective May 1, 1995 and Mercom, Inc., effective August 1, 1995.

  In future periods, depreciation and amortization is expected to significantly exceed amounts recorded for comparable periods in 1994 and earlier periods of 1995.

Interest and Dividend Income
----------------------------

  Interest and dividend income increased $2,058 and $9,352 for the quarter and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increases are the result of both higher average invested balances and higher yields in 1995. Average invested balances have increased primarily as a result of the proceeds received from the sale of the Company's cellular operations in September 1994 and proceeds from the Company's stock rights offering, which concluded in December 1994, net of uses which primarily include the repayment in December 1994 of $100,000 Parent Company debt and the 1995 acquisitions of Megacable for $84,000 and Twin County, the cash portion of which was $39,000. The average yield has increased approximately 200 basis points over the comparable periods in 1994.

  Additionally, contributing to the increase were dividends received on the Telephone Group's investment in Rural Telephone Bank (RTB) Class C Stock, which was converted from non-dividend paying RTB Class B Stock in connection with the early retirement of certain debt of the Telephone Group in March 1994. Such dividends aggregated $1,975 for the nine months ended September 30, 1995 and $893 for the nine months ended September 30, 1994.

Interest Expense
----------------

    Interest expense decreased $1,668 and $5,080 for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994 primarily due to the early payment of $100,000 Parent Company debt in December 1994.

Other
-----

  The Company disposed of its equity position in Northeast Networks, Inc. during the second quarter of 1995 and realized a gain of $2,890.

  The Company's equity in the loss of unconsolidated entities increased $2,473 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily results from amortization of excess of the Company's purchase price over the net assets of Megacable.

Financial Condition
-------------------

  Cash and temporary cash investments and short-term investments decreased primarily as a result of the Company's $84 million investment in Megacable S.A. de C.V. in January 1995 and its $39 million investment in Twin County Trans Video, Inc. in May 1995.

  Other current assets increased primarily as a result of the acquisitions and consolidations of Twin County and Mercom which increased accounts receivable by approximately $2,100. Additionally, interest and dividends receivable increased $2,984 as a result of the timing of receipt of such income. Higher inventory balances at the Telephone and Communications Services Group due to construction projects in process also contribute to the increase.

  Property, plant and equipment and intangible assets increased primarily as a result of the allocation of the consideration for the Twin County Trans Video, Inc. acquisition and Mercom, Inc. consolidation.

  Investments increased primarily as a result of the Company's $84 million investment in Megacable S.A. de C.V. in January 1995 in exchange for a forty percent ownership interest.

  Deferred charges and other assets primarily increase as a result of the regulatory accounting treatment of deferred state income taxes by the Telephone Group. The Telephone Group is permitted to recognize only State income taxes actually paid as a cost of service. Accordingly, a regulatory asset is established for the tax effect of temporary differences to be recovered from rate payers when such taxes are actually paid.

  Advance billings and customer deposits increased due to advance billings of Twin County Trans Video, Inc., which was consolidated with the Company since May 1995.

  Accrued taxes decreased primarily due to payment of state taxes accrued in 1994 on the gain resulting from the sale of Company's cellular operations.

  Accrued interest decreased as a result of the timing of payment of interest on the 9.65% $150,000 Senior Secured Notes of the Cable Group and the early repayment of $100,000 Parent Company debt in December 1994.

  Other current liabilities increased primarily as a result of the acquisition of Twin County Trans Video, Inc., and the consolidation of Mercom, Inc.

  Long-term debts increased primarily as a result of the consolidation of Mercom, Inc., which has long term debt, including current maturities, of $19,276. The remaining increase is due to additional borrowings by the Cable Group on its Revolving Credit Agreement.

  Other deferred credits increased primarily as a result of regulatory liabilities recorded for adjustments to future revenue requirements of the Telephone Group caused by the provision of deferred taxes on regulatory assets.

  Minority interest arises from the Purchase Method of accounting applied to the Mercom, Inc. business combinations as a result of C-TEC acquiring majority control of Mercom through the exercise of its rights and oversubscription privilege of a stock rights offering by Mercom, Inc. in August 1995.

  Redeemable preferred stock represents an estimate of the fair value of the $52 million stated value preferred stock issued as a portion of the consideration for the Twin County Trans Video, Inc., acquisition. Such fair value is subject to final adjustment.

Liquidity and Capital Resources
-------------------------------

                                                  September 30    December 31
                                                     1995            1994
                                                     ----            ----

Cash and Temporary Cash Investments and
 Short-term investments                            $166,893        $305,440

Working Capital                                    $146,985        $265,363

Long-term Debt (including current maturities)      $307,205        $282,385

                                                 Nine Months Ended September 30,

                                                     1995            1994
                                                     ----            ----

Net cash provided by
 operating activities                               $45,642         $62,057

Operating income before depreciation
 and amortization (excluding Mobile Services
 business segment in 1994)                           86,307          80,156

Investing Activities:
 Additions to property, plant and equipment
   (excluding Mobile Services business segment
   in 1994)                                          48,516          38,796

 Acquisitions and investments, net of
   cash acquired                                    128,201             800
                                                    -------          ------

Total                                              $176,717         $39,596


    The Company remains in a strong liquidity position at September 30, 1995 despite declines in cash, temporary cash investments, short-term investments and working capital over December 31, 1994 primarily due to the Company's $84 million investment in Megacable S.A. de C.V. and its $39 million investment in Twin County Trans Video, Inc. Long-term debt increased primarily as a result of debt of Mercom, Inc. which was consolidated with the Company since August 1995.

    Net cash provided by operating activities represented 94.1% and 160.0% of additions to property, plant and equipment for the nine months ended September 30, 1995 and 1994, respectively. This decline is largely the result of a significant increase in additions to property, plant and equipment by the Cable Group compared to the nine months ended September 30, 1994 and a decrease in net cash provided by operating activities. The increase at the Cable Group is the result of the Group's network upgrades to enable it to provide enhanced telecommunications services over its network. The Cable Group's capital expenditures are currently expected to remain ahead of the 1994 level throughout 1995. The decline in net cash provided by operating activities is the result of working capital changes. The Company anticipates that its cash flow from operations in 1995 will exceed the 1994 level.


    The Company intends to utilize its available cash balance to develop full service networks using certain of the Company's cable television and telephone systems or other platforms such as leased or overbuilt facilities and for potential acquisitions, joint ventures and similar strategic investments in the telecommunications industry.


REGULATORY ISSUES
CABLE TELEVISION CONSUMER PROTECTION
AND COMPETITION ACT


  The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed The Cable Television Consumer Protection and Competition Act of 1992 (the "Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, which have increased the administrative costs of complying with such regulations. The most significant provision of the Act requires the Federal Communications Commission (the "FCC") to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

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

  On June 5, 1995, the FCC released the text of a small systems rate relief Order. The Order provides that "small systems" (i.e. those with 15,000 or fewer subscribers) owned by "small cable companies" (i.e. serving 400,000 or fewer subscribers) may file a very streamlined cost-of-service analysis to justify their rates. The Company anticipates that some of its Michigan operations may be classified as small systems under these new rules. The Company is currently reviewing the Order and its impact on the Company going forward.

  On June 6, 1995 the United States Court of Appeals for the D.C. Circuit released a decision to permit the recovery of increases in external costs for the period extending from September 30, 1992 until the operator became subject to rate regulation at some point after September 1, 1993 commonly referred to as the "Gap Period". The Company is currently reviewing the impact of this decision on its maximum permitted rates under the going forward rules.

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

  The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 42% of the

Company's municipalities have filed to regulate basic cable service rates with 31% of these municipalities currently certified to regulate basic rates. The FCC regulates tiers of service above basic cable service in a franchise area if a complaint is filed with the FCC with respect to rates in that franchise area.

  In November, 1993, the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company continues to believe it is in full compliance with the original Act. However, on December 30, 1994, the FCC issued a Memorandum Opinion and Order which ordered that C-TEC's a la carte packages in two Michigan communities as they existed on November 17, 1993, are subject to rate regulation as of September 1, 1993, and the channels composing them must be counted by C-TEC as rate regulated channels for purposes of rate justification, as of that date. The order also terminated the remaining 14 inquiries regarding other C-TEC Michigan franchises since these franchises withdrew their complaints and accepted the Company's settlement offer, discussed below. The Company submitted an application for review of the Memorandum Opinion and Order with the FCC on January 30, 1995. The Company accrued for the potential a la carte liability in 1994. Since the filing of the application for review, one of the two Michigan communities subject to the Memorandum Opinion and Order has accepted the Company's settlement offer.

  The Company has been challenged on it's existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and is involved in ongoing negotiations with these communities. The Company accrued an amount which represents its best estimate of it's subscriber refund liability in Michigan in 1994. This amount represents a reduction of the limited basic rate by $.30 cents per month for each subscriber from December 31, 1994 back to the date of initial regulation. The proposed settlement with the Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 76% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The FCC issued new rate regulation guidelines which were effective May 1994. During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC going forward rules. Five Michigan communities to date have filed complaints with the FCC relative to the April rate increase on the basic cable service tier. Five Michigan subscribers to date have filed complaints with the FCC relative to the April increase on the cable programming service tier. The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its rates.

  The Company's cable systems in New York and New Jersey are regulated by the respective state regulatory commissions. These commissions have certified with the FCC to regulate basic cable service rates on behalf of all communities in those states. In August, 1994, the State of New Jersey Board of Public Utilities (the "Board") ruled on the Company's rates which were in effect prior to May 15, 1994. The Board approved the basic rate and ruled that the Company's a la carte package should not be considered a regulated tier. The Board did, however, order a two dollar reduction in the rate charged for converter rental. In 1994, the Company accrued for a refund liability back to September 1, 1993. Additionally, the Company has changed its rate for converter rental for future periods to reflect the Board's decision. The State of New Jersey again challenged the Company's rate structure, including a la carte services, under the revised regulations. In June and July 1995, the Board ruled on the Company's rates which were in effect subsequent to May 15, 1994, but prior to any rate increases. The Board once again approved the basic rate and stated that the Company continues to offer the same package of a la carte channels previously approved by the Board. During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its New Jersey and New York subscribers. The rate increase was implemented in April 1995 and was in conformity with the FCC going forward rules. There have been sixty six customer complaints filed with the FCC for New Jersey and sixteen for New York relative to the April rate increase on the cable programming service tier. As stated earlier, the Company believes that is in compliance with the amended rate regulation provisions.

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

Part II.  Other Information
Item 4. Submission of Matters to a Vote of Security Holders


        The Annual Meeting of Shareholders was held on September 14, 1995. Matters submitted to and approved by Shareholders included:


     1) The election of the following Class II Directors to serve for a term of three years:


     Nominee             For              Against
     -------             ---              -------

     Thomas C. Stortz    115,139,885      19,011,399
     Robert E. Julian    115,138,885      19,012,399
     Frank M. Henry      115,154,886      18,996,397
     Eugene Roth         115,059,485      19,091,798

     Additional Directors whose term of office as a Director continued after the meeting included:

     James Q. Crowe             Michael J. Mahoney
     Stuart E. Graham           David C. McCourt
     Richard R. Jaros           David C. Mitchell
     Daniel E. Knowles          Walter Scott, Jr.

     2) An amendment to the articles of incorporation to increase the authorized C-TEC Common Stock and Class B Stock to 85,000,000 and 15,000,000 respectively.

     For            Against              Abstain        No Vote
     107,646,771    25,932,286           572,226          0


     3) An amendment to the articles of incorporation to authorize a new class of 25,000,000 shares of C-TEC Preferred Stock.


     For            Against              Abstain        No Vote
     99,455,865     24,773,708           644,620      9,277,090


     4) The approval of the issuance of C-TEC Preferred Stock for use in the merger of Twin County Trans Video, Inc. into a subsidiary of the Company.


     For            Against              Abstain        No Vote
     93,787,225     19,448,090           638,878      9,277,090


     5) The approval of the issuance of C-TEC Preferred Stock for use in the merger of Buffalo Valley Telephone Company into a subsidiary of the Company.


     For            Against              Abstain        No Vote
     104,722,454    19,536,652           615,087      9,277,090


     6) The ratification of the selection of Coopers & Lybrand as the Company's independent auditors for the year ending December 31, 1995.


     For            Against              Abstain        No Vote
     115,815,008    17,834,981           501,294      1,809,550

Item 5. Other Events


     The Company announced on November 8, 1995 that it is evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, the Company will evaluate the advisability and flexibility of separating or restructuring its local telephone business, its cable television, and its various other communications businesses. C-TEC has engaged the investment banking firm of Merrill Lynch & Co. to assist with the process.


Item 6. Exhibits and Reports on Form 8-K
     (a.) Exhibits
          (11) Statement re:  Computation of Per Share Earnings

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C-TEC CORPORATION



DATE: November 14, 1995                  /s/ Bruce C. Godfrey
                                       ________________________
                                       Bruce C. Godfrey
                                       Executive Vice President and
                                       Chief Financial Officer