Form 10-K
period 1995-12-31
C TEC CORP
filed 1996-04-01
CIK 310433

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-11053
                                ----------------

                               C-TEC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             PENNSYLVANIA                            23-2093008
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         105 CARNEGIE CENTER,                        08540-6215
         PRINCETON, NEW JERSEY                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 29, 1996:

                          19,318,232 Common Stock
                           8,128,935 Class B Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 29, 1996 computed by reference to closing price as reported by the NASDAQ Stock Market for Common Stock ($37.187 per share) and to the closing price as reported by the NASDAQ Smallcap Market for Class B Common Stock ($37.000 per share), is as follows:

                         $412,482,634 Common Stock
                         $112,284,344 Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

  C-TEC Corporation was organized in 1979. It is incorporated under the laws of the Commonwealth of Pennsylvania and has its principal office in Princeton, New Jersey. C-TEC is a holding company with wholly-owned subsidiaries engaged in various aspects of the communications industry and organized into four principal groups--Telephone, Cable Television, Communications Services, and Long Distance. Effective in 1994, the Company discontinued its Mobile Services business segment. Through its wholly-owned subsidiaries, C-TEC also has ownership interests of 80% in Homelink Limited Partnership and 61.92% in Mercom, Inc., both cable television subsidiaries; and 40% in Mexico's second largest cable television system operator.

                                  OPERATIONS

TELEPHONE

  The Telephone Group consists of a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. As of December 31, 1995, the Telephone Group provided service to approximately 226,000 main access lines. Of these, 174,000 are residential and 52,000 primarily relate to business. This Group's operating territory is rural, containing only 44.6 access lines per square mile as compared to an estimated Pennsylvania average of 153.0 lines per square mile. The Group's 78 central offices serve an average of 2,897 lines and 65 square miles.

  In addition to providing local telephone service, this Group provides network access and long distance services to interexchange carriers. This Group also has other revenues which are considered non-regulated and primarily relate to telecommunications equipment sales, and services and billing/collection services for interexchange long distance carriers.

  Through the continued expansion of epix(TM) Eastern Pennsylvania Internet Exchange, (introduced in mid-1994) the Telephone Group has become a regional provider of information services. In addition to its own customers, the Group is currently marketing epix(TM) through other telephone companies and newspaper organizations. Other new product offerings, such as distance learning systems, have resulted in additional sales. Distance learning systems were a key to the start-up phase of the Telephone Group's video conferencing business. By using compressed video equipment and service from the Telephone Group, such systems allow students to attend courses to which they previously did not have access. This coupled with the Telephone Group's arrangement as an authorized dealer for the largest manufacturer of video conferencing systems and its ability to provide equipment and video bridging services, provides this Group with a significant competitive advantage throughout eastern Pennsylvania. With regulatory barriers lifted, Caller ID has been introduced and has been very well received by the marketplace.

  The Telephone Group believes that the type of services referred to above, which are supported by the existing 100% digital network are not currently found readily within the operating territory. Most importantly, these services can provide new revenue sources which are not dependent upon or subject to regulatory approval.

  The Telephone Group's operating territory is primarily rural and competition focuses on telecommunications equipment sales and services. Revenues derived from telecommunications equipment sales and services is not a significant portion of the Group's business.

  Although intraLATA toll bypass and alternative local access telephone service providers are potential competitive threats, no significant facility bypass and only moderate lata toll competition has occurred to date. The Group expects intraLATA toll presubscription to be implemented January 1, 1998. IntraLATA toll and access revenue comprise a significant portion of the Group's business.

CABLE

  The Cable Group is a cable television operator with cable television systems located in the States of New York, New Jersey, Michigan, Delaware and Pennsylvania. The Group owns and operates cable television systems serving 334,000 customers and is the majority owner and the manager of cable television systems with an additional 39,000 customers, ranking it in the top 20 of U.S. multiple system operators. Most customers are served by advanced hybrid fiber/coaxial networks, offering expanded band width and a platform for two-way services. On January 31, 1995, the Cable Group purchased the assets of Higgins Lake Cable, Inc., which provides cable television service to approximately 3,200 subscribers in northern Michigan. Also, on May 15, 1995, the Cable Group acquired 40% of the outstanding common stock of Twin County Trans Video, Inc., ("Twin County"), which provides cable television service to approximately 78,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. The Cable Group purchased the remaining outstanding common stock in Twin County on September 21, 1995. The operating results of Twin County have been reflected in the statement of operations since May 1995. In addition, effective August 1995, the Cable Group's results reflect the operating results of Mercom, Inc. ("Mercom"). C-TEC increased its ownership in Mercom from approximately 43% to 62% as a result of its purchase of shares in a stock rights offering which concluded in August 1995. The Company sold the stock of its Delaware operation to an affiliate at net book value for approximately $97 in February 1996.

  The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be challenges to its restructured rates.

  The Cable Group's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements with local government authorities on acceptable terms. To date, all of the Group's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1995, the Cable Group completed negotiations with 15 communities resulting in franchise renewals on terms which are acceptable to the Group. The Cable Group has 418 franchises, 126 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1995. No one franchise accounts for more than 10% of the Group's total revenue.

  Competition for the Cable Group's services in each state in which it operates, with the exception of Pennsylvania, has traditionally come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite ("DBS"), which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish, has proved to be a viable competitor. There are currently five national DBS providers providing service in the United States. These services are generally available throughout the country, including areas in which the Company operates. The largest competitive traditional cable television system within the Company's operations, Twin County, is subject to effective competition throughout its entire operation and consequently, its rates are not regulated under the provisions established by the FCC. Twin County operates the largest competitive cable system in the United States.

  The passage of the Telecommunications Act of 1996 (the "96 Act") is expected to increase the level of competition from other video providers. The Company is currently evaluating the impact the new Act will have on regulation, competition and its operating results. It is impossible to quantify at this time the impact of these technological and regulatory developments on the cable television industry in general or on the Cable Group in particular.

  The following table summarizes the development of the Cable Group over the last five years:

                                           AS OF DECEMBER 31
                              ------------------------------------------------
                                1991      1992      1993      1994      1995
                              --------  --------  --------  --------  --------
Homes Passed:
  Owned Systems..............  334,461   343,871   354,929   363,322   538,451
  Partially Owned/Managed
   Systems...................   58,726    59,988    61,730    63,721    65,449
Basic Subscribers:
  Owned Systems..............  207,355   217,382   224,849   238,201   333,920
  Partially Owned/Managed
   Systems...................   33,692    34,118    34,714    37,324    38,853
Basic Penetration:
  Owned Systems..............     62.0%     63.2%     63.4%     65.6%     62.0%
  Partially Owned/Managed
   Systems...................     57.3%     56.9%     56.2%     58.6%     59.4%
Average Monthly Revenue per
 Subscriber:
  Owned Systems.............. $  30.93  $  32.28  $  34.51  $  33.48  $  33.15
  Partially Owned/Managed
   Systems--(for the month of
   December)................. $  27.60  $  30.05  $  29.70  $  29.36  $  30.41

Note: The Company has changed the manner in which it computes statistics for premium subscribers over the five year period. Therefore, comparable data for premium service units and premium penetration is not available. Additionally, 1995-statistics include the effects of the acquisition of Twin County Trans Video, Inc. in May 1995.

COMMUNICATIONS SERVICES

  The Communications Services Group presently carries out business primarily in the Northeastern United States providing telecommunications-related engineering and technical services. These services are provided out of the Company's headquarters in Princeton, New Jersey, and regional offices in Pennsylvania and New Jersey.

  The services provided by the Group include telephony engineering; system integration; operation and management of telecommunications facilities for large corporate clients, hospitals and universities; and installation of premises distribution systems in large campus environments. In addition, the Communications Services Group sells, installs and maintains private branch exchanges (PBXs) in Pennsylvania and New Jersey. The Group also provides cable and data engineering, and project management of cable/telecommunications network construction.

  The Group encounters significant competition from interexchange carriers, regional bell operating companies, independent telephone companies, system integrators, interconnect companies and small independent consultants. The competition from various sources results in significant downward pressure on the prices and margins for the services the Group provides. The Group's cost-effective operations, competitive pricing, flexibility to meet customer requirements, and reputation in the telecommunications industry for quality service have been its primary strengths against the competition.

LONG DISTANCE

  The Long Distance Group principally operates in Pennsylvania. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In late 1992, the Long Distance Group entered the Wilkes-Barre/Scranton territory served by Bell Atlantic-- Pennsylvania. In late 1993, the Long Distance Group established sales offices in additional markets served by Bell Atlantic--Pennsylvania: Philadelphia, Pittsburgh, Harrisburg and Allentown. During 1995, the company continued statewide certification and is now certified in twenty-four states. This process will increase service availability to new customers.

  The Long Distance Group provides switched based services, is a "reseller" of several types of services and employs the network of several long distance providers on a wholesale basis. As a result of market share growth, in 1993 the Group leased a long distance switch which allows customers to choose the Long Distance Group as their long distance provider and dial the common "1+" to use the service. This switched service enables the Company to provide a full range of long distance services.

  Additionally, in 1992, the Group procured access to AT&T Tariff 12 services through a series of agreements. The AT&T Tariff 12 arrangement is a regulated tariff on file with the FCC pursuant to which AT&T services are provided at specified rates. During 1995, 19% of total revenue was derived from this source, but due to the lower than expected gross margin rate, the service was discontinued.

  The interexchange (long-distance) carrier market is crowded and competitive. A key development was the rapid revenue growth by regional and niche-oriented companies. The top three carriers (AT&T, MCI and Sprint) account for almost 90% of all interexchange carrier revenue. However, that share may decline as other interexchange carrier revenue grows as a result of increased price pressure and more aggressive marketing by regional carriers. New telecommunications legislation passed in February 1996 will allow regional Bell operating companies into the long distance market which will increase competition.

  In Pennsylvania, the Long Distance Group has mirrored the overall growth statistics of the regional carriers. The company has shifted its growth emphasis from residential to business customers. Competition for the mid-sized business market has come from other similarly situated carriers rather than the top three. An enhanced product line, and an emphasis on customer service and service plans that are competitively priced yet simple to understand are the Long-Distance Group's primary strengths against competition.

OTHER MATTERS

  In May 1995, the Company sold its equity position in Northeast Networks, Inc., an alternative access telephone service provider, and realized a pre-tax gain of $3,038.

  In July 1995, the Company completed the sale of its paging operations and realized a pre-tax gain of $2,188.

  In January 1995, the Company purchased a forty percent equity position in Megacable, S.A. de C.V., which is currently Mexico's second largest cable television operator for cash of $84,115. Year end subscriber counts were 177,317 at December 31, 1995 as compared to 167,519 at December 31, 1994. The Company is exposed to foreign currency translation adjustments resulting from the translation into U.S. dollars of the financial statements of Megacable, which utilize the peso as the local and functional currency. Such adjustments are included as a separate component of common shareholders' equity and reflected losses of $2,606, net of income taxes, in 1995. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from its own. The Company's proportionate share of transaction losses are included in income as they occur. In 1995, the Company's proportionate share of such loss was $932. Megacable reduced its exposure to such losses by utilizing a portion of the Company's cash investment to repay U.S. dollar denominated debt of approximately $55 million. In 1995, after translation into U.S. dollars, Megacable reported sales of $20,841, operating income before interest, depreciation and amortization and income taxes of $8,154 and net income of $5,802.

  In 1995, the Company's share of the income of Megacable was $2,696, which includes foreign currency transaction losses of $932. The Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which excess is being amortized on a straight-line basis over 15 years. In 1995, amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $5,757. During 1995, the Mexican peso devalued against the U.S. dollar. At December 31, 1995, the exchange rate was 7.7 pesos/dollar, as compared to approximately 3.4 pesos/dollar at December 31, 1994. A significant portion of this devaluation occurred prior to the Company's investment in Megacable. The Company does not believe that its investment in Megacable has been permanently impaired in 1995 by this devaluation and has not recorded any impairment losses as a result. See Note 2 to the 1995 consolidated financial statements-- "Summary of Significant Accounting Policies--Accounting for Impairments." While this devaluation has leveled off through approximately mid-March 1996, it is not possible at this time to determine what effect future currency fluctuations will have on the Company's operating results.

  In November 1995, the Company announced that it had engaged Merrill Lynch & Co. to assist with evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, the Company announced that it would evaluate the advisability and feasibility of separating or restructuring its local telephone business, its cable television business and its various other communications businesses. In March 1996, the Company announced that it intends to distribute to its shareholders in a tax-free spin-off its local telephone operations (the Telephone Group), communications engineering operations (the Communications Services Group), and certain other assets. Following the spin-off, the Company intends to combine its domestic cable television operations with a third party pursuant to a tax-free stock-for-stock transaction. No assurances can be given that these transactions will be consummated. Consequently, these operations have not been accounted for as discontinued operations. The Company has various contingent fees which will become payable to Merrill Lynch and various other financial advisors, based upon the form of the restructuring, if any.

  Also in March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN Corporation ("RCN"), the Company's controlling shareholder, of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"): (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up joint effort with RCN which plans to provide telecommunications services to the residential sector ("UrbanNet").

  The Businesses Transferred Under Contractual Arrangement are to be sold at two separate closings. The first closing, involving the sale of UrbanNet, is expected to take place in April 1996. The purchase price for UrbanNet will be approximately $17,500 in cash. In addition, after the first closing, the Company will continue to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), is expected to take place in the second half of 1996. The purchase price for the Other Transferred Businesses will be $100,088 as adjusted pursuant to the definitive agreement. Such adjustments are expected to increase the purchase price for the Other Transferred Businesses by approximately $5,500. The consideration for the Other Transferred Businesses will be either cash or the Company's common stock (valued at the average trading price of such stock over the ten trading days ending on the earlier of June 25, 1996 and the date of the second closing), at the election of RCN. No assurances can be given that any of these transactions will be consummated.

  Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the company.

  The Stock Purchase Agreement provides the Company an option, at its election, to repurchase any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the Stock Purchase Agreement, if the Company does not restructure its domestic cable television and local telephone operations as provided in the Stock Purchase Agreement by January 1, 1997, subject to certain exceptions if the Company has taken formal steps to effect a restructuring at that time. The prices at which the Company may repurchase the businesses are based on purchase price allocations from the first and second closing, as adjusted pursuant to the Stock Purchase Agreement. Although a legal transfer of ownership will occur at the time of closing the sale of these operations to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership have not been transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, these operations have not been accounted for as discontinued operations.

  Financial information regarding the Registrant's industry segments is set forth in Note 16 to the consolidated financial statements included herein.

  As of December 31, 1995, the Company had 1,549 full-time employees including general office and administrative personnel.

ITEM 2. PROPERTIES.

  C-TEC Corporation, the holding company, does not own any physical properties. The Telephone Group owns and maintains in generally good operating condition switching centers, cables and wires connecting the telephone company and its customers with the Company's switching centers and other telephone instruments and equipment. These properties enable the Telephone Group to provide customers with prompt and reliable telephone service. Substantially all of the properties of the Telephone Group are subject to mortgage liens held by the National Bank for Cooperatives.

  C-TEC Cable Systems of New York, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of Michigan, Inc., Twin County Trans Video, Inc., and Mercom, Inc. (the "Cable Television Group") own and maintain in generally good operating condition head-end, distribution and subscriber equipment. These properties enable the Cable Television Group to provide customers with reliable cable television service. Also, SRHC, Inc., owns buildings in Wilkes-Barre and Dallas, PA.

ITEM 3. LEGAL PROCEEDINGS.

  In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1995 fiscal year.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to

Section 14 (A) of the Securities Exchange Act of 1934 (the "1934 Act"). Information with respect to Executive Officers who are also Directors is set forth in Part III, Item 10.

EXECUTIVE OFFICERS OF THE REGISTRANT

                         AGE AS OF         OFFICE AND DATE OFFICE HELD SINCE:
 NAME                  MARCH 1, 1996              OTHER POSITIONS HELD
 ----                  -------------       ----------------------------------
 Bruce C. Godfrey.....       40      Executive Vice President and Chief Financial
                                      Officer--C-TEC Corporation (since April
                                      1994); Executive Vice President and Chief
                                      Financial Officer--Mercom, Inc. (since April
                                      1994); Director of Megacable, S.A. de C.V.
                                      (since January 1995); Senior Vice President
                                      and Principal--Daniels & Associates (January
                                      1984--April 1994).
 Raymond B. Ostroski..       41      Executive Vice President and General
                                      Counsel--C-TEC Corporation (since February
                                      1995); Corporate Secretary--C-TEC
                                      Corporation, (since October 1989); Executive
                                      Vice President and General Counsel--Mercom,
                                      Inc. (since February 1995); Vice President
                                      and General Counsel--C-TEC Corporation
                                      (December 1990--February 1995); Vice
                                      President and General Counsel--Mercom, Inc.
                                      (December 1991--February 1995); Corporate
                                      Secretary--Mercom, Inc. (December 1991--
                                      December 1994); Corporate Counsel--C-TEC
                                      Corporation (August 1988--December 1990);
                                      Assistant Corporate Secretary--C-TEC
                                      Corporation (April 1986--October 1989);
                                      Associate Counsel--C-TEC Corporation (August
                                      1985--August 1988).
 Mark Haverkate.......       41      Executive Vice President of Cable Television
                                      Group (since July 1995) Executive Vice
                                      President of Development--C-TEC Corporation
                                      (February 1995--July 1995); Executive Vice
                                      President of Development--Mercom, Inc.
                                      (since February 1995); Director of
                                      Megacable, S.A. de C.V. (since January
                                      1995); Vice President of Development--C-TEC
                                      Corporation (December 1993--February 1995);
                                      Vice President of Development--Mercom, Inc.
                                      (December 1993--February 1995); Vice
                                      President Cable Television Group (October
                                      1989--December 1993); Director of
                                      Acquisitions and Development (July 1988--
                                      October 1989); Corporate Marketing Manager--
                                      Cable Television Group (May 1981--July
                                      1988).
 Kevin M. O'Hare......       35      Executive Vice President--Long Distance Group
                                      (since March 1995); Network Engineering
                                      Director--ACC Long Distance Corp. (February
                                      1994--March 1995); General Manager--The
                                      Seneca Gorham Telephone Corp. (December
                                      1992--February 1994); General Manager--The
                                      AuSable Valley Telephone Company, an
                                      affiliate of Rochester Telephone Corp.
                                      (February 1990--February 1994);
                                      Sales/Marketing Manager--New York Region,
                                      Rochester Telephone Corp. (February 1988--
                                      February 1990).

                           AGE AS OF        OFFICE AND DATE OFFICE HELD SINCE:
 NAME                    MARCH 1, 1996             OTHER POSITIONS HELD
 ----                    -------------      ----------------------------------
 Stephen J. Rabbitt.....       47      Executive Vice President--Residential
                                        Communications Network, Inc. (since
                                        September 1991); Executive Vice
                                        President--Cable Television Group (August
                                        1994--September 1995); Executive Vice
                                        President--Mercom, Inc. (since August
                                        1994); Senior Vice President--Crown Media,
                                        Inc. (November 1992--August 1994); Fund
                                        Vice President--Jones Intercable, Inc.
                                        (January 1989--November 1992).
 Michael A. Adams.......       38      Executive Vice President--Communications
                                        Services Group (since September 1994);
                                        Vice President of Technology (November
                                        1993--September 1994); Vice President of
                                        Engineering--RCN Corporation (September
                                        1992--October 1993); Vice President--
                                        McCourt Communications Co., Inc. (June
                                        1992--October 1993); Vice President of
                                        Business Development--McCourt/Kiewit
                                        International (May 1991--June 1992);
                                        Managing Director--McCourt Cable &
                                        Communications, Ltd. (October 1990--June
                                        1992); Director of Operations--MFS/McCourt
                                        (January 1990--October 1990); Vice
                                        President of Engineering--McCourt Cable
                                        Systems, Inc. (June 1982--January 1990).
 Malcolm M. Burnside....       51      Vice President, Regulatory and Public
                                        Affairs (since April 1994); Vice
                                        President, Regulatory and Public Affairs--
                                        Telephone Group (November 1984--April
                                        1994).
 John D. Filipowicz.....       37      Vice President and Assistant General
                                        Counsel--C-TEC Corporation (since February
                                        1995); Assistant Corporate Secretary--C-
                                        TEC Corporation (since December 1994);
                                        Corporate Secretary--Mercom, Inc. (since
                                        December 1994); Corporate Counsel--C-TEC
                                        Corporation (December 1990--February
                                        1995); Associate Counsel--C-TEC
                                        Corporation (August 1988--November 1990).
 Michael I. Gottdenker..       31      Executive Vice President--Telephone Group
                                        (since September 1995); Vice President of
                                        New Business Development--Revlon Consumer
                                        Products Corporation (1994--1995); General
                                        Manager--State Beauty Supply (1993--1994);
                                        Director of Corporate Finance--Revlon
                                        (1992--1993); Associate, Real Estate
                                        Finance Department--Salomon Brothers Inc.
                                        (1988--1991); Financial Analyst, Corporate
                                        Finance Department--Salomon Brothers Inc.
                                        (1986-1988).
 Ralph S. Hromisin......       35      Vice President and Corporate Controller--C-
                                        TEC Corporation (since August 1994);
                                        Director of Corporate Accounting--C-TEC
                                        Corporation (March 1992--August 1994);
                                        Various positions, most recently Audit
                                        Manager--Parente, Randolph, Orlando, Carey
                                        & Associates, CPAs (November 1982--March
                                        1992).

                         AGE AS OF        OFFICE AND DATE OFFICE HELD SINCE:
 NAME                  MARCH 1, 1996             OTHER POSITIONS HELD
 ----                  -------------      ----------------------------------
 Timothy J. Stoklosa..       35      Vice President of Finance (since May 1995);
                                      Treasurer--C-TEC Corporation (since August
                                      1994); Manager of Mergers and
                                      Acquisitions--Peter Kiewit Sons', Inc.
                                      (October 1991--August 1994); Senior
                                      Financial Analyst of Corporate
                                      Development--Citizens Utilities Co.
                                      (February 1990--October 1991); Assistant
                                      Vice President--CH Financial, Inc. (January
                                      1988--February 1990); Consultant--Deloitte
                                      Haskins & Sells (September 1984--January
                                      1988).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS

  There were approximately 2,019 registered holders of Registrant's Common Stock and 815 registered holders of Registrant's Class B Common Stock on February 29, 1996. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future except possibly in connection with its proposed restructuring. Other information required under Item 5 of Part II is set forth in Note 20 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  During the two years preceding December 31, 1995, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information as of February 29, 1996, including beneficial ownership of C-TEC Common Stock and C-TEC Class B Stock for the current Directors is set forth below:

                                                                        DIRECTOR
NAME OF DIRECTOR     AGE                                                 SINCE
- ----------------     ---                                                --------
James Q. Crowe.....   46 Chairman of the Board, Chief Executive           1993
                         Officer and Director, MFS Communications
                         Company, Inc. ("MFSCC"); and Director, Kiewit
                         Diversified Group ("KDG"); Peter Kiewit
                         Sons', Inc. ("PKS") and California Energy
                         Company, Inc. ("CECI"). Mr. Crowe does not
                         own any Company securities.
Stuart E. Graham...   50 Chairman, President and Chief Executive          1990
                         Officer, Skanska Engineering and
                         Construction, Inc.; and President and Chief
                         Executive Officer of Slattery Associates,
                         Inc. Mr. Graham owns 5,200 shares of C-TEC
                         Class B Common Stock, $1 par value per share
                         ("C-TEC Class B Stock").
Frank M. Henry.....   62 President, Frank Martz Coach Company;            1980
                         President, Gold Line, Inc.; Director, First
                         Fidelity Bancorporation and First Fidelity
                         Bank, N.A. Mr. Henry owns 41,040 shares of C-
                         TEC Common Stock, $1 par value per share ("C-
                         TEC Common Stock"), and 23,097 shares of C-
                         TEC Class B Stock.
Richard R. Jaros...   44 Executive Vice President, Chief Financial        1993
                         Officer and Director, PKS; Director, MFSCC
                         and CECI; Director of Megacable, S.A. de C.V.
                         (since January 1995). Mr. Jaros does not own
                         any Company securities.
Robert E. Julian...   56 Director, PKS; and Director, MFSCC. Mr.          1993
                         Julian does not own any Company securities.
Daniel E. Knowles..   66 Personnel Consultant; retired Vice President     1995
                         of Personnel and Administration, Grumman
                         Corporation. Mr. Knowles owns 500 shares of
                         C-TEC Common Stock.
Michael J. Maho-      45 Director of the Company (since May 1995);        1995
 ney...............      President and Chief Operating Officer--C-TEC
                         Corporation (since February 1994); President
                         and Chief Operating Officer--Mercom, Inc.
                         (since February 1994); Director of Megacable,
                         S.A. de C.V. (since January 1995); Executive
                         Vice President--Cable Television Group (June
                         1991-February 1994); Executive Vice President
                         of Mercom, Inc., (December 17, 1991-February
                         1994); Chief Operating Officer--Harron
                         Communications Corp. (April 1983-December
                         1990). Mr. Mahoney owns 10,425 shares of C-
                         TEC Common Stock.

                                                                        DIRECTOR
NAME OF DIRECTOR     AGE                                                 SINCE
- ----------------     ---                                                --------
David C. McCourt...   39 Chairman of the Board of Directors, Chief        1993
                         Executive Officer and Director of the Company
                         since October 1993; President, Chief
                         Executive Officer and Director, RCN
                         Corporation ("RCN"); Chairman and Chief
                         Executive Officer, Mercom Inc.; Director of
                         Megacable, S.A. de C.V. (since January 1995);
                         President and Director, Metropolitan Fiber
                         Systems/McCourt, Inc.; and Director, MFSCC,
                         MFS Telecom, Inc. and Cable Satellite Public
                         Affairs Network ("C-SPAN"). Mr. McCourt owns
                         6,000 shares of C-TEC Class B Stock and
                         11,854 shares of C-TEC Common Stock and
                         disclaims beneficial ownership of ten (10)
                         shares of C-TEC Common Stock which are owned
                         by his children and for which his spouse is
                         custodian.
David C. Mitchell..   54 Retired Corporate Executive Vice President       1993
                         and Director of Rochester Telephone
                         Corporation; Director of Megacable, S.A. de
                         C.V. (since January 1995); Regional Director,
                         Marine Midland Bank. Mr. Mitchell owns 2,300
                         shares of C-TEC Common Stock.
Eugene Roth........   60 Partner, Rosenn, Jenkins and Greenwald           1989
                         (Attorneys); and Director, Pennsylvania
                         Regional Board of First Fidelity Bank, N.A.
                         Mr. Roth has sole voting and investment power
                         with respect to 357 shares of C-TEC Common
                         Stock and 396 shares of C-TEC Class B Stock
                         and shares voting and investment power with
                         respect to 5,957 shares of C-TEC Class B
                         Stock.
Walter Scott, Jr...   64 Chairman, President, Chief Executive Officer     1993
                         and Director, PKS; and Director, MFSCC, CECI,
                         Berkshire Hathaway Inc., Burlington
                         Resources, Inc., California Energy, ConAgra,
                         Inc., MFS Communications and Valmont
                         Industries, Inc. Mr.Scott does not own any
                         Company securities.
Thomas C. Stortz...   44 Vice President and General Counsel, Kiewit       1993
                         Construction Group, Inc. Mr. Stortz does not
                         own any Company securities.

- --------
  The Board of Directors is divided into three classes. David C. McCourt, David C. Mitchell, Daniel E. Knowles and Walter Scott, Jr. are members of Class I with terms expiring in 1997. Thomas C. Stortz, Robert E. Julian, Frank
M. Henry and Eugene Roth are members of Class II with terms expiring in 1998. James Q. Crowe, Stuart E. Graham, Richard R. Jaros and Michael J. Mahoney are members of Class III with terms expiring in 1996.

  The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth, for the fiscal years ended December 31, 1993, 1994 and 1995, the cash compensation, as well as certain other compensation, paid or accrued to the named executive officers.

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                         -----------------------          --------------------------------
                                                            AWARDS               PAYOUTS
                                                          ----------            ----------
                                                    (1)      (4)     SECURITIES
                                                   OTHER  RESTRICTED UNDERLYING                (1) (2)
        NAME AND                                  ANNUAL    STOCK     OPTIONS      LTIP       ALL OTHER
        POSITION         YEAR SALARY($) BONUS($)  COMP($) AWARDS($)     (#)     PAYOUTS($) COMPENSATION ($)
        --------         ---- --------- --------  ------- ---------- ---------- ---------- ----------------
David C. McCourt........ 1995  397,885  700,000     --     220,000    250,000        --         5,612
 Chairman of the         1994  375,000  500,000     --         --     250,000        --           387
 Board and C.E.O.        1993   64,904      N/A     N/A        N/A        N/A        N/A           28

Michael J. Mahoney...... 1995  222,462  100,000     --      65,000        --         --         5,952
 President and           1994  190,719  125,000     --         --     100,000        --         5,585
 Chief Operating Officer 1993  141,231   83,504     --         --         --     293,902        5,135

Bruce C. Godfrey........ 1995  183,731  150,000     --      67,000        --         --         4,790
 E.V.P. and              1994  128,154   53,500     --         --      70,000        --           165
 Chief Financial Officer 1993      N/A      N/A     N/A        N/A        N/A        N/A          N/A

Raymond B. Ostroski..... 1995  147,885   60,000     --      42,000     35,000        --         5,099
 E.V.P., General         1994  122,335   43,750     --         --      35,000        --         4,427
 Counsel and Corporate   1993   91,615   53,503     --         --         --     137,296        3,199
 Secretary

Mark Haverkate.......... 1995  137,952  100,000     --      35,168     35,000        --         5,058
 E.V.P.--Cable           1994  113,676   24,795     --         --      25,000        --         4,507
 Television Group        1993       (3)      (3)     (3)        (3)        (3)        (3)          (3)

- --------
(1) The only type other Annual Compensation for each of the named executive officers was in the form of perquisites and was less than the level required for reporting.
(2) Includes the following amounts for the last fiscal year: (i) David
    McCourt: $530--Company paid life insurance; $5,082--401(k) Company match;
    (ii) Bruce Godfrey: $510--Company paid life insurance; $4,280--401(k) Company match; (iii) Michael J. Mahoney: $870--Company paid life insurance; $5,082--401(k) Company match; (iv) Raymond Ostroski: $600-- Company paid life insurance; $4,499--401(k) Company match; (v) Mark
    Haverkate: $861--Company paid life insurance; $4,197--401(k) Company match. Does not include $16,747 paid to certain senior officers listed for relocation expenses incurred in moving said senior officers and their families to the Company's new executive offices in Princeton, New Jersey.
   Includes the following amounts for the 1994 fiscal year: (i) David McCourt:
   $387--Company paid life insurance; (ii) Bruce Godfrey: $165--Company paid life insurance; (iii) Michael J. Mahoney: $503--Company paid life insurance; $5,082--401(k) Company match; (iv) Raymond B. Ostroski; $390-- Company paid life insurance; $4,037--401(k) Company match; (v) Mark
   Haverkate: $756--Company paid life insurance; $3,751--401(k) Company match. Does not include $686,685 paid to certain senior officers listed for relocation expenses incurred in moving said senior officers and their families to the Company's new executive offices in Princeton, New Jersey. Includes the following amounts for the 1993 fiscal year: (i) David McCourt:
   $28--Company paid life insurance; (ii) Michael J. Mahoney: $474--Company paid life insurance; $4,661--401(k) Company match; (iii) Raymond B. Ostroski; $176--Company paid life insurance; $3,023--401(k) Company match.
(3) The information is not required since the named executive was not an executive officer during 1993.

(4) Represents the market value on the date of grant of restricted stock awards. Additional information with respect to restricted stock awards is as follows as of December 31, 1995:

                                                                       AGGREGATE
                                                               SHARES  VALUE ($)
                                                              -------- ---------
David C. McCourt............................................. 5,992.86  185,779
Michael J. Mahoney........................................... 1,815.34   56,276
Bruce C. Godfrey............................................. 1,850.56   57,367
Raymond B. Ostroski.......................................... 1,169.30   36,248
Mark Haverkate...............................................   988.38   30,640

  As of December 31, 1995, all restricted stock awards were represented by share units. All restricted shares awarded as of December 31, 1995 vest in December 1998. Vesting of restricted shares is accelerated upon a change in control of the Company. Dividends are paid on restricted shares.

                                                                        POTENTIAL REALIZABLE
                                                                              VALUE AT
                                         % OF                              ASSUMED ANNUAL
                            # OF         TOTAL                             RATES OF STOCK
                         SECURITIES     OPTIONS                          PRICE APPRECIATION
                         UNDERLYING     GRANTED     EXERCISE               FOR OPTION TERM
                          OPTIONS     TO EMP. IN    OR BASE  EXPIRATION ---------------------
      NAME               GRANTED(1) FISCAL YR. 1995  PRICE      DATE      5% ($)    10% ($)
      ----               ---------- --------------- -------- ---------- ---------- ----------
David McCourt...........  250,000        39.78%      $21.13   01/20/05  $3,321,350 $8,416,952
Michael Mahoney.........      --          0.00%         --         --          --         --
Bruce Godfrey...........      --          0.00%         --         --          --         --
Raymond Ostroski........   35,000         5.57%       22.75   05/15/05     500,757  1,269,017
Mark Haverkate..........   35,000         5.57%       23.56   09/14/05     518,642  1,314,339

C-TEC OPTIONS/SAR GRANTS IN FISCAL YEAR 1995

- --------
(1) Said options become exercisable (subject to acceleration upon a change in control) in cumulative annual increments of 20% from the original date of grant.

C-TEC AGGREGATED OPTIONS EXERCISES IN FISCAL YEAR 1995 AND FY-END OPTION
VALUES

                                                                                       VALUE OF
                                                                                      UNEXERCISED
                                                    # OF SECURITIES UNDERLYING       IN-THE-MONEY
                           SHARES                   UNEXERCISED OPTIONS/SAR'S        OPTIONS/SARS
                          ACQUIRED                          AT FY-END                  AT FY-END
      NAME               ON EXERCISE VALUE REALIZED EXERCISABLE/UNEXERCISABLE  EXERCISABLE/ UNEXERCIABLE
      ----               ----------- -------------- -------------------------- -------------------------
David McCourt...........       0          $ 0             50,000/500,000          $425,000/$4,168,750
Michael Mahoney.........       0            0             20,000/100,000          $110,000/$  440,000
Bruce Godfrey...........       0            0             14,000/ 70,000          $ 77,000/$  308,000
Raymond Ostroski........       0            0             7,000/  70,000          $ 38,500/$  442,750
Mark Haverkate..........       0            0             5,000/  60,000          $ 27,500/$  370,313

PENSION BENEFITS

  The following table shows the estimated annual benefits payable upon retirement for the named executive officers based upon the compensation and years of service classifications indicated under the Company's pension plan.

                                                    YEARS OF SERVICE
                                         ---------------------------------------
AVERAGE COMPENSATION                       15      20      25      30      35
- --------------------                     ------- ------- ------- ------- -------
$125,000................................ $23,018 $30,690 $38,363 $46,035 $53,708
$150,000-$500,000.......................  28,080  37,440  46,800  56,160  65,520

  Pensions are computed on a straight life annuity basis and are not reduced for social security or other offset amounts. Participants receive a pension based upon average compensation multiplied by the number of years of service. Average compensation is computed on the basis of the average of the employee's highest five (5) consecutive annual base salaries in the ten (10) years immediately preceding retirement. The compensation covered by this plan is generally based upon the compensation disclosed as salary in the "Summary Compensation Table."

DIRECTOR'S COMPENSATION

  Non-employee Directors of the Company receive a retainer of $900 per month and are paid $1,000 for each board meeting attended. The Committee Chairmen and other committee members are paid $500 and $300, respectively, for each committee meeting attended. In fiscal 1995, Stuart E. Graham, Frank M. Henry, David C. Mitchell, Daniel E. Knowles and Eugene Roth were paid $17,400, $18,400, $19,200, $18,l00 and $18,400, respectively, for the foregoing services. Compensation for director services rendered by Directors not employed as executive officers of the Company but employed as executive officers at PKS and MFSCC totaled $66,600(1) and $14,800(2), respectively, in 1995.
- --------
(1) Messrs. Jaros, Julian, Scott, and Stortz.
(2) Mr. Crowe

OTHER RELATED INFORMATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee are Eugene Roth, Stuart E. Graham and Daniel E. Knowles.

  Eugene Roth is a partner in Rosenn, Jenkins and Greenwald, which serves as counsel to the Company from time to time.

  Peter Kiewit Sons', Inc., the Company's controlling shareholder, and/or its affiliates have a substantial stock ownership in California Energy Company, Inc., RCN Corporation and the Company. Many of the companies share mutual director representation on their respective boards.

  Although members of the current Compensation Committee do not serve on any Kiewit-related compensation committees, Robert E. Julian is a Director at PKS. James Q. Crowe and Richard R. Jaros, members of the Company's Executive Committee, are on the Compensation Committee of California Energy Company, Inc.

  For information regarding certain potential or completed transactions between the Company, including its subsidiaries and other affiliates of Peter Kiewit Sons', Inc., see "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

  No named executive officer or Director beneficially owned, as of February 29, 1996, more than one percent (1%) of either the outstanding Common Stock or Class B Stock of Company. The named executive officers who beneficially owned securities of the Company as of such date are David C. McCourt (6,000 shares of C-TEC Class B Stock and 11,854 shares of C-TEC Common Stock of which he shares voting and investment power with his spouse; Mr. McCourt disclaims beneficial ownership of the ten (10) shares of C-TEC Common Stock for which his spouse is custodian for his minor children), Michael J. Mahoney (10,425 Shares of C-TEC Common Stock), Raymond B. Ostroski (1,000 Shares of C-TEC Class B Stock and 3,693 shares of Common Stock), Mark Haverkate (15,673 shares of C-TEC Common Stock and 796 shares of C-TEC Class B Stock) and Bruce C. Godfrey (7,922 shares of C-TEC Common Stock). Nominees, directors and executive officers as a group (the "Group") beneficially owned 93,703 shares of C-TEC Common Stock and 42,446 shares of C-TEC Class B Stock, representing less than one percent (1%) of each class of stock. The Group, after giving effect to the conversion of C-TEC Class B Stock into C-TEC Common Stock, owned 118,664 shares of C-TEC Common Stock, representing less than one percent of such class. The information set forth above and in Part III Item 10, does not give effect to the ownership of Company securities by RCN
Corporation. Certain executive officers and directors of the Company are directly or indirectly affiliated with RCN Corporation. For information with respect to the beneficial ownership of securities by RCN Corporation, see "Security Ownership of Certain Beneficial Owners." C-TEC Corporation has adopted the Executive Stock Purchase Plan (the "Plan") to provide a means by which key employees may elect to defer receipt of up to 20% of their total cash compensation. Under the Plan, deferred compensation is credited to participants' accounts as C-TEC Common Stock share units and the Company issues a restricted stock award matching the share units credited on a share-for-share basis. The units of common stock obtained through the Plan are currently cash only rights unless and until the Plan is approved by Shareholders and as of the date hereof, all restricted stock awards are represented by share units. As of February 29, 1996, Messrs. McCourt, Mahoney, Godfrey, Ostroski, and Haverkate owned 7,786, 2,751, 2,663, 1,744, and 1,579 units, respectively. The above information includes C-TEC Corporation's matching restricted stock awards.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The following table sets forth certain information with respect to the beneficial ownership of shares of C-TEC Common Stock and C-TEC Class B Stock of the Company by any person or group known to the Company to be a beneficial owner of more than five percent of either class of shares. The "Total" columns are unlikely to represent the sum of the related columns because most forms of ownership require that the same shares be disclosed in two of the columns.

  Because the shares of C-TEC Class B Stock are convertible at the option of the holder into shares of C-TEC Common Stock on a one-for-one basis at any time and from time to time, the "Assuming Conversion" columns in the C-TEC Common Stock table reflect the total shares of C-TEC Common Stock which would be beneficially owned upon conversion by each group, as well as the related percentage beneficially owned by such group assuming no other conversions. The "Percent of Class" columns represent ownership not voting interest. Shares of C-TEC Common Stock have one vote per share and shares of C-TEC Class B Stock have 15 votes per share. In addition, shares of both classes can be voted cumulatively with respect to the election of directors.

                              C-TEC COMMON STOCK

                                                                                     ASSUMING
                                           WITHOUT CONVERSION                       CONVERSION
                         ------------------------------------------------------ -------------------
                                                     SHARED
                           SOLE       SOLE    SHARED INVEST-           PERCENT             PERCENT
                          VOTING   INVESTMENT VOTING  MENT             OF CLASS            OF CLASS
                           POWER     POWER    POWER   POWER    TOTAL   APPROX.    TOTAL    APPROX.
                         --------- ---------- ------ ------- --------- -------- ---------- --------
RCN Corporation(1)...... 8,226,262 8,226,262     0       0   8,226,262   42.6%  13,320,485     69%
Mario J. Gabelli Group
 (2).................... 1,813,150 1,921,800     0       0   1,921,800    9.9%   2,718,813   14.1%

                              C-TEC CLASS B STOCK
RCN Corporation......... 5,094,223 5,094,223     0       0   5,094,223  60.82%
Mario J. Gabelli Group
 (2)....................   797,013   797,013     0       0     797,013   9.80%

- --------
(1) PKS is the sole stockholder of Kiewit Diversified Group, Inc., which holds 90% of the stock of RCN. David C. McCourt owns the remaining 10% of the stock of RCN. The address for each of RCN, KDG and PKS is 1000 Kiewit Plaza, Omaha, Nebraska 68131.
(2) Based on information obtained from Schedule 13Ds and amendments thereto for the C-TEC Common Stock and the C-TEC Class B Stock filed through February 29, 1995, with the Commission by Mario J. Gabelli, together with GAMCO Investors, Inc., Gabelli Funds, Inc., Gabelli Performance Partnership, Gabelli International II Limited and Gabelli & Co., each of whose address in One Corporate Center, Rye, New York 10580-1434.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND CERTAIN CONCERNS

  David C. McCourt, Chairman, Chief Executive Officer and Director of the Company, is a Director of C-SPAN. In 1995, the Company paid $131,784 to C-SPAN for programming services.

  Frank M. Henry, a Director of the Company, is a principal in Martz Travel and Frank Martz Coach Company which perform certain travel and related services for the Company. In 1995, the Company paid $40,438 to Martz Travel and Frank Martz Coach Company for such services.

  Frank M. Henry, together with his spouse, owns a 50% partnership interest in Frank M. Henry Associates, which leases office space to the Company under an amended lease which expires May 31, 1996. A total of $313,743 was paid by the Company to Frank M. Henry Associates for rent, utility, parking and maintenance services for 1995.

  Eugene Roth, a Director of the Company, is a partner in Rosenn, Jenkins and Greenwald which serves as counsel for the Company from time to time.

  David C. Mitchell, a director of the Company, serves as a consultant to the Company and was paid $148,125 by the Company in 1995.

  In January 1996 the Company purchased from RCN a $13,088 note payable by Mason Corporativo, S.A. de C.V. at face value.

  In December 1995, the Company acquired from RCN all the issued and outstanding shares of common stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly owned subsidiary of RCN that owned 128,198 shares of Common Stock of the Company and 3,582,406 shares of Class B Stock of the Company. RCN is the Company's controlling shareholder and is controlled by Kiewit Diversified Group, which is a wholly owned subsidiary of Peter Kiewit Sons, Inc. The consideration for the acquisition was newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings. At the same time as the Company consummated this transaction, RCN agreed, subject to certain terms and conditions, to reduce its voting interest in the Company if such reduction is necessary to facilitate a tax-free restructuring of the Company through a spin-off of certain businesses and a merger of its remaining businesses with an undetermined third party.

  The Company believes that all transactions described herein were on terms at least as favorable to the Company as would have been available from an unrelated third party in an arm's-length transaction.

  See Part I, Item 1, "Other Matters" for a description of the terms of a definitive agreement for the sale to RCN of certain of the Company's businesses.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

ITEM 14 (a)(1) Financial Statements:

  Consolidated Statements of Operations for Years Ended December 31, 1995, 1994 and 1993

  Consolidated Statements of Cash Flows for Years Ended December 31, 1995, 1994 and 1993

  Consolidated Balance Sheets--December 31, 1995 and 1994

  Consolidated Statements of Common Shareholders' Equity for Years Ended December 31, 1995, 1994 and 1993

  Notes to Consolidated Financial Statements

  Report of Independent Accountants

ITEM 14 (a)(2) Financial Statement Schedules:

  Description

  Condensed Financial Information of Registrant for the Years Ended December 31, 1995, 1994 and 1993 (Schedule I)

  Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1995, 1994 and 1993 (Schedule II)

  All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

ITEM 14 (a)(3) Exhibits

  Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

 (3) Articles of Incorporation and By-laws

  (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991 are incorporated by reference to Exhibit 3(a) to the Company's annual report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

  (b) Amendment to Articles of Incorporation dated September 21, 1995.*

  (c) By-laws of Registrant, as amended through October 28, 1993 are incorporated herein by reference to Exhibit 3(b) to the Company's annual report on Form 10-K for the year ended December 31, 1993, (Commission File No. 0-11053).

  (d) Amendments to By-laws of Registrant (Article I, Section 1 and Article II, Section 4) dated as of December 13, 1994 are incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

 (4) Instruments Defining the Rights of Security Holders, Including Indentures

  (a) Senior Secured Note Purchase Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC, and various purchasers of the Senior Secured Notes is incorporated herein by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-11053).

  (b) Revolving Secured Credit Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC and a group of commercial banks is incorporated herein by reference to Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (Commission File No. 0-11053).

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

  (d) C-TEC Corporation 1994 Stock Option Plan, as amended, is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64563.

  (e) C-TEC Corporation Executive Stock Purchase Plan is incorporated herein by reference to Form S-8 Registration of Registrant filed with the Commission, Registration No. 33-64677.

  (f) Merger Agreement dated September 23, 1994 among C-TEC Cable Systems, Inc., C-TEC Cable Systems of Pennsylvania, Twin County Trans Video, Inc., Bark Lee Yee, Stella C. Yee, Susan C. Yee, Raymond C. Yee, Kenneth C. Yee and Robert G. Tallman as trustee for that certain trust created pursuant to a trust agreement dated December 17, 1992 is incorporated herein by reference to
Exhibit 10 to the Company's report on Form 8-K dated November 10, 1994, (Commission File No. 0-11053).

  (g) Amendment Agreement dated as of March 30, 1995 and Second Amendment Agreement dated as of May 15, 1995 to Merger Agreement dated September 23, 1994 among C-TEC Cable Systems, Inc., C-TEC Cable Systems of Pennsylvania, Inc., Twin County Trans Video, Inc., Bark Lee Yee, Stella C. Yee, Susan C. Yee, Raymond C. Yee, Kenneth C. Yee and Robert G. Tallman as trustee for that certain trust created pursuant to a trust agreement dated December 17, 1992 is incorporated herein by reference to the Company's report on Form 8-K dated June 1, 1995 (Commission File No. 0-11053).

  (h) Subscription Agreement among Megacable, S.A. de C.V. and C-TEC International, Inc. dated as of January 19, 1995 is incorporated herein by reference to the Company's report on Form 8-K dated February 8, 1994 (Commission File No. 0-11053).

  (i) Stock Purchase Agreement dated as of March 27, 1996 between RCN Corporation and C-TEC Corporation.*

  (j) Exchange Agreement Among RCN Corporation, RCN Holdings, Inc. and C-TEC Corporation dated as of December 28, 1995 and Side Letter dated as of December 28, 1995.*

 (11) Computation of Per Share Earnings*

  (21) Subsidiaries of the Registrant*

  Subsidiaries of Registrant as of December 31, 1995.

  (23) Consent of Independent Accountants*

  (24) Powers of Attorney*

  (27) Financial Date Schedule*

  (99) Additional Exhibits*

  (a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2-98305, 33-5723, 2-98306 and 33-13066 are incorporated herein by reference to Exhibit 28(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 01-11053).

  Item 14 (b) Report on Form 11-K with respect to the Common-Wealth Builder Plan will be filed as an amendment to this report on Form 10-K.

  Item 14 (c) Report on Form 8-K

    The Company filed a Form 8-K on November 21, 1995 and a Form 8-K/A on November 28, 1995 to file a description of the Company's Common Stock in connection with the filing of a Form S-8 Registration Statement No. 33-64563 which amended the Company's 1994 Stock Option Plan.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          C-TEC Corporation

Date: April 1, 1996
                                          By       /s/ David C. McCourt
                                             ----------------------------------
                                              DAVID C. MCCOURT, CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

        /s/ David C. McCourt            Chairman and Chief      April 1, 1996
- -------------------------------------    Executive Officer
          DAVID C. MCCOURT

       /s/ Michael J. Mahoney           President and Chief     April 1, 1996
- -------------------------------------    Operating Officer
         MICHAEL J. MAHONEY

        /s/ Bruce C. Godfrey            Executive Vice          April 1, 1996
- -------------------------------------    President and Chief
          BRUCE C. GODFREY               Financial Officer

        /s/ Ralph S. Hromisin           Vice President and      April 1, 1996
- -------------------------------------    Corporate
          RALPH S. HROMISIN              Controller

DIRECTORS:

        /s/ David C. McCourt                                    April 1, 1996
- -------------------------------------
          DAVID C. MCCOURT

         /s/ James Q. Crowe                                     April 1, 1996
- -------------------------------------
           JAMES Q. CROWE

      /s/ Walter E. Scott, Jr.                                  April 1, 1996
- -------------------------------------
        WALTER E. SCOTT, JR.

              SIGNATURE                                              DATE
              ---------                                              ----

        /s/ Richard R. Jaros                                    April 1, 1996
- -------------------------------------
          RICHARD R. JAROS

        /s/ Robert E. Julian                                    April 1, 1996
- -------------------------------------
          ROBERT E. JULIAN

        /s/ Thomas C. Stortz                                    April 1, 1996
- -------------------------------------
          THOMAS C. STORTZ

        /s/ David C. Mitchell                                   April 1, 1996
- -------------------------------------
          DAVID C. MITCHELL

         /s/ Frank M. Henry                                     April 1, 1996
- -------------------------------------
           FRANK M. HENRY

        /s/ Daniel E. Knowles                                   April 1, 1996
- -------------------------------------
          DANIEL E. KNOWLES

           /s/ Eugene Roth                                      April 1, 1996
- -------------------------------------
        EUGENE ROTH, ESQUIRE

        /s/ Stuart E. Graham                                    April 1, 1996
- -------------------------------------
          STUART E. GRAHAM

                                                                     SCHEDULE I

                               C-TEC CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (THOUSANDS OF DOLLARS
                                                EXCEPT PER SHARE AMOUNTS)
Income:
  Management fee charges to affiliates.....         --      $14,529     $ 8,982
  Interest income--other...................           8         --          --
                                             ----------  ----------  ----------
    Total income...........................           8      14,529       8,982
                                             ----------  ----------  ----------
Expenses:
  Interest expense on notes payable to
   banks...................................         --        9,540       8,981
  General & administrative expenses........           8          32          53
                                             ----------  ----------  ----------
    Total expenses.........................           8       9,572       9,034
                                             ----------  ----------  ----------
Income (loss) from continuing operations
 before income taxes, equity in net loss of
 subsidiaries, extraordinary item, and
 cumulative effect of accounting principle
 changes...................................         --        4,957         (52)
(Benefit) provision for income taxes.......         (10)      3,130        (135)
                                             ----------  ----------  ----------
Income (loss) from continuing operations
 before equity in net loss of subsidiaries,
 extraordinary item, and cumulative effect
 of accounting principle changes...........          10       1,827          83
Net income (loss) of subsidiaries..........      22,716      (2,239)     (3,880)
                                             ----------  ----------  ----------
Income (loss) from continuing operations
 before extraordinary item and cumulative
 effect of accounting principle changes....      22,726        (412)     (3,797)
Gain on disposal of discontinued
 operations................................         278      74,768         --
Income (loss) from discontinued
 operations................................         275         596      (3,070)
                                             ----------  ----------  ----------
Income (loss) before extraordinary item and
 cumulative effect of accounting principle
 changes...................................      23,279      74,952      (6,867)
Extraordinary item--debt prepayment
 penalty...................................         --       (3,236)        --
Cumulative effect on prior years of changes
 in accounting principles for income
 taxes.....................................         --          --          218
                                             ----------  ----------  ----------
Net income (loss)..........................     $23,279     $71,716     $(6,649)
                                             ==========  ==========  ==========
Earnings (loss) per average common share:
  Income (loss) from continuing operations
   before extraordinary item and cumulative
   effect of accounting principle changes..        0.83       (0.02)      (0.23)
  Gain on disposal of discontinued
   operations..............................        0.01        4.38        0.00
  Income (loss) from discontinued
   operations..............................        0.01        0.03       (0.18)
                                             ----------  ----------  ----------
  Income (loss) before extraordinary item
   and cumulative effect of accounting
   principle changes.......................        0.85        4.39       (0.41)
  Extraordinary item--debt prepayment
   penalty.................................        0.00       (0.19)       0.00
  Cumulative effect on prior years of
   changes in accounting principles for
   income taxes............................        0.00        0.00        0.01
                                             ----------  ----------  ----------
  Net loss.................................        0.85        4.20       (0.40)
                                             ==========  ==========  ==========
Average common shares outstanding..........  27,445,167  17,078,842  16,506,494
                                             ==========  ==========  ==========

                               C-TEC CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                          ASSETS
Current Assets:
  Prepayments and other.................................... $    168       --
                                                            --------  --------
      Total Current Assets.................................      168       --
Investment in subsidiaries (stated at equity)..............  417,043   360,475
                                                            --------  --------
                                                            $417,211  $360,475
                                                            ========  ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable to subsidiaries......................... $  5,055  $  8,104
  Accrued liabilities and other............................       22     2,957
                                                            --------  --------
      Total current liabilities............................    5,077    11,061
Long-term debt.............................................      --        --
                                                            --------  --------
      Total liabilities....................................    5,077    11,061
                                                            --------  --------
Redeemable preferred stock.................................   39,493       --
Shareholders' Equity
  Common stock, par value $1, authorized 35,000,000 shares,
   issued 19,389,929 shares in 1995 and 19,074,448 shares
   in 1994.................................................   19,390    19,075
  Class B stock, par value $1, authorized 8,753,203 shares,
   issued 12,143,684 shares in 1995 and 8,748,561 in 1994..   12,144     8,748
                                                            --------  --------
      Total common stock...................................   31,534    27,823
  Additional paid in capital...............................  358,655   227,034
  Retained earnings........................................  123,124    99,845
                                                            --------  --------
      Total................................................  513,313   354,702
    Treasury stock at cost, 377,842 shares in 1995 and
     1994..................................................   (5,288)   (5,288)
    Common stock of parent held by subsidiary, 128,198
     shares of Common stock and 3,582,406 shares of Class B
     stock................................................. (135,384)      --
                                                            --------  --------
      Total shareholders' equity...........................  372,641   349,414
                                                            --------  --------
      Total liabilities and shareholders' equity........... $417,211  $360,475
                                                            ========  ========

                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31,                    1995      1994      1993
- --------------------------------                  --------  ---------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME.............................  $ 23,279  $  71,716  $(6,649)
  CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE
   CHANGES......................................         0          0     (218)
  DEFERRED INCOME TAXES AND INVESTMENT TAX
   CREDITS, NET.................................         0       (170)     620
  EXTRAORDINARY ITEM............................         0      4,978        0
  NET DECREASE (INCREASE) IN CERTAIN ASSETS AND
   LIABILITIES..................................    (6,152)     6,033   (3,456)
  EQUITY IN LOSS (INCOME) OF SUBSIDIARIES.......   (23,270)   (73,239)   6,950
                                                  --------  ---------  -------
  NET CASH FLOW PROVIDED BY OPERATING
   ACTIVITES....................................    (6,143)     9,318   (2,753)
                                                  --------  ---------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  DIVIDENDS FROM SUBSIDIARIES...................    10,000     39,791   10,948
  CAPITAL CONTRIBUTIONS TO SUBSIDIARIES.........    (3,805)  (161,466)  (8,382)
                                                  --------  ---------  -------
  NET CASH USED IN INVESTING ACTIVITIES.........     6,195   (121,675)   2,566
                                                  --------  ---------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LONG TERM DEBT..................         0   (100,000)       0
  PROCEEDS FROM THE ISSUANCE OF COMMON STOCK....       (52)   217,335      187
  DEBT PREPAYMENT PENALTY.......................         0     (4,978)       0
                                                  --------  ---------  -------
  NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES...................................       (52)   112,357      187
                                                  --------  ---------  -------
  (DECREASE) INCREASE IN CASH AND TEMPORARY CASH
   INVESTMENTS..................................         0         (0)       0
                                                  --------  ---------  -------
  CASH AND TEMPORARY CASH INVESTMENTS AT
   BEGINNING OF YEAR............................         0          0        0
                                                  --------  ---------  -------
  CASH AND TEMPORARY CASH INVESTMENTS AT END OF
   YEAR.........................................  $      0  $      (0) $     0
                                                  ========  =========  =======
COMPONENTS OF NET DECREASE (INCREASE) IN CERTAIN
 ASSETS AND LIABILITIES:
  ACCOUNTS PAYABLE..............................    (3,049)     3,878   (3,621)
  PREPAYMENTS...................................      (168)         0        0
  ACCRUED EXPENSES..............................    (2,935)     2,155      165
                                                  --------  ---------  -------
NET DECREASE (INCREASE) IN CERTAIN ASSETS AND
 LIABILITIES....................................  $ (6,152) $   6,033  $(3,456)
                                                  ========  =========  =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  The Company made a noncash capital contribution of $39,493 to a subsidiary when it issued its redeemable preferred stock as part of the consideration for an acquisition made by that subsidiary.

                                                                     SCHEDULE II

                       C-TEC CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (THOUSANDS OF DOLLARS)

        COLUMN A            COLUMN B         COLUMN C        COLUMN D   COLUMN E
        --------          ------------ -------------------- ---------- ----------
                                            ADDITIONS
                                       --------------------
                           BALANCE AT    CHARGED   CHARGED             BALANCE AT
                          BEGINNING OF  TO COSTS   TO OTHER              END OF
DESCRIPTION                  PERIOD    AND EXPENSE ACCOUNTS DEDUCTIONS   PERIOD
- -----------               ------------ ----------- -------- ---------- ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS--DEDUCTED FROM
 ACCOUNTS RECEIVABLE IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  1995..................     $1,393      $2,093     ($592)    $1,101     $1,793
  1994..................     $  679      $1,906     ($276)    $  917     $1,393
  1993..................     $  559      $1,341     $  85     $1,306     $  679
ALLOWANCE FOR
 INVENTORY--DEDUCTED
 FROM MATERIAL AND
 SUPPLY INVENTORY IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  1995..................     $  235      $  258     $ 283     $  540     $  237
  1994..................     $   30      $  349      ($14)    $  129     $  235
  1993..................     $   25      $  226      ($10)    $  211     $   30
ALLOWANCE FOR DEFERRED
 TAX ASSETS--DEDUCTED
 FROM DEFERRED TAX
 ASSETS IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  1995..................     $5,590      $2,704     $   0     $3,830     $4,464
  1994..................     $6,114      $1,285     $   0     $1,809     $5,590
  1993..................     $6,114      $    0     $   0     $    0     $6,114

                                   FORM 10-K

                               INDEX TO EXHIBITS

  Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14(a)(3) hereof.

  The following exhibits are being filed herewith.

EXHIBIT NO.

  (3)(b) Amendment to Articles of Incorporation dated September 21, 1995

  (10)(i) Stock Purchase Agreement dated as of March 27, 1996 between RCN Corporation and C-TEC Corporation

  (10)(j) Exchange Agreement Among RCN Corporation, RCN Holdings, Inc. and C-TEC Corporation dated as of December 28, 1995 and Side Letter dated as of December 28, 1995

  (11) Computation of Per Share Earnings

  (21) Subsidiaries of the Registrant

  (23) Consent of Independent Accountants

  (24) Directors' Powers of Attorney

  (27) Financial Data Schedule