Form 10-Q
period 1996-03-31
C TEC CORP
filed 1996-05-15
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31,1996

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

                                (609) 734-3700
              Registrant's telephone number, including area code)

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

   YES   X     NO



        Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1996.
                 Common Stock                         20,051,950
                 Class B Common Stock                  7,398,217

                            C-TEC CORPORATION


                                  INDEX



 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Statements of
           Operations-Quarters Ended March 31,
           1996 and 1995

           Condensed Consolidated Balance Sheets-
           March 31, 1996 and December 31, 1995

           Condensed Consolidated Statements of
           Cash Flows-Quarters Ended March 31,
           1996 and 1995

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

           Exhibits and Reports on Form 8-K

           SIGNATURE

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)




                                                           Quarter Ended
                                                             March 31
                                                      1996               1995

SALES                                              $88,977            $73,163

COSTS & EXPENSES, EXCLUDING DEPRECIATION
    AND AMORTIZATION                                55,750             47,309

DEPRECIATION AND AMORTIZATION                       23,334             13,827
                                                   -------            -------
OPERATING INCOME                                     9,893             12,027

INTEREST & DIVIDEND INCOME                           3,741              4,839

INTEREST EXPENSE                                    (6,437)            (6,347)

OTHER INCOME, NET                                      331                257
                                                   -------            -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               7,528             10,776

PROVISION FOR INCOME TAXES                           3,551              2,937
                                                   -------            -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST AND
   EQUITY IN UNCONSOLIDATED ENTITIES                 3,977              7,839

MINORITY INTEREST IN (INCOME) LOSS OF
   CONSOLIDATED ENTITIES                               284                (35)

EQUITY IN (LOSS) OF UNCONSOLIDATED
   ENTITIES                                           (669)            (2,602)
                                                   -------            -------
INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY
   CHARGE                                            3,592              5,202

INCOME FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAX
   PROVISION OF $13 IN 1996
   AND $4 IN 1995                                       27                 15
                                                   -------            -------
INCOME BEFORE EXTRAORDINARY
   CHARGE                                            3,619              5,217


EXTRAORDINARY CHARGE - DISCONTINUATION
OF THE APPLICATION OF SFAS 71                       (1,928)                 -
                                                   -------            -------

NET INCOME                                          $1,691             $5,217
                                                   =======            =======




                                                                        Quarter Ended
                                                                          March 31
                                                                   1996             1995
Earnings (loss) per average common share

Income from continuing operations before
   extraordinary charge                                           $0.13             $0.19

Income (loss) from discontinued operations                            -                 -
                                                             ----------        ----------
Income before extraordinary charge                                 0.13              0.19

Extraordinary charge-discontinuation of
    the application of SFAS 71                                     (.07)                -
                                                             ----------        ----------
Net income                                                         $.06              $.19
                                                             ==========        ==========
Average common shares and common stock
     equivalents outstanding                                 27,862,633        27,445,167


See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)



                                           March 31       December 31
                                             1996            1995
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments         $64,172         $49,397
Short-term investments                       95,912         120,487
Other current assets                         61,936          59,383
Deferred income taxes                         8,800           9,275
                                          ---------       ---------
     Total current assets                   230,820         238,542
                                          ---------       ---------

PROPERTY, PLANT AND EQUIPMENT
   Telephone Plant                          421,612         419,219
   Cable Plant                              311,413         306,658
   Other Property, Plant and Equipment       25,939          22,387
                                          ---------       ---------
     Total Property, Plant and Equipment    758,964         748,264
     Accumulated Depreciation               336,983         324,855
                                          ---------       ---------
     Net Property, Plant and Equipment      421,981         423,409
                                          ---------       ---------

INVESTMENTS                                  87,328          88,020
                                          ---------       ---------
INTANGIBLE ASSETS, NET                      157,581         164,682
                                          ---------       ---------
DEFERRED CHARGES AND OTHER ASSETS            23,920          37,374
                                          ---------       ---------

TOTAL ASSETS                               $921,630        $952,027
                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
   debt                                     $35,260         $36,260
Advance billings & customer deposits         12,711          10,049
Accrued taxes                                 5,056           1,616
Accrued interest                              2,222           5,937
Accrued contract settlements                  6,557           6,629
Other current liabilities                    59,715          65,220
                                          ---------       ---------
Total current liabilities                  $121,521        $125,711
                                          ---------       ---------


                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)




                                                         March 31          December 31
                                                            1996               1995

LONG-TERM DEBT                                            $258,419          $263,046
                                                        ----------        ----------
DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                              99,609           102,906
                                                        ----------        ----------
OTHER DEFERRED CREDITS                                      15,058            34,989
                                                        ----------        ----------
MINORITY INTEREST                                           15,518            15,847
                                                        ----------        ----------
REDEEMABLE PREFERRED STOCK                                  39,630            39,493
                                                        ----------        ----------
COMMON SHAREHOLDERS' EQUITY:
   Common Stock                                             31,536            31,534
   Additional Paid-in Capital                              358,643           358,655
   Retained Earnings                                       124,678           123,124
   Treasury Stock at cost, 4,088,446 shares
      at March 31, 1996 and 377,842 December 31, 1995     (140,674)           (5,288)
   Common Stock of Parent Held by Subsidiary                     -          (135,384)
   Cumulative translation adjustments                       (2,308)           (2,606)
                                                        ----------        ----------
   Total Common Shareholders' Equity                       371,875           370,035
                                                        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $921,630          $952,027
                                                        ==========        ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                 Quarter Ended
                                                                   March 31
                                                            1996              1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $22,920            $11,962
                                                        ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment               (14,969)           (15,472)
   Purchase of loan receivable                            (13,088)                 -
   Purchases of short-term investments                    (35,412)                 -
   Sales and maturities of short-term investments          60,060              2,545
   Acquisitions                                                 -            (94,265)
   Other                                                    1,035              1,192
                                                        ---------          ---------
   Net Cash Used in Investing Activities                   (2,374)          (106,000)
                                                        ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of Long-Term Debt                                   -              8,000
   Redemption of Long-Term Debt                            (5,627)            (2,271)
   Other                                                     (144)              (225)
                                                        ---------          ---------
   Net Cash (Used in) Provided by
      Financing Activities                                 (5,771)             5,504
                                                        ---------          ---------
   Net Increase (Decrease) in Cash and
      Temporary Cash Investments                           14,775            (88,534)
   Cash and Temporary Cash Investments at
      Beginning of Year                                    49,397            178,195
                                                        ---------          ---------
   Cash and Temporary Cash Investments at
      March 31,                                           $64,172            $89,661
                                                        =========          =========
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)               $10,152             $9,917
                                                        =========          =========
      Income taxes                                        $ 1,415             $5,052
                                                        =========          =========

See Accompanying Notes to Condensed Consolidated Financial Statements

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

1. The condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

2. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the quarters ended March 31, 1996 and 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $757 and $2,138, respectively. Summarized information for the financial position and results of operations of Megacable, as of and for the three months ended March 31, 1996 and 1995, is as follows:


                                                            1996      1995
                                                            ----      ----

 Assets                                                   $64,943   $111,245
 Liabilities Shareholders                                 $ 9,500   $ 59,552
 Shareholders' Equity                                     $55,436   $ 51,693
 Sales                                                    $ 5,110   $  5,102
 Costs and Expenses                                       $ 3,606   $  3,925
 Foreign Currency Transaction Losses                      $   180   $  5,860
 Net Income (Loss)                                        $ 2,034   $ (3,666)



3.  The provision for income taxes consists of the following:


                                                               March 31
                                                             1996       1995
                                                            ----       ----
Currently payable                                         $ 4,360   $  3,283
Deferred                                                     (709)      (196)
Investment Tax Credits                                       (100)      (150)
                                                          -------   --------
Total provision from continuing operations                  3,551      2,937
Provision from discontinued operations                         13          4
                                                          -------   --------
Total provision for income taxes                          $ 3,564   $  2,941
                                                          =======   ========

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.


The differences are as follows:


                                                   March 31,
                                                 1996     1995
                                                ------   ------
Income before provision for income taxes and
 extraordinary item                             $7,143   $8,139
                                                ------   ------

Federal tax provision at statutory rate         $2,500   $2,848
Increase (reduction) due to:
State income taxes, net of federal benefit         610      795
Amortization of investment tax credits            (100)    (150)
Rate differential applied
  to reversing timing differences                 (188)    (419)
Estimated nondeductible expenses                   544        -
Non-deductible goodwill                            253       35
Equity in unconsolidated entities                 (203)     198
Deferred tax amortization                            -     (486)
Other, Net                                         135      116
                                                ------   ------

Provision for income taxes                      $3,551   $2,937
                                                ======   ======

4. In December 1995, the Company acquired from RCN Corporation, the Company's controlling shareholder ("RCN") all the issued and outstanding shares of Common Stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly-owned subsidiary of RCN that owned 128,198 shares of Common Stock of the Company and 3,582,406 shares of Class B Stock of the Company. RCN is the Company's controlling shareholder and is controlled by Kiewit Diversified Group, which is a wholly-owned subsidiary of Peter Kiewit Sons, Inc. The consideration for the acquisition was newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings. At the same time as the Company consummated this transaction, RCN agreed, subject to certain terms and conditions, to reduce its voting interest in the Company if such reduction is necessary to facilitate a tax-free restructuring of the Company through a spin-off of certain businesses and a merger of its remaining businesses with an undetermined third party.

   The transaction was accounted for as a corporate reorganization and the newly issued shares were recorded at RCN's cost. The Common and Class B Stock of the Company acquired in the transaction was accounted for as a contra equity amount encaptioned Parent Stock Held by Subsidiary.

   In January 1996, Holdings was dissolved and the shares of Common Stock and Class B Stock of the Company held by Holdings were returned to treasury stock.

5. In January 1996, the Company purchased from Kiewit Construction Group Inc., a wholly-owned subsidiary of Peter Kiewit Sons, Inc., a $13,088 note payable by Mazon Corporativo, S.A. de C.V. at face value. The loan bears interest at 18.12% per annum, payable on the maturity date of April 30, 1998. The loan is primarily secured by 7,204,975 shares of Series B, Series D-1 and Series D-2 common stock of Megacable, S.A. de C.V. and 1,053,090 shares of Series B Class I Common Stock of Megacable, S.A. de C.V. The loan is included in other assets in the accompanying condensed consolidated balance sheet at March 31, 1996.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

6. As a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 - Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believes approval of the plan is probable therefore, it discontinued application of SFAS 71 and, in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, wrote off the regulatory assets and liabilities previously recognized pursuant to SFAS 71, resulting in an extraordinary charge of $1,928. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group no longer recovers in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

   Since the Telephone Group performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed asset values.

7. In April 1996, the Company paid a dividend of $650 on redeemable preferred stock issued in connection with the acquisition of Twin County Trans Video, Inc. in 1995.

8. In November 1995, the Company announced that it had engaged Merrill Lynch and Co. ("Merrill Lynch") to assist with evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, the Company announced that it would evaluate the advisability and feasibility of separating or restructuring its local telephone business, its cable television business and its various other communications businesses. In March 1996, the Company announced that it intends to distribute to its shareholders in a tax-free spin-off its local telephone operations (the Telephone Group), communications engineering operations (the Communications Services Group), and certain other assets. Following the spin-off, the Company intends to combine its domestic cable television operations with a third party pursuant to a tax-free stock-for-stock transaction. No assurances can be given that these transactions will be consummated. Consequently, these operations have not been accounted for as discontinued operations. The Company has various contingent fees which will become payable to Merrill Lynch and various other financial advisors, based upon the form of the restructuring, if any.

    Also, in March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"): (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start-up joint effort with RCN which plans to provide telecommunications services to the residential sector ("UrbanNet").

   The Businesses Transferred Under Contractual Arrangement are to be sold at two separate closings. On April 1, 1996, the closing on the sale of UrbanNet to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company will continue to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), is expected to take place in the second half of 1996. The purchase price for the Other Transferred Businesses will be $100,088 as adjusted pursuant to the definitive agreement. Such adjustments are expected to increase the purchase price for the Other Transferred Businesses by approximately $5,500. The consideration for the Other Transferred Businesses will be either cash or the Company's common stock (valued at the average trading price of such stock over the ten trading days ending on the earlier of June 25, 1996 and the date of the second closing), at the election of RCN. No assurances can be given that the transactions involved in the second closing will be consummated.

   Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

   The Stock Purchase Agreement provides the Company an option, at its election, to repurchase any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement, if the Company does not restructure its domestic cable television and local telephone operations as provided in the definitive agreement by January 1, 1997, subject to certain exceptions if the Company has taken formal steps to effect a restructuring at that time. The prices at which the Company may repurchase the businesses are based on purchase price allocations from the first and second closing, as adjusted pursuant to the definitive agreement. Although a legal transfer of ownership will occur at the time of closing the sale of these operations to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership have not been transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, these operations have not been accounted for as discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Thousands of Dollars, except per share amounts)


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report is forward-looking, such as information relating to the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.


Results of Operations

     C-TEC Corporation and subsidiaries' (the "Company") income from continuing operations before extraordinary charge was $3,592, or $.13 per average common share, for the quarter ended March 31, 1996 as compared to $5,202, or $.19 per average common share, for the same period in 1995. Higher sales of $88,977 for the three months ended March 31, 1996 as compared to $73,163 for the same period in 1995 resulted in higher earnings before interest, depreciation, amortization and income taxes of $33,227 as compared to $25,854 in 1995, with the increase occurring primarily in the Cable Group. Additionally, the Company's equity in the loss of unconsolidated entities improved by $1,933 primarily due to improved results from Megacable, Mexico's second largest cable provider in which the Company has a forty percent interest, and the disposition in May 1995 of an equity interest in Northeast Networks, Inc., an alternative access telephone service provider.

     Offsetting these increases were higher depreciation and amortization of $9,507, higher income taxes of $614 and lower interest and dividend income of $1,098.

     Net income for the quarter ended March 31,1996 was $1,691, or $.06 per average common share, as compared to $5,217, or $.19 per average common share in 1995. Net income for 1996 was adversely affected by an extraordinary charge of $1,928, or $.07 per average common share resulting from the discontinuation by the Telephone Group of the application of SFAS 71.

     Sales and operating income before interest, depreciation, amortization and income taxes by operating group were as follows for the three months ended March 31, 1996 and 1995:

                                         Operating income before interest,
                                         depreciation, amortization and income
                                         taxes
                                         -------------------------------------
                      Quarter Ended                            Quarter Ended
                        March 31                                 March 31

Sales                1996     1995                            1996     1995
- -----                ----     ----                            ----     ----

Telephone          $33,957  $31,416      Telephone          $20,985  $18,295
C-TEC Cable         35,028   24,412      C-TEC Cable         16,613   10,866
Mercom Cable*        3,799      N/A      Mercom Cable*        1,339      N/A
Other               16,193   17,335      Other               (5,710)  (3,307)
                   -------  -------                         -------  -------
  Total            $88,977  $73,163        Total            $33,227  $25,854
                   =======  =======                         =======  =======


Depreciation/Amortization
- -------------------------

                      Quarter Ended
                        March 31

                     1996     1995
                     ----     ----

Telephone          $ 6,527  $ 5,994
C-TEC Cable         13,567    7,323
Mercom Cable*        2,507      N/A
Other                  733      510
                   -------  -------
  Total            $23,334  $13,827
                   =======  =======





Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)

Selected Operating Statistics
- -----------------------------

                                                   Quarter Ended
                                                     March 31

                                                 1996        1995
                                                 ----        ----

Telephone Main Access Lines                    229,733      220,634
C-TEC Cable Television Subscribers             329,008      244,308
Mercom Cable Television Subscribers*            39,853        N/A

* The above tables reflect 100% of Mercom's operating results. C-TEC began fully consolidating Mercom in August 1995. C-TEC owns 61.92% of Mercom's outstanding shares.


     Telephone Group
     ---------------

        Sales of the Telephone Group increased $2,541, or 8.l% to $33,957 for the first quarter of 1996 as compared to $31,416 for the same period in 1995. The increase is due to higher local network service revenue of approximately $630, resulting from an increase in access lines of approximately 9,100. Intrastate access revenue increased approximately $1,650 due to growth in access minutes and a higher average rate per minute. Long distance toll revenue increased approximately $340 due to growth in messages partially offset by a lower average rate per message. Nonregulated revenue increased approximately $340 primarily due to higher epix/TM/ internet access service revenue. These increases were partially offset by lower interstate access revenue of approximately $795.

        Operating expenses, excluding depreciation and amortization, were relatively stable as compared to the same period in 1995.


       Cable Group
       -----------

        Sales of the Cable Group increased $14,415, or 59% to $38,827 for the three month period ended March 31, 1996 as compared to $24,412, for the same period in 1995 primarily due to higher basic service revenue of $11,605 resulting from approximately 128,000 additional average subscribers over the same period in 1995 and the effects of rate increases in April 1995 and February 1996. Subscriber counts increased primarily due to the acquisition of Twin County Trans Video, Inc. and the securing of a majority voting interest in Mercom, Inc., in later periods of 1995. The results of Twin County and Mercom have been consolidated with the Company since May 1995 and August 1995, respectively. Overall, Twin County and Mercom account for $7,664 and $3,799, respectively, of the increase in sales over 1995.

        Operating expenses, excluding depreciation and amortization, increased approximately $7,300 or 54.1% for the quarter ended March 31, 1996 as compared to the same period in 1995 primarily due to higher salaries and benefits expense of $2,125 and higher programming expense of $2,866. Salaries and benefits expense exceeded the 1995 level primarily due to the acquisitions of Twin County and Mercom. Programming expense increased primarily due to higher programming fees and the addition of Twin County and Mercom subscribers.


     Other
     -----
        Other sales decreased primarily due to lower revenues of $3,437 of the Long Distance Group from the resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for such sales terminated during the second quarter of 1995. This decrease was partially offset by higher sales of the Communications Services Group. Sales of the Communications Services Group for future periods are dependent upon the procurement of contracts for projects and services.

        Other costs and expenses, excluding depreciation and amortization, increased approximately $1,267 for the quarter ended March 31, 1996 as compared to the same period in 1995. Corporate overhead increased $2,395, which primarily represents expenses associated with the proposed corporate restructuring. Costs associated with Residential Communications Network, Inc. ("UrbanNet"), a start up joint effort with RCN Corporation, the Company's controlling shareholder, which plans to provide telecommunications services to the residential sector, increased $2,314. UrbanNet was sold to RCN Corporation in April 1996. These increases were partially offset by lower

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)


costs of the Long Distance Group of $3,190 associated with the reduction in Tariff 12 revenues.

     Depreciation and Amortization
     -----------------------------
        Depreciation and amortization increased $9,507, or 68.8%, primarily due to the acquisition of Twin County and the securing of a majority voting interest in Mercom in later periods of 1995.


     Interest and Dividend Income
     ----------------------------

        Interest and dividend income decreased $1,098, or 22.7%, due to a reduction in cash, temporary cash investments and short-term investments from $214,361 at March 31, 1995 to $160,084 at March 31, 1996. This decrease is primarily due to the cash consideration for the acquisitions of Twin County and Mercom in later periods of 1995. Additionally, the average yield on invested balances has decreased approximately one percent for the three months ended March 31,1996 as compared to the three months ended March 31, 1995.


     Equity in Unconsolidated Entities
     ---------------------------------

        The Company's share of the losses of unconsolidated entities decreased by $1,933 for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. Megacable operations contributed income (loss) of $813 and ($1,092) through March 31, 1996 and 1995, respectively. The improvement is primarily due to a reduction in foreign currency transaction losses. Amortization of the excess cost over underlying equity in net assets of Megacable was $1,570 and $1,046 through March 31, 1996 and 1995, respectively. Additionally, for the quarter ended March 31, 1995, the Company's share of the losses of Northeast Networks, Inc. ("NNI"), an alternative access telephone service provider, was $422. The Company disposed of its forty percent equity interest in NNI in May 1995.


     Extraordinary Charge
     --------------------

        As a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by SFAS 71. In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believes approval of the plan is probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group no longer recovers in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)


        Since the Telephone Group performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed asset values.


     Financial Condition
     -------------------

        The Company shifted a portion of its investment portfolio from short-term investments to cash equivalents in response to market conditions during the first quarter of 1996.

        Deferred charges and other assets and other deferred credits decreased as a result of the discontinuation of the application of SFAS 71 as discussed further in Note 6 and "Extraordinary Charge", and, in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, the related elimination from the financial statements of all regulatory assets and liabilities previously recognized pursuant to SFAS 71.

        Partially offsetting the decrease in deferred charges was an increase of $13,088, which represents a loan purchased from Kiewit Construction Group, Inc. at face value. The loan is receivable from Mazon Corporativo, S.A. de C.V.


Liquidity and Capital Resources
- -------------------------------


                                                       March 31   December 31
                                                         1996        1995

Cash and Temporary Cash Investments and
 Short-term investments                                $160,084     $169,884


Working Capital                                        $109,299     $112,831


Long-Term Debt (including current maturities)          $293,679     $299,306

                                                   Three Months Ended March 31,
                                                         1996        1995
Net cash provided by
 operating activities                                   $22,920      $11,962


Operating income before depreciation
 and amortization                                       $33,227      $25,854


Investing Activities:
 Additions to property, plant and equipment             $14,969      $15,472


 Acquisitions of businesses                                  -       $94,265
                                                        -------      -------


Total                                                   $14,969     $109,737
                                                        =======      =======


Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)


        The slight declines in cash, temporary cash investments, short-term investments and working capital at March 31, 1996 over December 31, 1995 are primarily attributable to the excess of capital expenditures of $14,969, repayments of long-term debt of $5,627 and purchase of a loan receivable (see "Financial Condition") of $13,088 over net cash provided by operating activities of $22,920. The Company's working capital ratio was 1.9 to 1 at both March
31, 1996 and December 31, 1995.

        Net cash provided by operating activities represented 153.1% and 77.3% of additions to property, plant and equipment for the three months ended March 31, 1996 and 1995, respectively. The Company anticipates cash provided by operating activities will exceed additions to property, plant and equipment for 1996.

        The Cable Group has a mandatory principal repayment of $18,750 on its Senior Secured Notes due on September 1, 1996. At this time, the Company anticipates that it will fund this repayment from its available cash balances.

        In November 1995, the Company announced that it had engaged Merrill Lynch to assist with evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, the Company announced that it would evaluate the advisability and feasibility of separating or restructuring its local telephone business, its cable television business and its various other communications businesses. In March 1996, the Company announced that it intends to distribute to its shareholders in a tax-free spin-off its local telephone operations (the Telephone Group), communications engineering operations (the Communications Services Group), and certain other assets. Following the spin-off, the Company intends to combine its domestic cable television operations with a third party pursuant to a tax-free stock-for-stock transaction. No assurances can be given that these transactions will be consummated. Consequently, these operations have not been accounted for as discontinued operations. The Company has various contingent fees which will become payable to Merrill Lynch and various other financial advisors, based upon the form of the restructuring, if any.

        Also in March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up joint effort with RCN which plans to provide telecommunications services to the residential sector ("UrbanNet").

        The Businesses Transferred Under Contractual Arrangement are to be sold at two separate closings. On April 1, 1996, the closing on the sale of Urban Net to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company will continue to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)


second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), is expected to take place in the second half of 1996. The purchase price for the Other Transferred Businesses will be $100,088 as adjusted pursuant to the definitive agreement. Such adjustments are expected to increase the purchase price for the Other Transferred Businesses by approximately $5,500. The consideration for the Other Transferred Businesses will be either cash or the Company's common stock (valued at the average trading price of such stock over the ten trading days ending on the earlier of June 25, 1996 and the date of the second closing), at the election of RCN. No assurances can be given that the transactions involved in the second closing will be consummated.

        Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

        The Stock Purchase Agreement provides the Company an option, at its election, to repurchase any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement, if the Company does not restructure its domestic cable television and local telephone operations as provided in the definitive agreement by January 1, 1997, subject to certain exceptions if the Company has taken formal steps to effect a restructuring at that time. The prices at which the Company may repurchase the businesses are based on purchase price allocations from the first and second closing, as adjusted pursuant to the definitive agreement. Although a legal transfer of ownership will occur at the time of closing the sale of these operations to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership have not been transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, these operations have not been accounted for as discontinued operations.


REGULATORY ISSUES

        No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.


TELECOMMUNICATIONS ACT OF 1996

        In early February, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process.

        Companies will be permitted to combine historically separate lines of businesses into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years and were imposed on the cable industry in 1992 by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act").

        While the Company has not had the ability to increase rates over the past three years as it had prior to regulation, the rate regulation provisions

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
 (Thousands of Dollars, except per share amounts)


of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act, all cable systems rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes sooner. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

     Finally, the 1996 Act will create growth opportunities through acquisitions and mergers as smaller, under capitalized businesses seek assistance from those who are better positioned to compete in a new deregulated environment in the communications industry.

                          Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
        (a.) Exhibits
             (27) Financial Data Schedule


        (b.) Reports on Form 8-K
             No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C-TEC CORPORATION



DATE: May 15, 1996                     /s/ Bruce C. Godfrey
                                       ________________________
                                       Bruce C. Godfrey
                                       Executive Vice President and
                                       Chief Financial Officer