Form 10-Q
period 1996-06-30
C TEC CORP
filed 1996-08-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

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
YES     X        NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1996.
           Common Stock                  19,567,512
           Class B Common Stock           7,890,655

                               C-TEC CORPORATION


                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations-Quarters and Six Months
          Ended June 30, 1996 and 1995

          Condensed Consolidated Balance Sheets-
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of
          Cash Flows-Six Months Ended June 30,
          1996 and 1995

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

          Exhibits and Reports on Form 8-K

          SIGNATURE

PART 1.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                 C-TEC CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts)
                                                     (Unaudited)

                                                       Quarter Ended                Six Months Ended
                                                          June 30                       June 30
                                                     1996        1995              1996           1995
SALES                                            $90,941        $79,210          $179,917      $152,373

COSTS & EXPENSES, EXCLUDING DEPRECIATION
 AND AMORTIZATION                                 55,921         50,765           111,670        98,073

DEPRECIATION AND AMORTIZATION                     23,602         15,516            46,936        29,344
                                                 -------        -------          --------      --------
OPERATING INCOME                                  11,418         12,929            21,311        24,956

INTEREST & DIVIDEND INCOME                         3,658          3,664             7,399         8,503

INTEREST EXPENSE                                  (6,318)        (6,495)          (12,755)      (12,842)

GAIN ON SALE OF INVESTMENT IN
 NORTHEAST NETWORKS, INC.                              -          2,890                 -         2,890

OTHER INCOME, NET                                  1,789            287             2,120           544
                                                 -------        -------          --------      --------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                              10,547         13,275            18,075        24,051

PROVISION FOR INCOME TAXES                         4,794          3,929             8,345         6,866
                                                 -------        -------          --------      --------
INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST AND
 EQUITY IN UNCONSOLIDATED ENTITIES                 5,753          9,346             9,730        17,185

MINORITY INTEREST IN (INCOME) LOSS OF
 CONSOLIDATED ENTITIES                               236            (37)              520           (72)

EQUITY IN INCOME (LOSS) OF
 UNCONSOLIDATED ENTITIES                            (955)           473            (1,624)       (2,129)
                                                 -------        -------          --------      --------
INCOME FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY
 CHARGE                                            5,034          9,782             8,626        14,984


INCOME FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAX
 PROVISION OF $7 IN 1996
 AND $(103) IN 1995                                   (9)           113                18           128
                                                 -------        -------          --------      --------
INCOME BEFORE EXTRAORDINARY
 CHARGE                                            5,025          9,895             8,644        15,112


EXTRAORDINARY CHARGE - DISCONTINUATION
 OF THE APPLICATION OF SFAS 71                         -              -            (1,928)            -
                                                 -------        -------          --------      --------

NET INCOME                                         5,025          9,895             6,716        15,112

PREFERRED DIVIDEND                                   650              -               650             -
                                                 -------        -------          --------      --------
NET INCOME AVAILABLE FOR COMMON
 SHAREHOLDERS                                     $4,375         $9,895            $6,066       $15,112
                                                 =======        =======          ========      ========

                                                        Quarter Ended                      Six Months Ended
                                                           June 30                              June 30
                                                    1996             1995               1996                1995
Primary Earnings (loss) per average
     common share

Income from continuing operations before
   extraordinary charge                            $0.18            $0.36              $0.31                $0.55
                                              ==========       ==========         ==========           ==========
Extraordinary charge-discontinuation of
    the application of SFAS 71                 $      --        $      --          $   (0.07)           $      --
                                              ==========       ==========         ==========           ==========
Net income available to Common
     Shareholders                                  $0.16            $0.36              $0.22                $0.55
                                              ==========       ==========         ==========           ==========
Average common shares and common stock
     equivalents outstanding                  27,742,347       27,445,167         27,795,112           27,445,167

Fully diluted Earnings (loss) per average common share

Income from continuing operations before
     extraordinary change                          $0.17            $0.36              $0.30                $0.55
                                              ==========       ==========         ==========           ==========
Extraordinary change discontinuation of the
     application of SFAS 71                    $      --        $      --          $   (0.07)           $      --
                                              ==========       ==========         ==========           ==========
Net income available to common
     shareholders                                  $0.15            $0.36              $0.21                $0.55
                                              ==========       ==========         ==========           ==========
Average common shares and common stock
     equivalents outstanding                  29,199,490       27,445,167         29,252,255           27,445,167

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                             June 30          December 31
                                               1996               1995
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments          $124,820             $49,397
Short-term investments                         53,683             120,487
Other current assets                           62,858              59,383
Deferred income taxes                           8,914               9,275
                                             --------            --------
     Total current assets                     250,275             238,542
                                             --------            --------

PROPERTY, PLANT AND EQUIPMENT
   Telephone Plant                            426,741             419,219
   Cable Plant                                316,478             306,658
   Other Property, Plant and Equipment         16,467              22,387
                                             --------            --------
     Total Property, Plant and Equipment      759,686             748,264
     Accumulated Depreciation                 349,278             324,855
                                             --------            --------
     Net Property, Plant and Equipment        410,408             423,409
                                             --------            --------

INVESTMENTS                                    87,629              88,020
                                             --------            --------
ASSETS OF BUSINESS TRANSFERRED                 27,305                   -
                                             --------            --------
INTANGIBLE ASSETS, NET                        148,495             164,682
                                             --------            --------
DEFERRED CHARGES AND OTHER ASSETS              24,449              37,374
                                             --------            --------
TOTAL ASSETS                                 $948,561            $952,027
                                             ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt          $29,385             $36,260
Advance billings & customer deposits           12,130              10,049
Accrued taxes                                   5,124               1,616
Accrued interest                                5,811               5,937
Accrued contract settlements                    6,680               6,629
Liabilities of business transferred             8,651                   -
Other current liabilities                      54,116              65,220
                                             --------            --------

Total current liabilities                    $121,897            $125,711
                                             ========            ========

                             C-TEC CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Balance Sheets
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                             June 30          December 31
                                                              1996                1995

LONG-TERM DEBT                                               $257,666            $263,046
                                                           ----------          ----------
DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                                 97,900             102,906
                                                           ----------          ----------

OTHER DEFERRED CREDITS                                         40,007              34,989
                                                           ----------          ----------

MINORITY INTEREST                                              15,238              15,847
                                                           ----------          ----------

REDEEMABLE PREFERRED STOCK                                     40,043              39,493
                                                           ----------          ----------
COMMON SHAREHOLDERS' EQUITY:
   Common Stock                                                31,534              31,534
   Additional Paid-in Capital                                 358,782             358,655
   Retained Earnings                                          128,640             123,124
   Treasury Stock at cost, 4,077,446 shares
      at June 30, 1996 and 377,842 December 31, 1995         (140,548)             (5,288)
   Common Stock of Parent Held by Subsidiary                        -            (135,384)
   Cumulative translation adjustments                          (2,598)             (2,606)
                                                           ----------          ----------

   Total Common Shareholders' Equity                          375,810             370,035
                                                           ----------          ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $948,561            $952,027
                                                           ==========          ==========


See accompanying notes to Condensed Consolidated Financial Statements.

                        Condensed Consolidated Statements of Cash Flows
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30
                                                                       1996                      1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $44,378                   $31,898
                                                                 -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant & Equipment                          (27,481)                  (32,252)
   Loan to Affiliate                                                       -                    (2,287)
   Purchase of loan receivable                                       (13,088)                        -
   Purchases of short-term investments                               (47,578)                        -
   Sales and maturities of short-term investments                    114,242                    18,905
   Acquisitions                                                            -                  (131,021)
   Proceeds from the sale of equity
      interest in Northeast Networks, Inc.                                 -                     5,007
   Net proceeds from businesses transferred                           16,188                         -
   Other                                                               1,900                      (610)
                                                                 -----------               -----------
   Net Cash Provided by (Used in) investing Activities                44,183                  (142,258)
                                                                 -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Long-Term Debt                                              -                     8,000
   Redemption of Long-Term Debt                                      (12,255)                  (11,505)
   Net short-term borrowings                                               -                     1,978
   Minority interest                                                    (519)                        -
   Preferred dividend                                                   (650)                        -
   Proceeds from issuance of stock                                       262                         -
   Other                                                                  24                      (326)
                                                                 -----------               -----------
   Net Cash Used in Financing Activities                             (13,138)                   (1,853)
                                                                 -----------               -----------

   Net Increase (Decrease) in Cash and
      Temporary Cash Investments                                      75,423                  (112,213)
   Cash and Temporary Cash Investments at
      Beginning of Year                                               49,397                   178,195
                                                                 -----------               -----------
   Cash and Temporary Cash Investments at
      June 30,                                                      $124,820                   $65,982
                                                                 ===========               ===========

   Supplemental Disclosures of Cash Flow Information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                          $12,882                   $12,829
                                                                 ===========               ===========

      Income taxes                                                    $6,828                   $20,842
                                                                 ===========               ===========

See accompanying notes to Condensed Consolidated Financial Statements

              COMPUTATION OF PER SHARE EARNINGS
       (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)              Exhibit (11)

                                                             Quarter           June 30       Six Months         June 30
                                                            Ended 1996          1995         Ended 1996          1995
Primary:
     Average Shares Outstanding...........................   27,450,739       27,445,167       27,448,953       27,445,167
     Dilutive shares resulting from stock options
       based on the treasury stock method using the
       average market price...............................      291,608           ---             346,159           ---
     Dilutive shares resulting from redeemable
       preferred stock....................................       ---              ---              ---              ---
                                                            -----------      -----------      -----------      -----------
                                                             27,742,347       27,445,167       27,795,112       27,445,167
                                                            -----------      -----------      -----------      -----------
     Net Income Available to Common Shareholders                 $4,375           $9,895           $6,066          $15,112
                                                            -----------      -----------      -----------      -----------
Per Share Amount:
     Net Income per Average Common Share..................  $      0.16      $      0.36      $      0.22      $      0.55
                                                            -----------      -----------      -----------      -----------
Fully Diluted:
     Average Shares Outstanding...........................   27,450,739       27,445,167       27,448,953       27,445,167
     Dilutive Shares resulting from stock options
       based on the treasury stock method using
       the greater of the year-end market price or
       average market prices..............................      291,608           ---             346,159           ---
     Dilutive Shares resulting from redeemable
       preferred stock-treated as if converted to
       common stock on the date of issuance...............    1,457,143           ---           1,457,143           ---
                                                            -----------      -----------      -----------      -----------
                                                             29,199,490       27,445,167       29,252,255       27,445,167
                                                            -----------      -----------      -----------      -----------
     Net Income Available to Common Shareholders                 $4,375           $9,895           $6,066          $15,112
                                                            -----------      -----------      -----------      -----------
     Per Share Amount:
       Net Income per Average Common Share................  $      0.15      $      0.36      $      0.21      $      0.55
                                                            -----------      -----------      -----------      -----------

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



2. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the six months ended June 30, 1996 and 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $1,299 and $2,297, respectively. For the quarters ended June 30, 1996 and 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $542 and $159, respectively. Summarized information for the financial position and results of operations of Megacable, as of and for the six months ended June 30, 1996 and 1995 is as follows:


                                                  1996            1995
                                                  ----            ----
Assets                                          $66,738         $67,147
Liabilities                                     $ 9,383         $ 9,045
Shareholders' Equity                            $57,292         $58,102
Sales                                           $10,882         $10,728
Costs and Expenses                              $ 7,422         $ 7,392
Foreign Currency Transaction Losses             $   (38)        $ 5,254
Net Income (Loss)                               $ 4,603         $  (139)

3.  The provision for income taxes consists of the following:

                                                         June 30

                                                  1996            1995
                                                  ----            ----
Currently payable                               $11,856          $4,402
Deferred                                         (3,312)          2,745
Investment Tax Credits                             (199)           (281)
                                                -------         -------
Total provision from continuing operations        8,345           6,866
Provisions from discontinued operations               7            (103)
                                                -------         -------

Total provision for income taxes                $ 8,352          $6,763
                                                =======         =======

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.

The differences are as follows:

                                                         June 30

                                                  1996            1995
                                                  ----            ----
Income before provision for income taxes and
  extraordinary item                            $16,972         $21,850
                                                -------         -------

Federal tax provision at statutory rate         $ 6,465          $7,648
Increase (reduction) due to:
State income taxes, net of federal benefit        1,529           1,524
Amortization of investment tax credits             (199)           (281)
Rate differential applied
  to reversing timing differences                  (188)           (842)
Estimated nondeductible expenses                    407               -
Non-deductible goodwill                             506              71
Equity in unconsolidated entities                  (439)            323
Gain on disposal of investment                       58            (615)
Deferred tax amortization                             -            (972)
Other, Net                                          206              10
                                                 ------          ------

Provision for income taxes                       $8,345          $6,866
                                                 ======          ======

4. In December 1995, the Company acquired from RCN Corporation, the Company's controlling shareholder ("RCN"), all the issued and outstanding shares of Common Stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly-owned subsidiary of RCN that owned 128,198 shares of Common Stock of the Company and 3,582,406 shares of Class B Stock of the Company. RCN is the Company's controlling shareholder and is controlled by Kiewit Diversified Group, which is a wholly-owned subsidiary of Peter Kiewit Sons', Inc. The consideration for the acquisition was newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings. At the same time as the Company consummated this transaction, RCN agreed, subject to certain terms and conditions, to reduce its voting interest in the Company if such reduction is necessary to facilitate a tax-free restructuring of the Company through a spin-off of certain businesses and a merger of its remaining businesses with an undetermined third party.

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

5. In January 1996, the Company purchased from Kiewit Construction Group Inc., a wholly-owned subsidiary of Peter Kiewit Sons', Inc., a $13,088 note payable by Mazon Corporativo, S.A. de C.V. at face value. The loan bears interest at 18.12% per annum, payable on the maturity date of April 30, 1998. The loan is primarily secured by 7,204,975 shares of Series B, Series D-1 and

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

Series D-2 common stock of Megacable, S.A. de C.V. and 1,053,090 shares of Series B Class I Common Stock of Megacable, S.A. de C.V. The loan is included in other assets in the accompanying condensed consolidated balance sheet at June 30, 1996.



6. As a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 - Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believes approval of the plan is probable; therefore, it discontinued application of SFAS 71 and, in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, wrote off the regulatory assets and liabilities previously recognized pursuant to SFAS 71, resulting in an extraordinary charge of $1,928. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group no longer recovers in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

    Since the Telephone Group performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed asset values.

7. In April and July 1996, the Company paid two dividends of $650 each on redeemable preferred stock issued in connection with the acquisition of Twin County Trans Video, Inc. in 1995. The April preferred dividend is reflected in the Condensed Consolidated Financial Statements as of and for the six months ended June 30, 1996.

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

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

(iii)Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up joint effort with RCN which plans to provide telecommunications services to the residential sector ("UrbanNet").

    The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of UrbanNet to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company continued to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was expected to take place in the second half of 1996.

    Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

    The Stock Purchase Agreement provides the Company an option, at its election, to repurchase any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement, if the Company does not restructure its domestic cable television and local telephone operations as provided in the definitive agreement by January 1, 1997, subject to certain exceptions if the Company has taken formal steps to effect a restructuring at that time. The prices at which the Company may repurchase the businesses are based on purchase price allocations from the first and second closing, as adjusted pursuant to the definitive agreement. Although a legal transfer of ownership will occur at the time of closing the sale of these operations to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership have not been transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, these operations have not been accounted for as discontinued operations. Effective April 1, 1996, the operating results of UrbanNet are being reported using the equity method of accounting. The Company's share of losses for the second quarter of 1996 is approximately $1,500. The Company has offset the cash proceeds in deferred credits in the Condensed Consolidated Balance Sheets. In addition, the assets and liabilities of UrbanNet are presented in the Company's Condensed Consolidated Balance Sheets under the captions "Assets of Business Transferred" and "Liabilities of Business Transferred."

    In August 1996, in the wake of the newly issued rules of the Telecommunications Act of 1996, the Company announced that its Board of Directors approved a plan for C-TEC to reaquire UrbanNet, its former competitive residential telecom unit, and acquire the assets of Liberty Cable from Peter Kiewit Sons' Inc. ("Kiewit") and merge those operations with C-TEC Corporation. The decision to reacquire UrbanNet coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, it is the Company's intent at this time not to proceed with the second closing involving Other Transferred Businesses. The Company will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort. C-TEC has agreed in principle to exercise its option to reacquire the Businesses Transferred Under Contractual Arrangement. The repurchase price will be approximately $54 million, as adjusted pursuant to the definitive agreement. The exercise of this option was approved by a special committee of the Board. The transaction is subject to regulatory approval. No assurances can be given that any transaction will be consummated.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations
           (Thousands of Dollars, except per share amounts)

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such information relating to the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

    The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.

Results of Operations

    C-TEC Corporation and subsidiaries' (the "Company") operating income before depreciation and amortization was $35,020 for the quarter ended June 30, 1996 as compared to $28,445 for the same period in 1995, with the increase occurring principally in the Cable Group. Sales increased 14.8% to $90,941 for the quarter ended June 30, 1996 from $79,210 for the quarter ended June 30, 1995, with the increase occurring principally in the Cable Group. For the three months ended June 30, 1996, net income available for common shareholders was $4,375, or $.16 per common share, as compared to $9,895, or $.36 per average common share, for the same period in 1995. The decrease in net income reflects an increase in operating income before depreciation and amortization of $6,575, offset principally by higher depreciation and amortization of $8,086 resulting from the acquisition of Twin County Trans Video, Inc. and the securing of a majority voting interest in Mercom, Inc. in 1995. The results of Twin County and Mercom have been consolidated with the Company's results since May 1995 and August 1995, respectively. Additionally, net income in 1995 reflects a gain of $2,890 on the disposition of an equity interest in Northeast Networks, Inc.

    For the six months ended June 30, 1996, operating income before depreciation and amortization was $68,247 as compared to $54,300 for the same period in 1995, with the increase occurring principally in the Cable Group. Sales increased 18.1% to $179,917 for the six months ended June 30,1996 from $152,373 for the six months ended June 30, 1995, with the increase occurring principally in the Cable Group. For the six months ended June 30, 1996, net income available for common shareholders was $6,066, or $.22 per average common share, as compared to $15,112, or $.55 per average common share, for the same period in 1995. The decrease in net income reflects an increase in operating income before depreciation and amortization of $13,947, offset principally by higher depreciation and amortization of $17,592 and an extraordinary charge of $1,928 related to the discontinuation of the application of SFAS 71 by the Telephone Group in the first quarter of 1996. Additionally, net income in 1995 reflects a gain of $2,890 on the disposition of an equity interest in Northeast Networks, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

    Sales and operating income before interest, depreciation, amortization and income taxes by operating group were as follows for the quarter and six months ended June 30, 1996 and 1995:

                                     Quarter Ended           Six Months Ended
                                        June 30                   June 30
Sales                              1996         1995         1996         1995
- -----                              ----         ----         ----         ----
Telephone                        $34,747      $31,993      $ 68,704     $ 63,409
C-TEC Cable                       36,070       30,388        71,098       54,800
Mercom Cable*                      3,885          N/A         7,684          N/A
Other                             16,239       16,829        32,431       34,164
                                 -------      -------      --------     --------
    Total                        $90,941      $79,210      $179,917     $152,373
                                 =======      =======      ========     ========

Operating income before interest,
depreciation, amortization and income taxes
- -------------------------------------------

                                     Quarter Ended           Six Months Ended
                                        June 30                   June 30
                                   1996         1995         1996         1995
                                   ----         ----         ----         ----
Telephone                        $19,585      $19,461      $ 40,570     $ 37,756
C-TEC Cable                       16,924       14,522        33,537       25,388
Mercom Cable*                      1,438          N/A         2,777          N/A
Other                             (2,927)      (5,538)       (8,637)      (8,844)
                                 -------      -------      --------     --------
    Total                        $35,020      $28,445      $ 68,247     $ 54,300
                                 =======      =======      ========     ========

                                     Quarter Ended           Six Months Ended
                                        June 30                   June 30
Depreciation/Amortization          1996         1995         1996         1995
- -------------------------          ----         ----         ----         ----
Telephone                        $ 6,695      $ 6,065      $ 13,222     $ 12,059
C-TEC Cable                       13,833        8,910        27,400       16,233
Mercom Cable*                      2,512          N/A         5,019          N/A
Other                                562          541         1,295        1,052
                                 -------      -------      --------     --------
    Total                        $23,602      $15,516      $ 46,936     $ 29,344
                                 =======      =======      ========     ========

                                                    June 30
                                               1996        1995
                                               ----        ----
Selected Operating Statistics
- -----------------------------
Telephone Main Access Lines                  233,741      222,357
C-TEC Cable Television
  Subscribers                                339,114      324,769
Mercom Cable Television
  Subscribers*                                40,876          N/A


* The above tables reflect 100% of Mercom's operating results. C-TEC began fully consolidating Mercom in August 1995. C-TEC owns 61.92% of Mercom's outstanding shares.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)



     Telephone Group
     ---------------
          Sales of the Telephone Group increased $2,754, or 8.6% to $34,747 for the second quarter of 1996 as compared to $31,993 for the same period in 1995. The increase is due to higher local network service revenue of approximately $467, resulting from an increase in access lines of approximately 10,600. Intrastate access revenue increased approximately $484 due to growth in access minutes and a higher average rate per minute. Nonregulated revenue increased approximately $993 primarily due to higher business sales and epix(TM) internet access service revenue. Additionally, interstate access revenue increased approximately $350.

          Operating expenses, excluding depreciation and amortization, increased approximately $2,600, or 21%, as compared to the same period in 1995. Payroll expense increased $906 primarily due to headcount additions, wage increases and higher overtime. Materials expose increased approximately $651 primarily due to higher nonregulated sales. Other fees increased $544 related to consulting services for a variety of regulatory and operational matters.

          For the six months ended June 30, 1996, sales of the Telephone Group increased $5,295, or 8.4% as compared to the same period in 1995 due primarily to increases in local network service and network access revenues of $1,097 and $1,689, respectively. Additionally, nonregulated revenue increased approximately $1,333. Operating expenses, excluding depreciation and amortization, increased approximately $2,500, or 9.7%, as compared to the six months ended June 30, 1995. The increase is primarily due to higher payroll expense and higher consulting fees.

     Cable Group
     -----------
          Sales of the Cable Group increased $9,567, or 31.5% to $39,955 for the three month period ended June 30, 1996 as compared to $30,388 for the same period in 1995 primarily due to higher basic service revenue of $7,877 resulting from approximately $101,418 additional average subscribers over the same period in 1995 and the effects of a rate increase in February 1996. Subscriber counts increased primarily due to the acquisition of Twin County Trans Video, Inc. and the securing of a majority voting interest in Mercom, Inc., in 1995. The results of Twin County and Mercom have been consolidated with the Company since May 1995 and August 1995, respectively. Overall, Twin County and Mercom account for $3,593 and $3,885, respectively, of the increase in sales over the same period in 1995.

          Operating expenses, excluding depreciation and amortization, increased approximately $5,700 or 36.1% for the quarter ended June 30, 1996 as compared to the same period in 1995 primarily due to higher programming expense of $2,397. Programming expense increased primarily due to higher programming fees, channel additions, subscriber growth, and the addition of Twin County and Mercom subscribers.

          For the six months ended June 30, 1996, the Cable Group had increased sales of $23,982, or 43.8% as compared to the six months ended June 30, 1995 primarily due to higher basic service revenue resulting from an increase in subscribers and the effects of rate increases in April 1995 and February 1996. Overall, Twin County and Mercom account for $11,257 and $7,684, respectively, of the increase in sales over the same period in 1995. Operating expenses, excluding depreciation and amortization increased approximately $13,000, or 44.4% primarily due to higher programming expense of $5,263 and higher salaries and benefits expense of $2,839. Programming expense increased primarily due to higher programming fees, channel additions,

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

subscriber growth, and the addition of Twin County and Mercom subscribers. Salaries and benefits expense exceeded the 1995 level primarily due to the acquisitions of Twin County and Mercom. The remainder of the increase is primarily attributable to various increases in other general operating expenses as a result of the addition of Twin County and Mercom subscribers.

     Other
     -----
          For the quarter and six months ended June 30, 1996, other sales decreased as compared to the same periods in 1995 primarily due to lower revenues of $3,450 and $6,887, respectively, of the Long Distance Group from the resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for such sales terminated during the second quarter of 1995. This decrease was partially offset by higher sales of the Communications Services Group. Sales of the Communications Services Group for future periods are dependent upon the procurement of contracts for projects and services.

          Other costs and expenses, excluding depreciation and amortization, decreased approximately $3,200 for the quarter ended June 30, 1996 as compared to the same period in 1995. This decrease represents lower costs of the Long Distance Group of $3,290 associated with the reduction in Tariff 12 revenues.

          For the six month period, other costs and expenses, excluding depreciation and amortization decreased $1,940 primarily due to lower costs of the Long Distance Group of $6,480 associated with the reduction of Tariff 12 revenues. This decrease was partially offset by an increase in corporate overhead of $2,860, primarily representing expenses associated with the proposed corporate restructuring. Costs associated with UrbanNet increased $1,680.

     Depreciation and Amortization
     -----------------------------
          Depreciation and amortization increased $8,086, or 52.1%, and $17,592 or 60.0% for the quarter and six months ended June 30, 1996, respectively, primarily due to the acquisition of Twin County and the securing of a majority voting interest in Mercom in later periods of 1995.

     Interest and Dividend Income
     ----------------------------
          Interest and dividend income did not change significantly for the quarter ended June 30, 1996. For the six months ended June 30, 1996, interest and dividend income decreased approximately $1,100, or 13.0% as compared to the same period in 1995 due to a reduction in average invested cash, temporary cash investments and short-term investments and a decrease in the average yield on invested balances has decreased approximately one percent.

     Income Taxes
     ------------
          The Company's effective income tax rate was approximately 30% for the quarter and six months ended June 30, 1995 and 49% for the quarter and six months ended June 30, 1996. For an analysis of the change in income taxes, see the reconciliation of the effective tax rate in Note 3.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

     Other Income
     ------------
          Other income increased for the quarterly and six month period due to receipt of a royalty fee of approximately $1,700. The fee represents the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company in connection with its 1991 sale of the assets of its Information Services Group and corporate data processing function.

     Equity in Unconsolidated Entities
     ---------------------------------
          The Company's share of the losses of unconsolidated entities decreased by $1,428 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease is primarily due to the losses of UrbanNet, which are recorded on the equity method since April 1, 1996 (see Note
8) of $1,499.

          For the six months ended June 30, 1996, the Company's share of the losses of unconsolidated entities decreased $505, or 23.7%. This decrease was due in part to an improvement in the Company's share of the earnings of Megacable of $998. Additionally, the Company recorded its share of the losses of Mercom, Inc. and Northeast Networks, Inc. during the second quarter of 1995. The Company acquired majority voting control of Mercom, Inc. in August, 1995 and consolidated Mercom's financial results since that time. These items were offset by the Company's share of the losses of UrbanNet, which is accounted for under the equity method since April 1996 of $1,499.

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

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

     Financial Condition
     -------------------
          The Company shifted a portion of its investment portfolio from short-term investments to cash equivalents in response to market conditions during the first quarter of 1996.
          Deferred charges and other assets decreased as a result of the discontinuation of the application of SFAS 71 as discussed further in Note 6 and "Extraordinary Charge" and, in accordance with Statement of Financial Accounting Standards No. 101 -Accounting for the Discontinuation of the Application of SFAS 71, the related elimination from the financial statements all assets and liabilities previously recognized pursuant to SFAS 71.
          Partially offsetting the decrease in deferred charges was an increase of $14,115, which represents a loan purchased from Kiewit Construction Group, Inc. at face value of 13,088 plus accrued interest thereon. The loan is receivable from Mazon Corporativo, S.A. de C.V.
          Deferred credits increased primarily due to the receipt of $17,500 proceeds from the sale of UrbanNet to RCN, as discussed in Note 8. Offsetting this increase is a decrease as a result of the discontinuation of the application of SFAS 71 as discussed further in Note 6 and "Extraordinary Charge" and in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, the related elimination from the financial statements all assets and liabilities previously recognized pursuant to SFAS 71.
          Other current liabilities decreased primarily as a result of the timing of payments of certain payables.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

Liquidity and Capital Resources
- -------------------------------

                                                    June 30         December 31
                                                      1996             1995
Cash and Temporary Cash Investments and
  Short-term investments                            $178,503          $169,884

Working Capital                                     $128,378          $112,831

Long-Term Debt (including current maturities)       $287,051          $299,306


                                                    Six Months Ended June 30,
                                                      1996             1995

Net cash provided by operating activities            $44,378           $31,898

Operating income before depreciation
  and amortization                                   $68,247           $54,300

Investing Activities:
  Additions to property, plant and equipment         $27,481           $32,252

  Acquisitions of businesses                               -          $131,021
                                                     -------          --------
Total                                                $27,481          $163,273
                                                     =======          ========

          The increases in cash, temporary cash investments, short-term investments and working capital at June 30, 1996 over December 31, 1995 are primarily attributable to the excess of net cash provided by operating activities of $44,378 over capital expenditures of $27,481 and repayments of long-term debt of $12,255. The Company's working capital ratio was 2.1 to 1 at June 30, 1996 and 1.9 to 1 December 31, 1995.

          Net cash provided by operating activities represented 161.5% and 98.9% of additions to property, plant and equipment for the six months ended June 30, 1996 and 1995, respectively. The Company anticipates cash provided by operating activities will exceed additions to property, plant and equipment for 1996.

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

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

          In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"): (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up joint effort with RCN which plans to provide telecommunications services to the residential sector ("UrbanNet").

          The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of UrbanNet to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company continued to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "other Transferred Businesses"), was expected to take place in the second half of 1996.

          Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

          The Stock Purchase Agreement provides the Company an option, at its election, to repurchase any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement, if the Company does not restructure its domestic cable television and local telephone operations as provided in the definitive agreement by January 1, 1997, subject to certain exceptions if the Company has taken formal steps to effect a restructuring at that time. The prices at which the Company may repurchase the businesses are based on purchase price allocations from the first and second closing, as adjusted pursuant to the definitive agreement. Although a legal transfer of ownership will occur at the time of closing the sale of these operations to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership have not been transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, these operations have not been accounted for as discontinued operations. Effective April 1, 1996, the operating results of UrbanNet are being reported using the equity method of accounting. The company's share of losses for the second quarter of 1996 is approximately $1,500. The Company has offset the cash proceeds in deferred credits in the Condensed Consolidated Balance Sheets. In addition, the assets and liabilities of UrbanNet are presented in the Company's Condensed Consolidated Balance Sheets under the captions "Assets of Business Transferred" and "Liabilities of Business Transferred."

          In August 1996, in the wake of the newly issued rules of the Telecommunications Act, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire UrbanNet, its former competitive residential telecom unit, and acquire the assets of Liberty Cable from Peter Kiewit Sons' Inc. ("Kiewit") and merge those operations with C-TEC Corporation. The decision to reacquire UrbanNet coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, it is the Company's intent at this time not to proceed with the second closing involving Other Transferred Businesses. The Company will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations, continued
  (Thousands of Dollars, except per share amounts)

          C-TEC has agreed in principle to exercise its option to reacquire the Business Transferred Under Contractual Agreement. The repurchase price will be approximately $54 million, as adjusted and pursuant to the definitive agreement. The exercise of this option was approved by a special committee of the Board. The transaction is subject to regulatory approval. No assurances can be given that any transaction will be consummated.

REGULATORY ISSUES
- -----------------
          No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

TELECOMMUNICATIONS ACT OF 1996
- ------------------------------
          In early February, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process.

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

          The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act, all cable systems rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes sooner. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

          The 1996 Act will also create growth opportunities through acquisitions and mergers as smaller, under capitalized businesses seek assistance from those who are better positioned to compete in a new deregulated environment in the communications industry. On August 1, 1996, the FCC took action to remove statutory barriers to local telephone services competition. The FCC order implements the intent of Congress when it passed the 1996 Act. The FCC's action reflects the experience of states that have already endeavored to promote local competition by developing a flexible policy framework leaving individual states appropriate discretion to accomodate any unique regional or local market characteristics. The validation of a national policy for local competition creates opportunity for non-franchised local telephone providers to compete for the multi-billion dollar market place heretofore confined to traditional local telephone companies. As a result, this new action will open new markets for the Company and open the Company's local telephone markets to other competitors.

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits



               (11) Computation of Per Share Earnings



               (27) Financial Data Schedule

          (b.) Reports on Form 8-K
               No reports on Form 8-K were filed during the second quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            C-TEC CORPORATION


DATE: August 13, 1996                       /s/ Bruce C. Godfrey
                                            ------------------------
                                            Bruce C. Godfrey
                                            Executive Vice President and
                                            Chief Financial Officer