Form 10-Q
period 1996-09-30
C TEC CORP
filed 1996-11-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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
  YES     X        NO



       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1996.
               Common Stock                    20,222,021
               Class B Common Stock             7,251,146

                               C-TEC CORPORATION


                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations-Quarters and Nine Months
         Ended September 30, 1996 and 1995

         Condensed Consolidated Balance Sheets-
         September 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of
         Cash Flows-Nine Months Ended September 30,
         1996 and 1995

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

         Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURE

PART 1.   FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                                                            C-TEC  CORPORATION AND SUBSIDIARIES
                                                            Condensed Consolidated Statements of Operations
                                                            (Dollars in Thousands Except Per Share Amounts)
                                                                                (Unaudited)

                                                             Quarter Ended                                  Nine Months Ended
                                                              September 30                                    September 30
                                                 1996                       1995                  1996                      1995

SALES                                       $   92,161                  $   85,044            $   272,503               $   237,417

COSTS &  EXPENSES, EXCLUDING DEPRECIATION
   AND  AMORTIZATION                            58,189                      53,037                172,249                   151,110

DEPRECIATION AND AMORTIZATION                   24,081                      19,324                 71,350                    48,668
                                            ----------                  ----------             ----------                ----------
OPERATING INCOME                                 9,891                      12,683                 28,904                    37,639

INTEREST & DIVIDEND INCOME                       3,547                       3,297                 10,967                    11,800

INTEREST EXPENSE                                (7,984)                     (7,072)               (20,745)                  (19,914)


GAIN ON  SALE OF  INVESTMENT IN
   NORTHEAST NETWORKS, INC.                          -                           -                      -                     2,890

OTHER (EXPENSE) INCOME, NET                        (69)                        133                  2,046                       677
                                            ----------                  ----------             ----------                ----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                           5,385                       9,041                 21,172                    33,092

PROVISION FOR INCOME TAXES                       1,233                       2,776                  8,788                     9,642
                                            ----------                  ----------             ----------                ----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST AND
   EQUITY IN UNCONSOLIDATED ENTITIES             4,152                       6,265                 12,384                    23,450

MINORITY INTEREST IN (INCOME)  LOSS OF
   CONSOLIDATED ENTITIES                           441                         (55)                   960                      (127)


EQUITY IN LOSS OF
   UNCONSOLIDATED ENTITIES                        (453)                       (443)                  (578)                   (2,572)
                                            ----------                  ----------             ----------                ----------

INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY
   CHARGE                                        4,140                       5,767                12,766                     20,751

(LOSS) GAIN ON DISPOSAL OF DISCONTINUED
   OPERATIONS,  NET OF INCOME TAX (BENEFIT)
   PROVISION OF $(192)
   IN 1996 AND $962 IN 1995                       (358)                      1,113                  (358)                     1,113

LOSS FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAX (BENEFIT)
   PROVISION OF $(24) IN 1996
   AND $470 IN 1995                                (53)                       (330)                  (34)                      (202)
                                            ----------                  ----------            ----------                 ----------

INCOME BEFORE EXTRAORDINARY
   CHARGE                                        3,729                       6,550                12,374                      21,662


EXTRAORDINARY CHARGE - DISCONTINUATION
   OF THE APPLICATION OF SFAS 71                     -                           -                (1,928)                         -
                                            ----------                  ----------            ----------                 ----------
NET INCOME                                       3,729                       6,550                10,446                     21,662

PREFERRED DIVIDENDS                                650                           -                 1,300                          -
                                            ----------                  ----------            ----------                 ----------

NET INCOME AVAILABLE FOR COMMON
   SHAREHOLDERS                                $ 3,079                     $ 6,550               $ 9,146                   $ 21,662
                                            ==========                  ==========            ==========                 ==========

                                                             Quarter Ended                                  Nine Months Ended
                                                              September 30                                    September 30
                                                 1996                         1995                 1996                         1995

Primary  Earnings (loss) per average
   common share

Income from continuing operations before
   extraordinary charge                          $0.15                       $0.21                 $0.46                      $0.76
                                            ==========                  ==========            ==========                 ==========

Extraordinary charge-discontinuation of
   the  application of SFAS 71                      -                           -                $(0.07)                         -
                                            ----------                  ----------            ----------                 ----------

Net income available for Common
   Shareholders                                  $0.11                       $0.24                 $0.33                      $0.79
                                            ==========                  ==========            ==========                 ==========
Average  common shares and common stock
   equivalents outstanding                  27,597,533                  27,524,119            27,735,389                 27,473,542

Fully diluted Earnings (loss) per average common share

Income from continuing operations before
   extraordinary charge                          $0.14                       $0.21                 $0.44                      $0.75
                                            ----------                  ----------            ----------                 ----------
Extraordinary charge discontinuation of the
   application of SFAS 71                            -                           -                $(0.07)                         -
                                            ==========                  ==========            ==========                 ==========

Net income available for common
   shareholders                                  $0.11                       $0.24                 $0.31                      $0.79
                                            ==========                  ==========            ==========                 ==========
Average  common shares and common stock     29,054,829                  27,669,833            29,192,532                 27,539,485
   equivalents outstanding

See accompanying notes to Condensed Consolidated Financial Statements.

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                               September 30          December 31
                                                  1996                  1995
ASSETS
CURRENT  ASSETS:
Cash and temporary cash investments            $    77,691           $    49,397
Short-term investments                              53,921               120,487
Other current assets                                57,798                59,383
Deferred income taxes                                9,263                 9,275
                                               -----------           -----------

    Total current assets                           198,673               238,542
                                               -----------           -----------

PROPERTY, PLANT AND EQUIPMENT
  Telephone Plant                                  431,079               419,219
  Cable Plant                                      311,542               306,658
  Other Property, Plant and Equipment               60,353                22,387
                                               -----------           -----------

    Total Property, Plant and Equipment            802,974               748,264
    Accumulated Depreciation                       352,530               324,855
                                               -----------           -----------

    Net Property, Plant and Equipment              450,444               423,409
                                               -----------           -----------

INVESTMENTS                                         88,114                88,020
                                               -----------           -----------

INTANGIBLE ASSETS, NET                             159,778               164,682
                                               -----------           -----------

DEFERRED CHARGES AND OTHER ASSETS                   24,996                37,374
                                               -----------           -----------

TOTAL ASSETS                                   $   922,005           $   952,027
                                               ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt           $    73,447           $    36,260
Advance billings & customer deposits                11,442                10,049
Accrued taxes                                            -                 1,616
Accrued interest                                     2,582                 5,937
Accrued contract settlements                         3,856                 6,629
Other current liabilities                           74,698                65,220
                                               -----------           -----------

Total current liabilities                          166,025               125,711
                                               ===========           ===========

                             C-TEC CORPORATION AND
                                 SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                September 30         December 31
                                                                                   1996                 1995
LONG-TERM DEBT                                                                  $    207,227         $   263,046
                                                                                -------------        ------------

DEFERRED INCOME TAXES AND INVESTMENT
  TAX CREDITS                                                                         95,106             102,906
                                                                                -------------        ------------

OTHER DEFERRED CREDITS                                                                13,205              34,989
                                                                                -------------        ------------

MINORITY INTEREST                                                                     20,942              15,847
                                                                                -------------        ------------

REDEEMABLE PREFERRED STOCK                                                            40,455              39,493
                                                                                -------------        ------------

COMMON SHAREHOLDERS' EQUITY:
  Common Stock                                                                        31,534              31,534
  Additional Paid-in Capital                                                         358,737             358,655
  Retained Earnings                                                                  131,310             123,124
  Treasury Stock at cost, 4,060,446 shares
     at September 30, 1996 and 377,842 at December 31, 1995                         (140,123)             (5,288)
  Common Stock of Parent Held by Subsidiary                                                -            (135,384)
  Cumulative translation adjustments                                                  (2,413)             (2,606)
                                                                                -------------        ------------
  Total Common Shareholders' Equity                                                  379,045             370,035
                                                                                -------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    922,005         $   952,027
                                                                                -------------        ------------

See accompanying notes to Condensed Consolidated Financial Statements.

                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                 1996                   1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    74,819            $     45,642
                                                                         ------------           ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Additions to property, plant & equipment                                     (58,402)               (48,516)
 Purchase of loan receivable                                                  (13,088)                     -
 Purchases of short-term investments                                          (66,328)                     -
 Sales and maturities of short-term investments                               133,006                 38,855
 Acquisitions                                                                 (29,660)              (128,201)
 Proceeds from the sale of mobile services properties                               -                  3,915
 Proceeds from the sale of equity interest in
   Northeast Networks, Inc.                                                         -                  5,007
 Other                                                                          4,157                  2,542
                                                                         ------------           ------------
 Net Cash Used in Investing Activities                                        (30,315)              (126,398)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                                                    19,000                 15,300
 Redemption of long-term debt                                                 (33,632)               (31,614)
 Minority interest                                                               (960)                     -
 Preferred dividends                                                           (1,300)                     -
 Proceeds from issuance of stock                                                  642                      -
 Other                                                                             40                 (2,622)
                                                                         ------------           ------------
 Net Cash Used in Financing Activities                                        (16,210)               (18,936)
                                                                         ------------           ------------
 Net Increase (Decrease) in Cash and
   Temporary Cash Investments                                                  28,294                (99,692)
 Cash and Temporary Cash Investments at
   Beginning of Year                                                           49,397                178,195
                                                                         ------------           ------------

 Cash and Temporary Cash Investments at
   September 30,                                                         $     77,691           $     78,503
                                                                         ============           ============

 Supplemental Disclosures of Cash Flow Information
 Cash paid during the periods for:
   Interest (net of amounts capitalized)                                 $     24,100           $     23,307
                                                                         ============           ============

   Income taxes                                                          $     13,978           $     24,812
                                                                         ============           ============

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

2. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the nine months ended September 30, 1996 and 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $1,692 and $2,804, respectively. For the quarters ended September 30, 1996 and 1995, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $393 and $507, respectively. Summarized information for the financial position and results of operations of Megacable, as of and for the nine months ended September 30, 1996 and 1995 is as follows:

                                      1996                   1995
                                    -------                --------
     Assets                         $70,704                 $71,451
     Liabilities                    $ 9,696                 $13,077
     Shareholders' Equity           $60,944                 $58,375
     Sales                          $17,202                 $16,661
     Costs and Expenses             $11,251                 $10,809
     Foreign Currency Transaction   $     8                 $ 5,105
      Losses
     Net Income                     $ 7,546                 $ 2,521

3.  The provision for income taxes consists of the following:

                                              September 30

                                     1996                     1995
                                    -------                 -------
Currently payable                   $13,223                 $ 8,091
Deferred                             (4,137)                  1,964
Investment Tax Credits                 (298)                   (413)
                                    -------                 -------
Total provision from continuing
 operations                           8,788                   9,642
Provision (benefit) from gain
 (loss) on disposal of
 discontinued operations               (192)                    962
Provision (benefit) from
 discontinued operations                (24)                    470
                                    -------                 -------

Total provision for income
 taxes                              $ 8,572                 $11,074
                                    =======                 =======

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.

The differences are as follows:

                                                                      September 30

                                                            1996                        1995
                                                           -------                     ------
Income before provision for income taxes and
  extraordinary item                                       $21,554                     $30,393
                                                           -------                     -------

Federal tax provision at statutory rate                    $ 7,544                     $10,638
Increase (reduction) due to:
State income taxes, net of federal benefit                   l,821                       2,114
Amortization of investment tax credits                        (298)                       (413)
Rate differential applied
  to reversing timing differences                             (188)                     (1,261)
Non-deductible goodwill                                        279                         156
Equity in unconsolidated entities                             (661)                        330
Gain on disposal of investment                                   -                        (597)
Deferred tax amortization                                        -                      (1,458)
Other, Net                                                     291                         133
                                                           -------                    --------

Provision for income taxes                                 $ 8,788                     $ 9,642
                                                           =======                     =======

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

5. In January 1996, the Company purchased from Kiewit Construction Group Inc., a wholly-owned subsidiary of Peter Kiewit Sons', Inc., a $13,088 note payable by Mazon Corporativo, S.A. de C.V. at face value. The loan bears interest at 18.12% per annum, payable on the maturity date of April 30, 1998. The loan is primarily secured by 7,204,975 shares of Series B, Series D-1 and

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

Series D-2 common stock of Megacable, S.A. de C.V. and 1,053,090 shares of Series B Class I Common Stock of Megacable, S.A. de C.V. The loan is included in other assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 1996.

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

7. In April, July and October 1996, the Company paid three dividends of $650 each on redeemable preferred stock issued in connection with the acquisition of Twin County Trans Video, Inc. (the "Pennsylvania Cable System") in 1995. The April and July preferred dividends are reflected in the Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 1996.

8. In November 1995, the Company announced that it had engaged Merrill Lynch and Co. ("Merrill Lynch") to assist with evaluating strategic options for its various business units with a view toward enhancing shareholder value.

    In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN Corporation, the Company's controlling shareholder ("RCN") of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft;

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

(iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up, competitive fiber-based provider of local, long-distance telephone, video and internet services to the residential market ("UrbanNet").

    The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of UrbanNet to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company continued to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was expected to take place in the second half of 1996. Although a legal transfer of ownership occurred at the time of closing the sale of UrbanNet to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership were not transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, this operation was not accounted for as discontinued operations.

    Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

    The Stock Purchase Agreement provided the Company an option, at its election, to rescind the sale of any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement under certain conditions. The Stock Purchase Agreement further provided that if the Company elected to exercise its option to rescind the sale of the Businesses Transferred Under Contractual Arrangement, it would have the right and the obligation to purchase RCN's 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company ("Freedom") and all related rights and liabilities (collectively, the "Freedom Interest") on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The Stock Purchase Agreement provided that the repurchase price for UrbanNet and the purchase price for the Freedom Interest would be equal to RCN's investment in these assets plus a 7% return on that investment.

    In August 1996, in the wake of the newly issued rules of the Telecommunications Act of 1996, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire UrbanNet and acquire RCN's Freedom interest, and merge those operations with C-TEC Corporation. The decision to reacquire UrbanNet coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, the closing of the sale involving the Other Transferred Businesses was subject to certain conditions and did not occur. The Company has terminated its contract with Merrill Lynch and has recognized all associated expenses in its financial statements as of and for the period ended September 30, 1996. The Company will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort and may result in additional charges for professional services and fees. C-TEC exercised its option to reacquire the Businesses Transferred Under Contractual Arrangement on August 30, 1996. The repurchase price for UrbanNet was approximately $28,000 and the purchase price for the Freedom Interest was approximately $29,000. The exercise of this option and the related transactions were approved by a special committee of the Board composed of directors unaffiliated with RCN. This transaction has been accounted for as a rescission of the original sale of UrbanNet to RCN and second quarter 1996 results have been restated to include UrbanNet as a consolidated entity.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, except per share amounts)

    The acquisition of the Freedom Interest is reflected in the accompanying Condensed Consolidated Financial Statement as a purchase (Note 10).

9. On August 30,1996, the Company obtained an amendment and waiver related to the Cable Group Revolving Secured Credit Agreement with a group of commercial banks. The most significant provisions of the amendment extend the final maturity to December 31, 1996 and increase the availability of revolving credit borrowings to $20,000. Additionally, the restrictive covenant relating to limitations on the amount of capital expenditures was waived for the year ending December 31, 1996. The Cable Group had borrowings of $19,000 (6.19% weighted average interest rate) as of September 30, 1996 under this agreement.

10. On August 30, 1996, the Company acquired the Freedom Interest for approximately $29,000. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Freedom have been included in the Company's consolidated financial statements since the date of acquisition. The full fair value of tangible and identifiable intangible assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 19.9% ownership. The estimated fair values are based on preliminary information which may be revised at a later date.

    Contingent consideration of $15,000 is payable in cash and will be based upon the number of net eligible subscribers delivered by the seller. The contingent consideration is not included in the acquisition cost total above but is recorded when and if the future delivery of subscribers occurs. Pro forma consolidated operating results for the nine months ended September 30, 1996 and 1995 as if the acquisition of Freedom had occurred at the beginning of each fiscal year is as follows:

                                                                  Nine Months Ended
                                                                    September 30
                                                                 1996        1995
                                                                 ----        ----
Sales                                                          $277,709     $241,884

Income from continuing operations before
 extraordinary charge                                            $7,873      $14,495

Net income available to common shareholders                      $4,253      $15,406

Primary earnings per share
Income from continuing operations before
 extraordinary charge                                             $ .28        $ .53

Net income available to common shareholders                       $ .15        $ .56

Fully diluted earnings per share
Income from continuing operations before
 extraordinary charge                                             $ .27        $ .53

Net income available to common shareholders                       $ .15        $ .56


These pro forma results have been prepared for information purposes only and include certain adjustments such as additional depreciation and amortization expense as a result of a step-up in the basis of the tangible and identifiable intangible assets acquired. The pro forma results do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the consolidated entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         (Thousands of Dollars, except per share amounts)

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.
    The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.

Results of Operations

    C-TEC Corporation and subsidiaries' (the "Company") operating income before depreciation and amortization was $33,972 for the quarter ended September 30, 1996 as compared to $32,007 for the same period in 1995. The increase occurred principally in the Cable Group and was partially offset primarily by higher costs associated with the development of UrbanNet. UrbanNet is a competitive, fiber-based provider of local, long-distance telephone, video and internet services to the residential market. Sales increased 8.4% to $92,161 for the quarter ended September 30, 1996 from $85,044 for the quarter ended September 30, 1995, with the increase occurring principally in the Cable and Telephone Groups.
    For the three months ended September 30, 1996, net income available for common shareholders was $3,079, or $.11 per average common share, as compared to $6,550, or $.24 per average common share for the same period in 1995. The decrease in net income primarily reflects increased depreciation and amortization of $4,758 resulting from the acquisition of the Pennsylvania Cable System and the securing of a majority voting interest in Mercom, Inc. in 1995 which resulted in the inclusion of Mercom's operating results in the Company's consolidated financial statements since August 1995. Additionally, the quarter ended September 30, 1995 reflects an after-tax gain of $1,113 on the disposition of paging operations. Partially offsetting these decreases were higher operating income before depreciation and amortization of $1,965 and a lower provision for income taxes due to lower income before income taxes.
    For the nine months ended September 30,1996, operating income before depreciation and amortization was $100,253 as compared to $86,307 for the same period in 1995, with the increase occurring principally in the Cable Group.
This increase is partially offset by higher costs associated with the development of UrbanNet. Sales increased 14.8% to $272,503 for the nine months ended September 30, 1996 from $237,417 for the nine months ended September 30, 1995 from $237,417 for the nine months ended September 30, 1995, with the increase occurring principally in the Cable Group, including Mercom, Inc.
    For the nine months ended September 30, 1996, net income available for common shareholders was $9,146, or $.33 per average common share as compared to $21,662, or $.79 per average common share for the same period in 1995. The decrease in net income reflects an increase in operating income before depreciation and amortization of $13,946, and an improvement in the earnings

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

of equity-method investees of $1,994, offset principally by higher depreciation and amortization of $22,682, an extraordinary charge of $1,928 related to the discontinuation of the application of SFAS 71 by the Telephone Group in the first quarter of 1996 and preferred dividends of $1,300 on the preferred stock issued in connection with the acquisition of the Pennsylvania Cable System. Additionally, net income in 1995 reflects a gain of $2,890 on the disposition of an equity interest in Northeast Networks, Inc.

     Selected data by operating group was as follows for the quarter and nine months ended September 30, 1996 and 1995:

                                    Quarter Ended             Nine Months Ended
                                    September 30,                September 30,
Sales                            1996         1995            1996          1995
-----                            ----         -----           ----          ----
Telephone                      $ 35,304      $ 32,202        $104,008       $ 95,611
C-TEC Cable                      36,673        32,824         107,771         87,624
Mercom Cable*                     3,958         2,382          11,642          2,382
Other                            16,226        17,636          49,082         51,800
                               --------      --------        --------       --------
  Total                        $ 92,161      $ 85,044        $272,503       $237,417
                               ========      ========        ========       ========

Operating income before
depreciation and amortization
-------------------------------

                                      Quarter Ended                Nine Months Ended
                                      September 30,                   September 30,
                                   1996            1995            1996            1995
                                   ----            ----            ----            ----
Telephone                        $ 19,795        $ 19,366        $ 60,365        $ 57,122
C-TEC Cable                        17,088          14,010          50,625          39,398
Mercom Cable*                       1,445           1,083           4,222           1,083
Other                              (4,356)         (2,452)        (14,959)        (11,296)
                                 --------        --------        --------        --------
   Total                         $ 33,972        $ 32,007        $100,253        $ 86,307
                                 ========        ========        ========        ========

                                      Quarter Ended                  Nine Months Ended
                                      September 30,                    September 30,
 Depreciation/Amortization         1996          1995              1996           1995
--------------------------         ----          ----              ----           ----
Telephone                        $  6,701        $  6,446        $ 19,923        $ 18,505
C-TEC Cable                        13,424          11,101          40,824          27,334
Mercom Cable*                       2,482           1,236           7,501           1,236
Other                               1,474             540           3,100           1,593
                                 --------        --------        --------        --------
    Total                        $ 24,081        $ 19,323        $ 71,348        $ 48,668
                                 ========        ========        ========        ========

Selected Operating Statistics
-----------------------------

                                              Nine Months Ended
                                                 September 30,
                                              1996            1995
                                              ----            ----
Telephone Main Access Lines                  236,974         225,541
C-TEC Cable Television Subscribers           341,049         331,846
Mercom Cable Subscribers                      40,915          38,940

* The above represents 100% of Mercom's operating results. C-TEC began consolidating all of Mercom's operating results during the 3rd quarter of 1995. The Company owns 61.92% of Mercom's outstanding shares.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

     Telephone Group
     ---------------
          Sales of the Telephone Group increased $3,102, or 9.6% to $35,304 for the third quarter of 1996 as compared to $32,202 for the same period in 1995. The increase is due to higher intrastate access revenue of approximately $800 due to growth in access minutes and a higher average rate per minute. Local network service revenue increased approximately $465 resulting from an increase in access lines of approximately 11,500 and the availability of custom calling features to a broader section of the Group's market. Non-regulated revenue increased approximately $1,072 primarily due to higher epix(TM) internet access revenue and higher video conferencing system sales.

          Operating expenses, excluding depreciation and amortization, increased approximately $2,700 or 21%, as compared to the same period in 1995. Software expense increased $529 due to the expansion of existing services and the provision of new service offerings, materials and fee expenses increased approximately $298 and $33l, respectively, primarily due to higher non-regulated sales. Advertising expense increased $262 due to an increase in campaigns, primarily associated with a second line promotion and internet access services. Payroll expense increased $209 primarily due to headcount additions, wage increases and higher overtime.

          For the nine months ended September 30, 1996, sales of the Telephone Group increased $8,397, or 8.8% as compared to the same period in 1995 due primarily to increases in intrastate access and local network service revenues of $2,673 and $1,562, respectively. Additionally, non-regulated revenue increased approximately $2,405. Operating expenses, excluding depreciation and amortization, increased approximately $5,200, or 13.4%, as compared to the nine months ended September 30, 1995. The most significant increases occurred in payroll expense and fees associated with the provision of internet access services and with consulting services for a variety of other regulatory and operational matters. Additionally, materials expense increased in connection with higher video conferencing system sales.

     Cable Group
     -----------
            Sales of the Cable Group increased $5,425 or 15.4% to $40,631 for the three month period ended September 30, 1996 as compared to $35,206 for the same period in 1995 primarily due to higher basic service revenue of $4,416 resulting from approximately 16,500 additional average subscribers over the same period in 1995 and the effects of a rate increase in February 1996. Subscriber counts were positively impacted by the securing of a majority voting interest in Mercom, Inc. in August 1995 which resulted in the inclusion of Mercom's operating results in the Company's consolidated financial statements since that time. Mercom accounts for $1,576 of the increase in sales over the same period in 1995.

          Operating expenses, excluding depreciation and amortization, increased $1,985, or 9.9% for the quarter ended September 30, 1996 as compared to the same period in 1995 primarily due to higher basic programming fees of $1,478. Programming expense increased primarily due to license fee increases, subscriber growth including the addition of Mercom subscribers and channel additions.

          For the nine months ended September 30, 1996, the Cable Group had increased sales of $29,407, or 32.7% as compared to the nine months ended September 30, 1995 primarily due to higher basic service revenue resulting from an increase in average subscribers and the effects of rate increases in April 1995 and February 1996. Subscriber counts increased primarily due to the acquisition of the Pennsylvania Cable System and the securing of a majority voting interest in Mercom, Inc. in 1995. The results of the Pennsylvania Cable System

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

and Mercom have been consolidated with the Company since May 1995 and August 1995, respectively. The Pennsylvania Cable System and Mercom account for $12,617 and $9,260, respectively, of the increase in sales over the same period in 1995. Operating expenses, excluding depreciation and amortization, increased approximately $15,000, or 30.4% primarily due to higher programming expense of $6,789 and higher salaries and benefits expense of $2,993. Programming expense increased primarily due to license fee increases, subscriber growth, including the addition of the Pennsylvania Cable System and Mercom subscribers, and channel additions. Salaries and benefits expense exceeded the 1995 level primarily due to the acquisitions of the Pennsylvania Cable System and Mercom. The remainder of the increase is primarily attributable to various increases in other general operating expenses as a result of the acquisitions of the Pennsylvania Cable System and Mercom.

     Other
     -----
          For the quarter ended September 30, 1996, other sales decreased as compared to the same periods in 1995 primarily due to lower revenues of approximately $2,900 of the Communications Services Group. The decrease results from lower volume of business systems, new installations and premises distribution systems contracts. The decrease is partially offset primarily by higher sales of UrbanNet. For the nine months ended September 30, 1996, other sales decreased primarily due to lower revenues of $7,298 of the Long Distance Group from the resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for such sales terminated during the second quarter of 1995. This decrease is partially offset primarily by higher sales of UrbanNet and the Communications Services Group over the nine months ended September 30, 1995. Sales of the Communications Services Group for future periods are dependent upon the continued procurement of contracts for projects and services.

          Other costs and expenses, excluding depreciation and amortization, increased $494, or 2.5% for the quarter ended September 30, 1996 as compared to the same period in 1995. Lower costs, principally of the Communications Services Group, were offset by higher costs of UrbanNet associated with the commencement of service in Boston and New York.

          For the nine month period, other costs and expenses, excluding depreciation and amortization, increased $945, or 1.5%, as compared to the nine months ended September 30, 1995. Lower costs, principally as a result of the reduction in Tariff 12 revenues of the Long Distance Group, were offset by higher costs of UrbanNet and higher corporate overhead, primarily associated with the investigation of the feasibility of various restructuring alternatives to enhance shareholder value.

     Depreciation and Amortization
     -----------------------------
          Depreciation and amortization increased $4,757, or 24.6% and $22,682, or 46.6% for the quarter and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase is due to the acquisition of the Pennsylvania Cable System and the securing of a majority voting interest in Mercom in May 1995 and August 1995, respectively.

     Interest Expense
     ----------------
          Interest expense increased $912, or 12.9% and $831 or 4.2% for the quarter and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year. The increase is attributable to approximately $1,700 paid to RCN, the Company's controlling

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

shareholder, in connection with the August 1996 rescission of the sale of UrbanNet to RCN and the acquisition of RCN's 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company, and all related rights and liabilities. This portion of the consideration represents a rate of return on RCN's investment in UrbanNet and Freedom and is excluded from the Company's investment in these entities in connection with AICPA Accounting Interpretation No. 39 ("Transfers and Exchanges Between Companies Under Common Control") of Accounting Principles Board Opinion No. 16 - Business Combinations.

     Interest and Dividend Income
     ----------------------------
          Interest and dividend income increased $250 or 7.6% for the quarter ended September 30, 1996 and decreased $833, or 7.1% for the nine months ended September 30, 1996 as compared to the same periods in 1995. The increase for the quarter is primarily due to interest income on the $13,088 note receivable from Mazon Corporativo, S.A. de C.V., acquired from a subsidiary of Peter Kiewit Sons' Inc. in January 1996. For the nine month period, the decrease is due to a reduction in short-term investments from $88,390 at September 30, 1995 to $53,921 at September 30, 1996, and a decrease in the average yield on invested balances of over one percent, partially offset by interest income accrued on the $13,088 note receivable from Mazon Corporativo.

     Other Income
     ------------
          For the nine months ended September 30, 1996, other income increased primarily due to receipt of a royalty fee of approximately $1,700. The fee represents the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company from the buyer of the assets of the Company's Information Services Group and corporate data processing function in 1991.

     Income Taxes
     ------------
          The Company's effective income tax rate was approximately 22.9% and 32.5% for the quarter ended September 30, 1996 and 1995, respectively. The decrease is primarily due to lower estimated nondeductible expenses. The Company's effective income tax rate was approximately 40.8% and 31.7% for the nine months ended September 30, 1996 and 1995, respectively. For an analysis of the change in income taxes, see the reconciliation of the effective tax rate in
Note 3.

     Minority Interest
     -----------------
          Minority interest in the loss (income) of consolidated entities increased for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily due to the acquisition of a majority voting interest in Mercom in August 1995. Mercom has been consolidated with the Company since that time. As a result, for both the quarter and nine months ended September 30, 1995, minority interest in the income of Mercom was ($19) while for the quarter and nine months ended September 30, 1996, minority interest in the loss of Mercom was $281 and $890, respectively. Additionally, as a result of the Company's acquisition on August 30, 1996 of RCN's 80.1% interest in Freedom New York, L.L.C., Freedom's financial results are consolidated with the Company since the date of acquisition. This resulted in an additional minority interest in the loss of Freedom of $203 for both the quarter and nine months ended September 30, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

     Equity in Loss of Unconsolidated Entities
     -----------------------------------------
          For the nine months ended September 30, 1996, the Company's share of the losses of unconsolidated entities decreased $1,994, or 77.5% as compared to the nine months ended September 30, 1995. The improvement is primarily due to higher earnings of Megacable. The Company's share of the income of Megacable was $3,018 and $1,383 for the nine months ended September 30, 1996 and 1995, respectively. This income was offset by the Company's amortization of the excess of its original investment in Megacable over its underlying equity in the net assets of Megacable when acquired, which amounted to $4,710 and $4,187 for the nine months ended September 30, 1996 and 1995, respectively. Additionally, the Company recorded its share of the losses of Mercom, Inc. and Northeast Networks, Inc. ("NNI") through July 1995 and April 1995, respectively. Mercom has been consolidated with the Company since August 1995 when the Company acquired majority voting control. The Company disposed of its equity interest in NNI in May 1995. The losses of Mercom and NNI through July 1995 and April 1995 were $456 and $396, respectively.

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

     Financial Condition
     --------------------
          The Company shifted a portion of its investment portfolio from short-term investments to cash equivalents in response to market conditions during the first quarter of 1996.
          Deferred charges and other assets decreased as a result of the discontinuation of the application of SFAS 71 as discussed further in Note 6 and "Extraordinary Charge" and, in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, the related elimination from the financial statements all assets and liabilities previously recognized pursuant to SFAS 71.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

          Partially offsetting the decrease in deferred charges was an increase of $14,712, which represents a loan purchased from Kiewit Construction Group, Inc. at face value of 13,088 plus accrued interest thereon. The loan is receivable from Mazon Corporativo, S.A. de C.V.
          Current maturities of long-term debt increased primarily as a result of additional borrowings of the Cable Group of $19,000 under its Revolving Secured Credit Agreement, as amended on August 30, 1996, which matures December 31, 1996. Additionally, the payment due on the Cable Group Senior Secured Notes increases from $18,750 which was due and paid on September 1, 1996 to $43,750 due on September 1, 1997. These increases are offset by payments of $7,000 by the Cable Group on its Revolving Secured Credit Agreement.
          Deferred credits decreased primarily due to the discontinuation of the application of SFAS 71 as discussed further in Note 6 and "Extraordinary Charge" and in accordance with Statement of Financial Accounting Standards No. 101 - Accounting for the Discontinuation of the Application of SFAS 71, the related elimination from the financial statements all assets and liabilities previously recognized pursuant to SFAS 71.
          Other current liabilities increased primarily as a result of the timing of payments of certain payables.
          Minority interest increased as a result of the acquisition of RCN's 80.1% interest in Freedom New York, L.L.C. on August 30, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

Liquidity and Capital Resources
-------------------------------

                                                  September 30  December 31
                                                      1996         1995

Cash and Temporary Cash Investments and
 Short-term investments                              $131,612     $169,884

Working Capital                                      $ 32,648     $112,831

Long-Term Debt (including current maturities)        $280,674     $299,306

                                                       Nine Months Ended
                                                         September 30,
                                                      1996         1995
Net cash provided by
 operating activities                                $ 74,819     $ 45,642

Operating income before depreciation
 and amortization                                    $100,253     $ 86,307

Investing Activities:
 Additions to property, plant and equipment          $ 58,402     $ 48,516

 Acquisitions of businesses                          $ 29,660     $128,201
                                                     --------     --------

Total                                                $ 88,062     $176,717
                                                     ========     ========

       Cash, temporary cash investments and short-term investments decreased $38,272 at September 30, 1996 as compared to December 31, 1995. Cash provided by operating activities of $74,819 covered capital expenditures of $58,402 and net repayments of long-term debt of $14,882.

       The acquisition of RCN's 80.1% interest in Freedom New York, L.L.C. and the purchase from Kiewit Construction Group, Inc. of a $13,088 loan receivable from Mazon Corporativo, S.A. de C.V., a shareholder of Megacable S.A. de C.V. (a company in which the Company has a forty percent equity interest), are primarily responsible for the decrease in cash, temporary cash investments and short-term investments. The Company's working capital ratio was 1.2 to 1 at September 30, 1996 and 1.9 to 1 at December 31, 1995. The decrease is due primarily to the decrease in cash, temporary cash investments and short-term investments, as discussed above and an increase in current maturities of long-term debt of $37,187. Current maturities of longer term debt increased primarily as a result of additional borrowings of the Cable Group of $19,000 under its Revolving Secured Credit Agreement, as amended on August 30, 1996, (see Note 9), which matures December 31, 1996. Additionally, the payment due on the Cable Group Senior Secured Notes increases from $18,750 which was due and paid on September 1, 1996 to $43,750 due on September 1, 1997. These increases are offset by payments of $7,000 by the Cable Group on its Revolving Secured Credit Agreement. The Company intends to investigate alternatives to restructure the Cable Group's debt facilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

     Net cash provided by operating activities represented 128.1% and 94.1% of additions to property, plant and equipment for the nine months ended September 30, 1996 and 1995, respectively. The Company anticipates that cash provided by operating activities will continue to exceed additions to property, plant and equipment during 1996.

     In November 1995, the Company announced that it had engaged Merrill Lynch and Co. ("Merrill Lynch") to assist with evaluating strategic options for its various business units with a view toward enhancing shareholder value.

     In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to RCN, the Company's controlling shareholder of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and a $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-Air, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., a start up, competitive fiber-based provider of local, long-distance telephone, video and internet services to the residential market ("UrbanNet").

     The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of UrbanNet to RCN took place. The Company received cash proceeds of $17,500, subject to adjustment as defined in the Stock Purchase Agreement. After the first closing, the Company continued to retain a warrant to purchase approximately 6% of the common stock of UrbanNet. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was expected to take place in the second half of 1996. Although a legal transfer of ownership occurred at the time of closing the sale of UrbanNet to RCN, management believes that, as a result of the repurchase option, the risks and other incidents of ownership were not transferred to RCN with sufficient certainty to result in a divestiture for accounting purposes. Therefore, this operation was not accounted for as discontinued operations.

     Pursuant to the Stock Purchase Agreement, RCN agreed to certain standstill arrangements with respect to its equity interest in the Company.

     The Stock Purchase Agreement provided the Company an option, at its election, to rescind the sale of any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement under certain conditions. The Stock Purchase Agreement further provided that if the Company elected to exercise its option to rescind the sale of the Businesses Transferred Under Contractual Arrangement, it would have the right and the obligation to purchase RCN's 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company ("Freedom") and all related rights and liabilities (collectively, the "Freedom Interest") on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The Stock Purchase Agreement provided that the repurchase price for UrbanNet and the purchase price for the Freedom Interest would be equal to RCN's investment in these assets plus a 7% return on that investment.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

     In August 1996, in the wake of the newly issued rules of the Telecommunications Act of 1996, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire UrbanNet and acquire RCN's Freedom interest, and merge those operations with C-TEC Corporation. The decision to reacquire UrbanNet coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, the closing of the sale involving the Other Transferred Businesses was subject to certain conditions and did not occur. The Company has terminated its contract with Merrill Lynch and has recognized all associated expenses in its financial statements as of and for the period ended September 30, 1996. The Company will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort and may result in additional charges for professional services and fees. C-TEC exercised its option to reacquire the Businesses Transferred Under Contractual Arrangement on August 30, 1996. The repurchase price for UrbanNet was approximately $28,000 and the purchase price for the Freedom Interest was approximately $29,000. The exercise of this option and the related transactions were approved by a special committee of the Board composed of directors unaffiliated with RCN. This transaction has been accounted for as a rescission of the original sale of UrbanNet to RCN and second quarter 1996 results have been restated to include UrbanNet as a consolidated entity.

     The acquisition of the Freedom Interest is reflected in the accompanying Condensed Consolidated Financial Statement as a purchase (Note 10).

     REGULATORY ISSUES
     -----------------

       No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

     TELECOMMUNICATIONS ACT OF 1996
     ------------------------------

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

       The 1996 Act will also create growth opportunities through acquisitions and mergers as smaller, under capitalized businesses seek assistance from those who are better positioned to compete in a new deregulated environment in the communications industry. On August 1, 1996,

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
        (Thousands of Dollars, except per share amounts)

the FCC took action to remove statutory barriers to local telephone services competition. The FCC order implements the intent of Congress when it passed the 1996 Act. The FCC's action reflects the experience of states that have already endeavored to promote local competition by developing a flexible policy framework leaving individual states appropriate discretion to accommodate any unique regional or local market characteristics. The validation of a national policy for local competition creates opportunity for non-franchised local telephone providers to compete for the multi-billion dollar market place heretofore confined to traditional local telephone companies. As a result, this new action will open new markets for the Company and open the Company's local telephone markets to other competitors.

On August 8, 1996, the Federal Communications Commission released two Orders outlining procedures for interconnection between incumbent and competitive local exchange carriers. Motions for a stay of the First Report and Order, relating to the pricing of unbundled network elements, were granted on October 15, 1996, by the U.S. Court of Appeals for the Eighth Circuit (St. Louis). Hearings on these issues have been scheduled for January 13, 1997, with a decision anticipated within 30-45 days. A partial lifting of the stay was granted on November 1, 1996, with regard to compensation to be paid to Commercial Mobile Radio Service
(CMRS) providers by incumbent local exchange carriers. The Telephone Group is currently evaluating the potential impact of such compensation arrangements.

The Second Report and Order, relating to the technical aspects of number portability, remains in effect with the 100 largest Metropolitan Statistical Areas (MSAs) slated for implementation beginning in October, 1997.

                          PART II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 7, 1996.
Matters submitted to and approved by Shareholders included:

1) The election of the following Class II Directors to serve for a term of three years:

Nominee                        For                 Against
-------                        ---                 -------

James Q. Crowe             114,157,327            13,062,571
Stuart E. Graham           114,621,243            12,598,655
Richard R. Jaros           114,158,496            13,061,402
Michael J. Mahoney         114,124,803            13,095,094

Additional Directors whose term of office as a Director continued after the meeting included:

Frank M. Henry             Michael B. Yanney
Eugene Roth                David C. McCourt
Robert E. Julian           David C. Mitchell
Daniel E.Knowles           Walter Scott, Jr.


2)  Approval of the Company's Executive Stock Purchase Plan.

   For          Against        Abstain        No Vote
   ---          -------        -------      ----------
101,775,171    15,349,719      58,452       10,153,460


3)  Approval of the Company's 1996 Equity Incentive Plan.

   For          Against        Abstain        No Vote
   ---          -------        -------        --------
97,509,769     19,228,328      50,922        10,430,878


4)  Approval of the Company's 1996 Bonus Plan.

   For          Against        Abstain        No Vote
   ---          -------        -------        --------
104,690,769   17,474,749       64,567        4,989,813


5) The ratification of the selection of Coopers & Lybrand as the Company's independent auditors for the year ending December 31, 1996.

   For          Against        Abstain         No Vote
   ---          -------        -------         --------
126,451,738     589,799        178,360           -0-

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        (a.)  Exhibits
              (4) Amendment and Waiver dated as of August 30, 1996 to Revolving Secured Credit Agreement dated as of July 31, 1989 among C-TEC Cable Systems, Inc., C-TEC Corporation, a group of commercial banks and Morgan Guaranty Trust Company of New York as Agent.

              (11) Computation of Per Share Earnings

              (27) Financial Data Schedule

        (b.)  Reports on Form 8-K
              The Company filed a Form 8-K on September 16, 1996 regarding the rescission of the sale of UrbanNet to RCN and the purchase of RCN's 80.1% interest in Freedom New York, L.L.C. on August 30, 1996.

              The Company filed a Form 8-K on October 11, 1996 to file the C-TEC Corporation 1996 Equity Incentive Plan and the C-TEC Corporation 1996 Bonus Plan.

              The Company filed a Form 8-K on October 15, 1996 regarding the signing of a letter of intent by UrbanNet, a subsidiary of the Company, with Boston Edison Company on September 30, 1996 to form a joint venture to offer local phone, long-distance, video and internet access and eventually energy management and property monitoring services initially in the Boston market.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        C-TEC CORPORATION



                                        /s/ Bruce C. Godfrey
                                        -----------------------------
DATE: November 14, 1996                 Bruce C. Godfrey
                                        Executive Vice President and
                                        Chief Financial Officer