Form 10-K405
period 1996-12-31
C TEC CORP
filed 1997-03-31
CIK 310433

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                          Commission File No. 0-11053
                               C-TEC CORPORATION
             (Exact name of registrant as specified in its charter)
             Pennsylvania                                23-2093008
-----------------------------------------     ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  105 Carnegie Center, Princeton, New
                 Jersey                                     08540
-----------------------------------------     ---------------------------------
    (Address of principal executive                      (Zip Code)
                offices)


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

                                  X Yes    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 1997
                                  19,761,454 Common Stock
                                  7,712,713 Class B Common Stock

  Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1997 computed by reference to closing price as reported by NASDAQ for Common Stock ($28.50 per share) and to the bid price as reported for Class B Common Stock ($27.75 per share), is as follows:

                           $328,752,972 Common Stock
                           $ 72,663,098 Class B Common Stock

                       Documents Incorporated by Reference

  1. Proxy Statement for 1997 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS:


                                  THE COMPANY

  C-TEC Corporation was organized in 1979. It is incorporated under the laws of the Commonwealth of Pennsylvania and has its principal office in Princeton, New Jersey. C-TEC Corporation, and its wholly and majority-owned subsidiaries (the "Company" or "C-TEC"), is a diversified international telecommunications and high technology company with interests in local telephone, long-distance telephone, cable television and engineering and communications services. The local Telephone Group provides local and long distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. This Group also provides network access and billing/collection services to interexchange carriers and sells telecommunications products, services and information services. The Cable Group provides basic, premium and pay-per-view cable programming services to subscribers primarily in New York, New Jersey, Michigan, and Pennsylvania. The Long Distance Group provides long distance telephone services, including private line, operator and calling card services to residential and business customers throughout the United States, principally Pennsylvania. The RCN Telecom Services Group ("RCN") consists of RCN Telecom Services and Freedom New York, LLC. RCN Telecom Services offers local telephone, long distance, cable television and internet access to the residential market in New York City and Boston over advanced fiber optic networks. Freedom New York, L.L.C., in which C-TEC has an 80.1% ownership interest at December 31, 1996, provides microwave cable television service in New York City. The Communications Services Group provides telephony engineering, system integration, operation and management of telecommunications facilities, installation of premise distribution systems, cable and data engineering and project management of cable/telecommunications network construction to corporate, hospital and university clients primarily in the northeastern United States. Through its wholly-owned subsidiaries, C-TEC also has ownership interests of 80% in Homelink Limited Partnership and 61.92% in Mercom, Inc., both cable television subsidiaries, a 40% interest in a Mexican cable television system operator and certain other partnership interests.


                                   OPERATIONS

  Financial information regarding the Registrant's segments is set forth in Note 2 to the consolidated financial statements included herein.

Cable Group

  The Cable Group is a cable television operator with cable television systems located in the states of New York, New Jersey, Michigan and Pennsylvania. The Group owns and operates cable television systems serving 338,000 customers and is the majority owner and the manager of cable television systems with an additional 40,000 customers, ranking it in the top 25 of U.S. multiple system operators. Most customers are served by advanced hybrid fiber/coaxial networks, offering expanded bandwidth and a platform for two-way services.

  The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996 (the "96 Act")(see "Regulatory Matters" section of Management's Discussion and Analysis).

  The Cable Group's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements with local government authorities on acceptable terms. To date, all of the Group's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1996, the Cable Group completed negotiations with 41 communities resulting in franchise renewals on terms which are acceptable to the Group. The Cable Group has 416 franchises, 107 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1996. No one franchise accounts for more than 10% of the Group's total revenue.

  Competition for the Cable Group's services in each state in which it operates, with the exception of Pennsylvania, has traditionally come from a variety of providers including broadcast television, video cassette recorders, and home satellite dishes. Direct Broadcast Satellite ("DBS"), which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish, has proved to be a viable competitor. There are currently four national DBS providers providing service in the United States. These services are generally available throughout the country, including areas in which the Company operates. The Pennsylvania System (formerly known as Twin County Trans Video, Inc.) operates the largest competitive cable system in the United States. Accordingly, the Pennsylvania System is subject to effective competition throughout its entire operation and consequently, its rates are not regulated under the provisions established by the FCC.

  The passage of the 96 Act is expected to increase the level of competition from other video providers. The Company is currently evaluating the impact the 96 Act will have on regulation, competition, and its operating results. It is impossible to quantify at this time the impact of these technological and regulatory developments on the cable television industry in general or on the Cable Group in particular.

  The following table summarizes the development of the Cable Group over the last five years:

                                         AS OF DECEMBER 31
                        ----------------------------------------------------
                          1992       1993       1994       1995        1996
                        ---------  ---------  ---------  ---------  -----------
Homes Passed:
  Owned Systems ......   343,871    354,929    363,322    538,451     545,381
  Partially
   Owned/Managed
   Systems............    59,988     61,730     63,721     65,449      65,998

Basic Subscribers:
  Owned Systems* .....   217,382    224,849    238,201    333,920     338,242
  Partially
   Owned/Managed
   Systems*...........    34,118     34,714     37,324     38,853      40,012

Basic Penetration:
  Owned Systems ......      63.2%      63.4%      65.6%      62.0%       62.0%
  Partially
   Owned/Managed
   Systems............      56.9%      56.2%      58.6%      59.4%       60.6%

Average Monthly
 Revenue per
 Subscriber for
 December:
  Owned Systems ......  $  32.28   $  34.51   $  33.48   $  33.15    $  36.31
  Partially
   Owned/Managed
   Systems............  $  30.05   $  29.70   $  29.36   $  30.41    $  32.72


* Excludes seasonal subscribers.

Note: The Company has changed the manner in which it computes statistics for premium subscribers over the five year period. Therefore, comparable data for premium service units and premium penetration is not available and is not presented.

Telephone Group

  Commonwealth Telephone Company provides local telephone service to a 19 county, 5,067 square mile service area in Pennsylvania through 78 central offices. Commonwealth Telephone Company also provides network access, long distance, and billing and collection services to interexchange carriers.

  As of the end of 1996, the Telephone Group had over 240,000 main access lines, a 5.7% increase over 1995. This growth in access lines is the largest in the Telephone Group's history (excluding additions by acquisition) and was principally the result of a very successful residential second line promotion. The Telephone Group believes there remains significant opportunity for second line growth due primarily to the rapid growth of online services. In addition to second line sales, the Telephone Group is preparing a number of innovative offerings for the residential market with the objectives of increasing penetration of services as well as call terminations and the resulting access revenue.

  Considering local and long distance services provided by the Telephone Group, the Group's business customer base is diverse in size as well as industry, with very little concentration. The ten largest business customers combined account for only 2.3% of revenue, with the largest single customer accounting for only about 0.5%.

  The Telephone Group sought and was granted status as a rural telephone company with respect to the provisions of the 96 Act. This status will afford limited protection to the Telephone Group's primarily rural customer base from a rapid transition to local exchange competition.

  On January 16, 1997, the Pennsylvania Public Utility Commission ("PPUC") approved the Telephone Group's "Petition for Alternative Regulation and Network Modernization Plan." This Plan, known generally as a Chapter 30 filing, will allow the Telephone Group to move from traditional rate of return regulation to a price cap formula in return for a commitment to network modernization and other considerations over time to 2015. In addition, the Plan provides more flexibility through rate rebalancing and protection from exogenous events.

Communications Services Group

  Commonwealth Communications, Inc. provides telecommunications engineering and facilities management services to large corporate clients, hospitals, and universities throughout the northeastern United States and sells, installs, and maintains PBX systems in Pennsylvania and New Jersey. The group also provides cable and data network engineering and project management of network construction.

  In 1996, the strategic decision was made to develop a more intensive focus on the eastern Pennsylvania markets and launch a competitive local telephony effort. Within twelve miles of an existing Commonwealth Telephone Company central office, but outside of its current service area, lies a population almost five times that of its present telephone service area. This population is concentrated in secondary cities with much higher densities than the Telephone Group's current territory. The Communications Services Group hopes to successfully penetrate target cities with an attractive package of local, long distance, and data services during 1997.

RCN Telecom Services Group

  RCN Telecom Services ("RCN") provides local and long distance telephone service, video programming, and internet access to households located in New York City and Boston. RCN currently has over 400 signed building access agreements, which represent over 82,000 households located in high density housing such as co-ops, condominiums, and apartment complexes in the Boston and New York City markets. At December 31, 1996, RCN has approximately 36,000 video programming customers, 3,000 telephone connections and 60 internet customers in these two markets. RCN also has approximately 4,500 video programming customers at the University of Delaware.

  RCN Telecom Services' New York system operates two cable programming delivery systems--one that is fiber-based and one that uses an 18 ghz microwave network acquired by Freedom New York, LLC from Liberty Cable of New York during 1996. The fiber-based customers are served by fibers of MFS Communications Company (now a WorldCom subsidiary). Telephone service in New York is provisioned on the fiber-based network and through the resale of the NYNEX network. RCN Telecom Services' Boston system operates primarily on a fiber-based network obtained from MFS and provides both telephone and cable programming over this network. In December 1996, RCN Telecom Services of Massachusetts, Inc., a wholly owned subsidiary of RCN Telecom Services, signed an agreement forming a joint venture with Boston Edison Company under which the joint venture plans to use and expand upon Boston Edison's 200 mile fiber optic network to reach a market of approximately 650,000 customers throughout the Greater Boston area. The joint venture plans to offer bundled telecommunications services.

  RCN Telecom Services of New York, Inc. and the RCN joint venture with Boston Edison were granted open video systems certification (OVS Certification) from the FCC on February 27, 1997. Based on provisions of the Telecommunications Act of 1996, this certification allows RCN to deliver video services in New York City and Boston upon completion of a programmer open enrollment period and agreements with towns with respect to Public Education & Government access obligations. Prior to migrating customers to the OVS network, RCN offers video services utilizing the network of MFS, which operates as a video dialtone provider. In an Order issued by the FCC on February 27, 1997, the FCC rejected MFS's position that it was a video dialtone platform provider. The FCC, however, did not direct MFS to cease operations over the MFS video platform. As a result of this FCC Order, it is likely that challenges against MFS as a video dialtone provider and, therefore, RCN as a video dialtone programmer, will be pursued by competitive CATV providers and others in both the Boston and New York markets. In addition, the current FCC rules concerning OVS are subject to appeal in the United States Court of Appeals.

  RCN's telephone service is regulated by the States of New York and Massachusetts and the FCC. In New York, RCN is certified to provide competitive local exchange services and to resell long distance services. In Massachusetts, RCN is registered to offer local exchange carrier services and to resell long distance services. RCN also has Section 214 authority from the FCC to offer international service. Section 214 requires local telephone providers to apply to the FCC for approval to construct or operate service lines. Such approval, when granted, takes the form of a certificate of public convenience and necessity.

  RCN is a competitor to the incumbent telephone and cable television companies in New York City and Boston, primarily NYNEX, Time Warner Cable, and Cablevision Systems.

Long Distance Group

  The Long Distance Group principally operates in Pennsylvania. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In late 1992, the Long Distance Group entered the Wilkes-Barre/Scranton territory served by Bell Atlantic-Pennsylvania. In late 1993, the Long Distance Group established sales offices in the following additional markets:
Philadelphia, Pittsburgh, Harrisburg, and Allentown. During 1996, the Long Distance Group continued statewide certification and is now certified in forty-seven states. This process increases service availability to new customers.

  The Long Distance Group provides switched based services, is a "reseller" of several types of services and employs the network of several long distance providers on a wholesale basis. As a result of market share growth, the Group leased a long distance switch in 1993 and purchased one in 1996. This allows customers to choose the Long Distance Group as their long distance provider and dial the common "1+" to use the service. This switched service enables the Long Distance Group to provide a full range of long distance services.

  The long distance carrier market is crowded and competitive. A key development was the rapid revenue growth by regional and niche-oriented companies. The top three carriers (AT&T, MCI, and Sprint) account for the majority of all interexchange carrier revenue. However, that share may decline as other interexchange carrier revenue grows as a result of increased price pressure and more aggressive marketing by regional carriers. The 96 Act will allow regional Bell operating companies into the long distance market which will increase competition.

  In Pennsylvania, the Long Distance Group has mirrored the overall growth statistics of the regional carriers. The Long Distance Group has shifted its growth emphasis from residential to business customers. Competition for the mid-sized business market has come from other similarly situated carriers rather than the top three. An enhanced product line, and an emphasis on customer service and service plans that are competitively priced yet simple to understand are the Long Distance Group's primary strengths against competition.

Other Matters

  In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder, of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and $13,088,000 note payable by Mazon Corporativo, S.A. de C.V.;
(ii) TEC-AIR, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., (now known as RCN Telecom Services, Inc.) a start up, competitive fiber-based provider of local, long-distance telephone, video and internet services to the residential market.

  The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of RCN to Kiewit Telecom Holdings took place. The Company received cash proceeds of $17,500,000, subject to adjustments as defined in the Stock Purchase Agreement. As part of the first closing, the Company retained warrants to purchase approximately 6% of the common stock of RCN. This sale was subsequently rescinded in August 1996 as described below. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was subject to certain conditions and did not occur. Although a legal transfer of ownership occurred at the time of closing the sale of RCN to Kiewit Telecom Holdings, management believes that, as a result of the repurchase option, the risks and other incidents of ownership were not transferred to Kiewit Telecom Holdings with sufficient certainty to result in a divestiture for accounting purposes. Therefore, this operation is not accounted for as discontinued operations.

  Pursuant to the Stock Purchase Agreement, Kiewit Telecom Holdings agreed to certain standstill arrangements with respect to its equity interest in the Company.

  The Stock Purchase Agreement provided the Company an option, at its election, to rescind the sale of any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement under certain conditions. The Stock Purchase Agreement further provided that if the Company elected to exercise its option to rescind the sale of the Businesses Transferred Under Contractual Arrangement, it would have the right and the obligation to purchase Kiewit Telecom Holdings' 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company ("Freedom") and all related rights and liabilities (collectively, the "Freedom Interest") on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The Stock Purchase Agreement provided that the repurchase price for RCN and the purchase price for the Freedom Interest would be equal to Kiewit Telecom Holdings' investment in these assets plus an amount to compensate for forgone interest on the amount invested. In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television.

  In August 1996, in the wake of the newly issued rules of the 96 Act and other changed circumstances, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire RCN and acquire Kiewit Telecom Holdings' Freedom Interest, and merge those operations with C-TEC Corporation. The decision to reacquire RCN coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, the closing of the sale involving the Other Transferred Businesses was subject to certain conditions and did not occur. C-TEC exercised its option to rescind the transaction and reacquire the Businesses Transferred Under Contractual Arrangement on August 30, 1996. The repurchase price for RCN was approximately $28,000,000 and the purchase price for the Freedom Interest was approximately $29,000,000. The exercise of this option and the related transactions were approved by a special committee of the Board composed of directors unaffiliated with Kiewit Telecom Holdings. This transaction has been accounted for as a rescission of the original sale of RCN to Kiewit Telecom Holdings and the financial statements of RCN are consolidated with the Company's financial statements for the entire year.

  The acquisition of the Freedom Interest is reflected in the accompanying Condensed Consolidated Financial Statements as a purchase (Note 3).

  On February 13, 1997, C-TEC Corporation announced that its Board of Directors approved a plan to separate its operations along business lines into three separate, publicly traded companies. Under the plan, C-TEC will spin-off to its shareholders the stock of RCN and the stock of C-TEC Cable Systems of Michigan, Inc., a wholly owned subsidiary of C-TEC Cable Systems, Inc., which is a wholly owned subsidiary of the Company. It is anticipated that the spin-offs will occur by the end of 1997. The spin-offs are, however, subject to the receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-offs, the receipt of other regulatory approvals, and certain other conditions. There can be no assurances that any transaction will take place. The move is intended to allow all three operations to focus on the growth of their respective core businesses and to enhance the value of these operations.

  Under the plan, C-TEC's operations will be separated into three independent companies:

  . RCN, which will primarily consist of RCN Telecom Services, which provides competitive video and telecommunications services in Boston and New York, the Company's New York City, New Jersey, and Pennsylvania cable television operations, and the Company's investment in Megacable S.A. de C.V., Mexico's largest cable MSO
  . C-TEC Corporation, which will be renamed CTCo and will primarily consist of the Company's local telephone operations and related engineering business
  . C-TEC Cable Systems of Michigan, Inc. which will consist of the Company's classic cable television operations in Michigan, including its 62% interest in Mercom, Inc.

  The restructuring will permit investors and the financial market to better understand and evaluate the Company's various businesses. In addition, the restructuring will allow the Company to raise capital for the future expansion of RCN on the most efficient terms, and it will permit the separate companies to offer employees equity incentives more closely linked to its performance, including in the case of RCN, by establishing an Employee Stock Ownership Plan
(ESOP).

  The three publicly held companies will each have separate boards of directors and anticipate trading on The Nasdaq Stock Market. C-TEC does not expect staff reductions or employee layoffs as a result of the separation of the businesses.

  Employees

  As of December 31, 1996, the Company had approximately 1,900 full-time employees including general office and administrative personnel.

ITEM 2. PROPERTIES:

  C-TEC Corporation, the holding company, does not own any physical properties. The Telephone Group owns and maintains in generally good operating condition, switching centers, cables and wires connecting the telephone company and its customers with the Company's switching centers and other telephone instruments and equipment. These properties enable the Telephone Group to provide customers with prompt and reliable telephone service. Substantially all of the properties of the Telephone Group are subject to mortgage liens held by the National Bank for Cooperatives.

  C-TEC Cable Systems of New York, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of Michigan, Inc., C-TEC Cable Systems of Pennsylvania, Inc., and Mercom, Inc. (the "Cable Television Group") owns and maintains, in generally good operating condition, head-end, distribution, and subscriber equipment. These properties enable the Cable Television Group to provide customers with reliable cable television service. The Long Distance Group owns and leases switching equipment which enables it to provide facility-based long distance services to the majority of its customers. RCN Telecom Services' New York system operates two cable programming delivery systems -- one that is fiber-based and one that used an 18 ghz microwave network acquired by Freedom from Liberty Cable of New York in March 1996. The fiber-based customers are served by fibers of MFS Communications Company (now a WorldCom subsidiary). Telephone service in New York is provisioned on the fiber-based network and through the resale of NYNEX network services. RCN Telecom Services' Boston system operates primarily on a fiber-based network obtained from MFS and provides both telephone and cable programming over this network. RCN also leases office space in New York City and Boston. Also, SRHC, Inc., owns real property in Wilkes-Barre and Dallas, PA.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1996 fiscal year.


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

Executive Officers of the Registrant

                        AGE AS OF    OFFICE AND DATE OFFICE HELD SINCE:
        NAME          MARCH 1, 1997  OTHER POSITIONS HELD
        ----          -------------  ----------------------------------
David C. McCourt ...       40        Chairman of the Board of Directors, Chief
                                      Executive Officer and Director of the
                                      Company (since October 1993); President,
                                      Chief Executive Officer and Director,
                                      Kiewit Telecom Holdings; Chairman and
                                      Chief Executive Officer, Mercom, Inc.
                                      (since October 1993); Director--Mercom,
                                      Inc. (since October 1993); President and
                                      Director, Metropolitan Fiber
                                      Systems/McCourt, Inc.; and Director,
                                      MFSCC, MFS Telecom, Inc. and Cable
                                      Satellite Public Affairs Network
                                      ("C-SPAN").

Michael J. Mahoney .       46        Director of the Company (since May 1995);
                                      President and Chief Operating
                                      Officer--C-TEC Corporation (since
                                      February 1994); President and Chief
                                      Operating Officer--Mercom, Inc. (since
                                      February 1994); Director--Mercom, Inc.
                                      (since January 1994); Executive Vice
                                      President--Cable Television Group (June
                                      1991-February 1994); Executive Vice
                                      President of Mercom, Inc. (December
                                      1991-February 1994); Chief Operating
                                      Officer--Harron Communications Corp.
                                      (April 1983-December 1990).

Bruce C. Godfrey ...       41        Director of the Company (since November
                                      1996); Executive Vice President and Chief
                                      Financial Officer--C-TEC Corporation
                                      (since April 1994); Executive Vice
                                      President and Chief Financial
                                      Officer--Mercom, Inc. (since April 1994);
                                      Director--Mercom, Inc. (since May 1994);
                                      Senior Vice President and
                                      Principal--Daniels

                        AGE AS OF    OFFICE AND DATE OFFICE HELD SINCE:
        NAME          MARCH 1, 1997  OTHER POSITIONS HELD
        ----          -------------  ----------------------------------
                                      & Associates (January 1984-April 1994).

Raymond B.
 Ostroski ..........       42        Executive Vice President and General
                                      Counsel--C-TEC Corporation (since
                                      February 1995); Corporate
                                      Secretary--C-TEC Corporation (since
                                      October 1989); Director of Mercom, Inc.
                                      (since May 1994); Executive Vice
                                      President and General Counsel--Mercom,
                                      Inc. (since February 1995); Vice
                                      President and General Counsel--C-TEC
                                      Corporation (December 1990-February
                                      1995); Vice President and General
                                      Counsel--Mercom, Inc. (December
                                      1991-February 1995); Corporate
                                      Secretary--Mercom, Inc. (December
                                      1991-December 1994); Corporate
                                      Counsel--C-TEC Corporation (August
                                      1988-December 1990); Assistant Corporate
                                      Secretary--C-TEC Corporation (April
                                      1986-October 1989); Associate
                                      Counsel--C-TEC Corporation (August
                                      1985-August 1988).

Mark Haverkate .....       42        President, Business Operations, RCN
                                      Telecom Services, Inc. (since November
                                      1996); Executive Vice President--RCN
                                      Telecom Services, Inc. (August
                                      1996-November 1996); Executive Vice
                                      President of Cable Television Group (July
                                      1995-August 1996); Executive Vice
                                      President of Development--C-TEC
                                      Corporation (February 1995-July 1995);
                                      Executive Vice President of
                                      Development--Mercom, Inc. (since February
                                      1995); Vice President of
                                      Development--C-TEC Corporation (December
                                      1993-February 1995); Vice President of
                                      Development--Mercom, Inc. (December
                                      1993-February 1995); Vice President Cable
                                      Television Group (October 1989-December
                                      1993); Director of Acquisitions and
                                      Development (July 1988-October 1989);
                                      Corporate Marketing Manager--Cable
                                      Television Group (May 1981-July 1988).

Michael A. Adams ...       39        President of Technology and Strategic
                                      Development--C-TEC Corporation (since
                                      November 1996); Executive Vice President
                                      of Technology and Strategic
                                      Development--C-TEC Corporation (August
                                      1996-November 1996); Executive Vice
                                      President--Communications Services Group
                                      (September 1994-June 1996); Vice
                                      President of Technology (November
                                      1993-September 1994); Vice President of
                                      Engineering--RCN Telecom Services
                                      (September 1992-October 1993); Vice
                                      President--

                        AGE AS OF    OFFICE AND DATE OFFICE HELD SINCE:
        NAME          MARCH 1, 1997  OTHER POSITIONS HELD
        ----          -------------  ----------------------------------
                                      McCourt Communications Co., Inc. (June
                                      1992-October 1993); Vice President of
                                      Business Development -- McCourt/Kiewit
                                      International (May 1991-June 1992);
                                      Managing Director -- McCourt Cable &
                                      Communications, Ltd. (October 1990-June
                                      1992); Director of Operations --
                                      MFS/McCourt (January 1990-October 1990);
                                      Vice President of Engineering -- McCourt
                                      Cable Systems, Inc. (June 1982-January
                                      1990).

Malcolm M.                           Vice President, Regulatory and Public
 Burnside ..........       52         Affairs -- C-TEC Corporation (since April
                                      1994); Vice President, Regulatory and
                                      Public Affairs -- Mercom, Inc. (since
                                      October 1996); Vice President, Regulatory
                                      and Public Affairs -- Telephone Group
                                      (November 1984-April 1994).

John D. Filipowicz .       38        Vice President and Assistant General
                                      Counsel -- C-TEC Corporation (since
                                      February 1995); Vice President and
                                      General Counsel -- Mercom, Inc. (since
                                      May 1995); Assistant Corporate Secretary
                                      -- C-TEC Corporation (since December
                                      1994); Corporate Secretary -- Mercom,
                                      Inc. (since December 1994); Corporate
                                      Counsel -- C-TEC Corporation (December
                                      1990-February 1995); Associate Counsel --
                                      C-TEC Corporation (August 1988-November
                                      1990).

Michael I.                           Executive Vice President -- Telephone
 Gottdenker ........       32         Group -- C-TEC Corporation (since
                                      September 1995); Executive Vice President
                                      -- Communications Services Group (since
                                      June 1996); Vice President of New
                                      Business Development -- Revlon Consumer
                                      Products Corporation (1994-1995); General
                                      Manager -- State Beauty Supply
                                      (1993-1994); Director of Corporate
                                      Finance -- Revlon Consumer Products
                                      Corporation (1992-1993); Associate, Real
                                      Estate Finance Department -- Salomon
                                      Brothers, Inc. (1988-1991); Financial
                                      Analyst, Corporate Finance Department --
                                      Salomon Brothers, Inc. (1986-1988).

Ralph S. Hromisin ..       36        Vice President and Corporate Controller --
                                      C-TEC Corporation (since August 1994);
                                      Vice President and Corporate Controller
                                      -- Mercom, Inc. (since October 1996);
                                      Director of Corporate Accounting -- C-TEC
                                      Corporation (March 1992-August 1994);
                                      Various positions, most recently Audit
                                      Manager -- Parente, Randolph, Orlando,
                                      Carey & Associates, CPAs (November
                                      1982-March 1992).

                        AGE AS OF    OFFICE AND DATE OFFICE HELD SINCE:
        NAME          MARCH 1, 1997  OTHER POSITIONS HELD
        ----          -------------  ----------------------------------
John J. Gdovin .....       39        Executive Vice President -- Cable
                                      Television Group (since August 1996);
                                      Senior Vice President -- RCN Telecom
                                      Services, Inc. (since February 1997);
                                      Executive Vice President -- Mercom, Inc.
                                      (since August 1996); Vice President --
                                      Cable Television Group (August
                                      1995-August 1996); Director of Operations
                                      -- Cable Television Group (February
                                      1992-August 1995); Director of Marketing
                                      and Business Administration -- Cable
                                      Television Group (May 1991-February
                                      1992).

Paul Sigmund .......       32        Executive Vice President -- C-TEC
                                      International, Inc. (since November
                                      1996); Vice President, Smith Barney, Inc.
                                      (1994-1996); Associate, Skadden, Arps,
                                      Slate, Meagher & Flom (1993-1994);
                                      Investment Associate, International
                                      Finance Corporation/World Bank
                                      (1986-1989).

James J. Saile .....       37        Vice President of Taxation -- C-TEC
                                      Corporation (since December 1996); Vice
                                      President of Taxation -- Mercom, Inc.
                                      (since December 1996); Director of
                                      Taxation -- C-TEC Corporation (November
                                      1994-December 1996); Corporate Tax
                                      Manager -- Rollins Environmental
                                      Services, Inc. (March 1993-November
                                      1994); Assistant Vice President,
                                      Corporate Tax and Research Specialist --
                                      Meritor Financial Group (February
                                      1988-January 1993).

Gary Isaacs ........       37        Vice President of Human Resources -- C-TEC
                                      Corporation (since December 1996); Vice
                                      President of Human Resources -- Mercom,
                                      Inc. (since October 1996); Director of
                                      Human Resources -- C-TEC Corporation (May
                                      1995-December 1996); Human Resources
                                      Manager -- Martin Marietta Astro Space
                                      (January 1994-May 1995); Human Resources
                                      Manager -- Kraft General Foods, Inc.
                                      (February 1992-January 1994); Manager,
                                      Training and Employee Communications --
                                      Kraft General Foods, Inc. (June
                                      1987-February 1992).

Timothy J.                           Senior Vice President of Finance -- C-TEC
 Stoklosa ..........       36         Corporation (since February 1997); Vice
                                      President of Finance --Mercom, Inc.
                                      (since October 1996); Vice President of
                                      Finance -- C-TEC Corporation (May
                                      1995-February 1997); Treasurer -- C-TEC
                                      Corporation (since August 1994); Manager
                                      of Mergers and Acquisitions -- Peter
                                      Kiewit Sons', Inc. (October 1991-August
                                      1994); Senior Financial Analyst of
                                      Corporate Development -- Citizens

                        AGE AS OF    OFFICE AND DATE OFFICE HELD SINCE:
        NAME          MARCH 1, 1997  OTHER POSITIONS HELD
        ----          -------------  ----------------------------------
                                      Utilities Co. (February 1990-October
                                      1991); Assistant Vice President -- CH
                                      Financial, Inc. (January 1988-February
                                      1990); Consultant -- Deloitte Haskins &
                                      Sells (September 1984-January 1988).



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

  There were approximately 2,005 holders of Registrant's Common Stock and 778 holders of Registrant's Class B Common Stock on February 28, 1997. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future except possibly in connection with its possible restructuring. Other information required under Item 5 of
Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  Information required under Item 6 of Part II is set forth in Part IV
Item 14(a)(1) of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required under Item 7 of Part II is set forth in Part IV
Item 14(a)(1) of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14(a)(1) of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the two years preceding December 31, 1996, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.


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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

ITEM 14. (a)(1) FINANCIAL STATEMENTS:
   Consolidated Statements of Operations for Years Ended December 31, 1996, 1995
       and 1994
   Consolidated Statements of Cash Flows for Years Ended December 31, 1996, 1995
       and 1994
   Consolidated Balance Sheets--December 31, 1996 and 1995
   Consolidated Statements of Common Shareholders' Equity for Years Ended
       December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements
   Report of Independent Accountants

ITEM 14. (a)(2) FINANCIAL STATEMENT SCHEDULES:

 Description

   Condensed Financial Information of Registrant for the Years Ended December 31, 1996, 1995 and 1994 (Schedule I)

   Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1996, 1995 and 1994 (Schedule II)

   All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

ITEM 14. (a)(3) EXHIBITS

   Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission previously and are incorporated herein by reference.

    (3) Articles of Incorporation and By-laws

      (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991 are incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

      (b) Amendment to Articles of Incorporation dated September 21, 1995 are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for year ended December 31, 1995, (Commission File No. 0-11053).

      (c) By-laws of Registrant, as amended through October 28, 1993 are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File No. 0-11053).

      (d) Amendments to By-laws of Registrant (Article I, Section 1 and
            Article II, Section 4) dated as of December 13, 1994 are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

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

      (b) Amendment to 9.65% Senior Secured Note Purchase Agreement is incorporated herein by reference to Exhibit 4(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, (Commission file No. 0-11053).

      (c) Loan Agreement dated as of March 29, 1994, made by and between Commonwealth Telephone Company and the National Bank for Cooperatives is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

    (10) Material Contracts

      (a) C-TEC Corporation, 1994 Stock Option Plan is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

      (b) C-TEC Corporation, 1996 Equity Incentive Plan and C-TEC Corporation 1996 Bonus Plan are incorporated herein by reference to the Company's Current Report on Form 8-K dated October 11, 1996 (Commission File No. 0-11053).

      (c) C-TEC Corporation, Common Wealth Builder Employee Savings Plan is incorporated herein by reference to Exhibit 28(b) to Form S-8 Registration Statements (as amended) of Registrant filed with the Commission, Registration No. 2-98306 and 33-13066.

      (d) C-TEC Corporation 1994 Stock Option Plan, as amended, is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64563.

      (e) C-TEC Corporation Executive Stock Purchase Plan is incorporated herein by reference to Form S-8 Registration of Registrant filed with the Commission, Registration No. 33-64677.

      (f) Subscription Agreement among Megacable, S.A. de C.V. and C-TEC International, Inc. dated as of January 19, 1995 is incorporated herein by reference to the Company's Current Report on Form 8-K dated February 8, 1994 (Commission File No. 0-11053).

      (g) Stock Purchase Agreement dated as of March 27, 1996 between RCN Corporation and C-TEC Corporation is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-11053).

      (h) Exchange Agreement among RCN Corporation, RCN Holdings, Inc. and C-TEC Corporation dated as of December 28, 1995 and Side Letter dated as of December 28, 1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-11053).

    (11) Computation of Per Share Earnings*

    (21) Subsidiaries of the Registrant*
    Subsidiaries of Registrant as of December 31, 1996

    (23) Consent of Independent Accountants*

    (24) Powers of Attorney*

    (27) Financial Data Schedule*

    (99) Additional Exhibits

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

  Item 14 (c) Report on Form 8-K

  The Company filed a Form 8-K on November 15, 1996 with the required financial statements and pro forma financial information of Freedom.

  The Company filed a Form 8-K on October 11, 1996 to file the C-TEC Corporation 1996 Equity Incentive Plan and the C-TEC Corporation 1996 Bonus Plan.

  The Company filed a Form 8-K on October 15, 1996 regarding the signing of a letter of intent with Boston Edison Company on September 30, 1996 to form a joint venture to offer local phone, long-distance, video and internet access and eventually energy management and property monitoring services initially in the Boston market.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         C-TEC Corporation

Date: March 31, 1997                  By          /s/ David C. McCourt
                                         --------------------------------------
                                                    David C. McCourt
                                          Chairman and Chief Executive Officer


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

         SIGNATURE                       TITLE                     DATE
         ---------                       -----                     ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

   /s/ David C. McCourt      Chairman and Chief Executive     March 31, 1997
---------------------------    Officer
     David C. McCourt

  /s/ Michael J. Mahoney     President and Chief Operating    March 31, 1997
---------------------------    Officer
    Michael J. Mahoney

   /s/ Bruce C. Godfrey      Executive Vice President and     March 31, 1997
---------------------------    Chief Financial Officer
     Bruce C. Godfrey

   /s/ Ralph S. Hromisin     Vice President and Corporate     March 31, 1997
---------------------------    Controller
     Ralph S. Hromisin

DIRECTORS:

   /s/ David C. McCourt                                       March 31, 1997
---------------------------
     David C. McCourt

 /s/ Walter E. Scott, Jr.                                     March 31, 1997
---------------------------
   Walter E. Scott, Jr.

    /s/ James Q. Crowe                                        March 31, 1997
---------------------------
      James Q. Crowe

         SIGNATURE                                               DATE
         ---------                                               ----

   /s/ Bruce C. Godfrey                                     March 31, 1997
---------------------------
     Bruce C. Godfrey

   /s/ Stuart E. Graham                                     March 31, 1997
---------------------------
     Stuart E. Graham

    /s/ Frank M. Henry                                      March 31, 1997
---------------------------
      Frank M. Henry

   /s/ Richard R. Jaros                                     March 31, 1997
---------------------------
     Richard R. Jaros

   /s/ Robert E. Julian                                     March 31, 1997
---------------------------
     Robert E. Julian

   /s/ Daniel E. Knowles                                    March 31, 1997
---------------------------
     Daniel E. Knowles

  /s/ Michael J. Mahoney                                    March 31, 1997
---------------------------
    Michael J. Mahoney

   /s/ David C. Mitchell                                    March 31, 1997
---------------------------
     David C. Mitchell

      /s/ Eugene Roth                                       March 31, 1997
---------------------------
        Eugene Roth

   /s/ Michael B. Yanney                                    March 31, 1997
---------------------------
     Michael B. Yanney

                                                                      SCHEDULE I


                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,        1996          1995          1994
-----------------------------------------------------------------------------
                                             THOUSANDS OF DOLLARS
                                          (EXCEPT PER SHARE AMOUNTS)

INCOME:
  MANAGEMENT FEE CHARGES TO
   AFFILIATES......................           --            --  $    14,529
  INTEREST INCOME-OTHER ...........           --             8           --
  OTHER ...........................           61            --           --
                                     ----------------------------------------
    TOTAL INCOME ..................           61             8       14,529
                                     ----------------------------------------
EXPENSES:
  INTEREST EXPENSE ON NOTES PAYABLE
   TO BANKS .......................           --            --        9,540
  INTEREST EXPENSE ON NOTES PAYABLE
   TO SUBSIDIARIES ................           --            --           --
  GENERAL & ADMINISTRATIVE
   EXPENSES .......................         (258)            8           32
                                     ----------------------------------------
    TOTAL EXPENSES ................         (258)            8        9,572
                                     ----------------------------------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES, EQUITY IN NET
 LOSS OF SUBSIDIARIES AND
 EXTRAORDINARY ITEM ...............          319            --        4,957
(BENEFIT) PROVISION FOR INCOME
 TAXES.............................        1,096           (10)       3,130
                                     ----------------------------------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EQUITY IN NET
 LOSS OF SUBSIDIARIES AND
 EXTRAORDINARY ITEM ...............         (777)           10        1,827
NET INCOME (LOSS) OF
 SUBSIDIARIES .....................       11,377        22,716       (2,239)
                                     ----------------------------------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY
 ITEM..............................       10,600        22,726         (412)
GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS ..........         (160)          278       74,768
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS........................          (55)          275          596
                                     ----------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM ..       10,385        23,279       74,952
EXTRAORDINARY ITEM--DEBT PREPAYMENT
 PENALTY...........................           --            --       (3,236)
                                     ----------------------------------------
NET INCOME ........................  $    10,385   $    23,279  $    71,716
                                     ========================================

EARNINGS (LOSS) PER AVERAGE COMMON
 SHARE:
    INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE
     EXTRAORDINARY ITEM ...........         0.24          0.83        (0.02)
    GAIN ON DISPOSAL OF
     DISCONTINUED OPERATIONS ......        (0.01)         0.01         4.38
    INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS....................         0.00          0.01         0.03
                                     ----------------------------------------
    INCOME BEFORE EXTRAORDINARY
     ITEM..........................         0.23          0.85         4.39
    EXTRAORDINARY ITEM--DEBT
     PREPAYMENT PENALTY ...........         0.00          0.00        (0.19)
                                     ----------------------------------------
    NET INCOME ....................         0.23          0.85         4.20
                                     ========================================

AVERAGE COMMON SHARES
 OUTSTANDING ......................   27,695,245    27,597,783   17,078,842
                                     ========================================


                                                                      SCHEDULE I


                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

FOR THE YEARS ENDED DECEMBER 31,                1996      1995       1994
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME .........................  $10,385   $23,279    $71,716
  DEPRECIATION AND AMORTIZATION .............        0         0          0
  CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE
   CHANGES...................................        0         0          0
  DEFERRED INCOME TAXES AND INVESTMENT TAX
   CREDITS,NET...............................        0         0       (170)
  EXTRAORDINARY ITEM ........................        0         0      4,978
  NET DECREASE (INCREASE) IN CERTAIN ASSETS
   AND LIABILITIES ..........................      883    (6,152)     6,033
  EQUITY IN LOSS (INCOME) OF
   SUBSIDIARIES .............................  (11,162)  (23,270)   (73,239)
  OTHER .....................................       37         0          0
                                               ------------------------------
  NET CASH FLOW PROVIDED BY OPERATING
   ACTIVITES.................................      143    (6,143)     9,318
                                               ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND
   EQUIPMENT ................................        0         0          0
  DIVIDENDS FROM SUBSIDIARIES ...............   15,000    10,000     39,791
  CAPITAL CONTRIBUTIONS TO SUBSIDIARIES .....  (13,208)   (3,805)  (161,466)
  OTHER .....................................        0         0          0
                                               ------------------------------
  NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES................................    1,792     6,195   (121,675)
                                               ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET SHORT TERM (REPAYMENTS) BORROWINGS ....        0         0          0
  REDEMPTION OF LONG TERM DEBT ..............        0         0   (100,000)
  ISSUANCE OF LONG TERM DEBT ................        0         0          0
  PROCEEDS FROM THE ISSUANCE OF
   COMMON STOCK .............................      665       (52)   217,335
  DIVIDENDS PAID ............................   (2,600)        0          0
  PURCHASE OF TREASURY STOCK ................        0         0          0
  DEBT PREPAYMENT PENALTY ...................        0         0     (4,978)
  INCREASE (DECREASE) IN NOTES PAYABLE TO
   AFFILIATES................................        0         0          0
  DECREASE (INCREASE) IN NOTES RECEIVABLE
   FROM AFFILIATES ..........................        0         0          0
  OTHER .....................................        0         0          0
                                               ------------------------------
  NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES................................   (1,935)      (52)   112,357
                                               ------------------------------
  (DECREASE) INCREASE IN CASH AND TEMPORARY
   CASH INVESTMENTS .........................        0         0         (0)
                                               ------------------------------
  CASH AND TEMPORARY CASH INVESTMENTS AT
   BEGINNING OF YEAR ........................        0         0          0
                                               ------------------------------
  CASH AND TEMPORARY CASH INVESTMENTS AT END
   OF YEAR ..................................       $0        $0        ($0)
                                               ==============================

COMPONENTS OF NET DECREASE (INCREASE) IN
 CERTAIN ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE .......................       $0        $0          0
  INCOME TAXES RECEIVABLE ...................        0         0          0
  ACCOUNTS PAYABLE ..........................   (2,389)   (3,049)     3,878
  PREPAYMENTS ...............................      168      (168)         0
  ACCRUED EXPENSES ..........................    3,104    (2,935)     2,155
                                               ------------------------------
NET DECREASE (INCREASE) IN CERTAIN ASSETS AND
 LIABILITIES.................................     $883   ($6,152)    $6,033
                                               ==============================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      21.1

                               C-TEC CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

DECEMBER 31,                                               1996        1995
-----------------------------------------------------------------------------
                       ASSETS
CURRENT ASSETS:
  PREPAYMENTS AND OTHER ............................  $      --   $     168
                                                      -----------------------
  TOTAL CURRENT ASSETS .............................          0         168
INVESTMENT IN SUBSIDIARIES (STATED AT EQUITY) ......    426,435     417,043
                                                      -----------------------
                                                      $ 426,435   $ 417,211
                                                      =======================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE TO SUBSIDIARIES .................  $   2,666   $   5,055
  ACCRUED LIABILITIES AND OTHER ....................      3,126          22
                                                      -----------------------
      TOTAL LIABILITIES ............................      5,792       5,077
                                                      -----------------------
REDEEMABLE PREFERRED STOCK .........................     40,867      39,493
                                                      -----------------------
SHAREHOLDERS' EQUITY
  COMMON STOCK, PAR VALUE $1, AUTHORIZED 35,000,000
   SHARES, ISSUED 19,973,351 SHARES IN 1996 AND
   19,389,929 SHARES IN 1995 .......................     19,974      19,390
  CLASS B STOCK, PAR VALUE $1, AUTHORIZED 8,753,203
   SHARES, ISSUED 11,560,262 SHARES IN 1996 AND
   12,143,684 SHARES IN 1995 .......................     11,560      12,144
                                                      -----------------------
      TOTAL COMMON STOCK ...........................     31,534      31,534
  ADDITIONAL PAID IN CAPITAL .......................    358,805     358,655
  RETAINED EARNINGS ................................    129,535     123,124
                                                      -----------------------
      TOTAL ........................................    519,874     513,313
    TREASURY STOCK AT COST, 4,059,446 SHARES IN 1996
     AND 377,842 SHARES IN 1995 ....................   (140,098)     (5,288)
      COMMON STOCK OF PARENT HELD BY SUBSIDIARY,
       128,198 SHARES OF COMMON STOCK AND 3,582,406
       SHARES OF CLASS B STOCK .....................         --    (135,384)
                                                      -----------------------
      TOTAL SHAREHOLDERS' EQUITY ...................    379,776     372,641
                                                      -----------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...  $ 426,435   $ 417,211
                                                      =======================



                                      21.2

                                                                     SCHEDULE II

                       C-TEC CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

       COLUMN A           COLUMN B          COLUMN C          COLUMN D     COLUMN E
       --------           --------          --------          --------     --------
                                            ADDITIONS
                                      ---------------------
                         BALANCE AT     CHARGED    CHARGED                BALANCE AT
                        BEGINNING OF   TO COSTS    TO OTHER                 END OF
DESCRIPTION                PERIOD     AND EXPENSE  ACCOUNTS  DEDUCTIONS     PERIOD
-----------             ------------  -----------  --------  ----------  ------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS--
  DEDUCTED FROM
   ACCOUNTS RECEIVABLE
   IN THE CONSOLIDATED
   BALANCE SHEETS.

      1996                 $1,793       $5,092      $(564)     $2,890       $3,431
      1995                 $1,393       $2,093      $(592)     $1,101       $1,793
      1994                 $  679       $1,906      $(276)     $  917       $1,393

ALLOWANCE FOR
 INVENTORY--
  DEDUCTED FROM
   MATERIAL AND SUPPLY
   INVENTORY IN THE
   CONSOLIDATED
   BALANCE SHEETS.

      1996                 $  237       $  297      $ (97)     $  210       $  227
      1995                 $  235       $  258      $ 283      $  540       $  237
      1994                 $   30       $  349      $ (14)     $  129       $  235

ALLOWANCE FOR DEFERRED
 TAX ASSETS--
  DEDUCTED FROM
   DEFERRED TAX ASSETS
   IN THE CONSOLIDATED
   BALANCE SHEETS.

      1996                 $4,464       $2,004      $   0      $  771       $5,697
      1995                 $5,590       $2,704      $   0      $3,830       $4,464
      1994                 $6,114       $1,285      $   0      $1,809       $5,590

                       C-TEC CORPORATION AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                (Thousands of Dollars Except Per Share Amounts)

                                           FOR THE YEARS ENDED
                                              DECEMBER 31,
                            -------------------------------------------------
                              1996      1995      1994      1993        1992
                            --------  --------  --------  ---------  ----------
Sales ....................  $367,308  $324,688  $268,884  $251,428    $231,263
Income (loss) from
 continuing operations ...    12,528    22,726     2,827    (3,788)      4,568
Income (loss) per average
 common share from
 continuing operations* ..       .31       .83       .17      (.23)        .27
Dividends per share* .....        --        --        --        --          --
Total Assets .............   916,601   952,027   792,525   579,564     586,366
Long-term debt, net of
 current maturities ......   204,536   263,046   273,376   409,293     421,780


---------
* Based on average shares of Common Stock and Class B Common Stock.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                 (Dollars in thousands, except per share data)

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report is forward-looking, such as information relating to the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

The Company

  C-TEC Corporation ("the Company") is a diversified international telecommunications and high technology company with interests in local telephone, long distance telephone, cable television and engineering, and communications services.

Operations--1996 vs 1995

  For the year ended December 31, 1996, operating income before depreciation and amortization was $134,140 as compared to $115,487 for the year ended December 31, 1995, with the increase occurring principally in the Cable Group. This increase is partially offset by higher costs associated with the development of RCN Telecom Services, Inc. ("RCN"). Sales increased 13.1% for the year to $367,308 for the year ended December 31, 1996, from $324,688 for the year ended December 31, 1995, with the increase occurring principally in the Cable Group, including Mercom, Inc.

  For the year ended December 31, 1996, net income was $10,385, as compared to $23,279 for 1995. Net income for 1996 reflects an increase in operating income before depreciation and amortization of $18,653 and an improvement in the earnings of equity-method investees of $1,926. These increases were offset principally by higher depreciation and amortization of $24,695, higher income taxes of $6,898 and an extraordinary charge of $1,928 related to the discontinuation of the application of SFAS 71 by the Telephone Group in the first quarter of 1996. Additionally, net income in 1995 reflects a gain of $3,038 on the disposition of an equity interest in Northeast Networks, Inc.

  Selected data by operating group was as follows for the years ended December 31, 1996 and 1995:

SALES                                                        1996       1995
-----                                                      --------  ----------
Telephone................................................  $138,975   $128,843
C-TEC Cable..............................................   144,712    121,156
Mercom Cable*............................................    15,570      5,922
Other....................................................    68,051     68,767
                                                           --------   --------
  Total..................................................  $367,308   $324,688
                                                           ========   ========

OPERATING INCOME BEFORE
DEPRECIATION AND AMORTIZATION                              1996        1995
-----------------------------                            ---------  -----------
Telephone .............................................  $ 80,780    $ 75,594
C-TEC Cable ...........................................    67,962      55,268
Mercom Cable* .........................................     5,642       2,589
Other .................................................   (20,244)    (17,964)
                                                         --------    --------
  Total ...............................................  $134,140    $115,487
                                                         ========    ========

DEPRECIATION AND AMORTIZATION                                 1996      1995
-----------------------------                                -------  ---------
Telephone .................................................  $26,755   $24,874
C-TEC Cable ...............................................   54,602    41,739
Mercom Cable* .............................................    9,933     4,127
Other .....................................................    6,363     2,218
                                                             -------   -------
  Total ...................................................  $97,653   $72,958
                                                             =======   =======

SELECTED OPERATING STATISTICS
-----------------------------
Telephone Main Access Line .......................           240,255   227,235
C-TEC Cable Television Subscribers** .............           338,242   333,920
Mercom Cable Subscribers** .......................            40,012    38,852


* The above represents 100% of Mercom's operating results. C-TEC began consolidating all of Mercom's operating results during the 3rd quarter of 1995. The Company owns 61.92% of Mercom's outstanding shares.
** Excludes seasonal subscribers.

Operations--1995 vs 1994

  The Company recorded income from continuing operations of $22,726 or $.83 per average common share in 1995 as compared to $2,827 or $.17 per average common share in 1994.

  For 1995, operating income before depreciation and amortization was $115,487 as compared to $95,967 in 1994. Increases occurred in all operating groups, principally cable television. The acquisition of the Pennsylvania Cable System (formerly Twin County Trans Video, Inc.), a cable television service provider in the Lehigh Valley area of Pennsylvania, and C-TEC's securing a majority voting interest in Mercom, Inc., a cable television provider serving customers principally in Michigan, primarily accounts for the increase for the Cable Group. Sales increased 20.8% for 1995 to $324,688 as compared to $268,884 for 1994, with the Cable Group contributing $32,001 of the increase. The increase at the Cable Group is due to increased subscribers and a rate increase as well as to the acquisitions of the Pennsylvania cable system, which contributed $18,384, and Mercom, Inc. which contributed $5,922. Interest and dividend income exceeded the 1994 level for the year by $8,004, principally as a result of earnings on proceeds from the Company's cellular business segment disposition in September 1994 and from the Company's common stock rights offering in December 1994. Interest expense decreased $8,049, primarily due to the early payment of $100 million parent company debt in December 1994. Partially offsetting these improvements were higher depreciation and amortization of $10,609, resulting from the acquisitions of the Pennsylvania cable system and Mercom, Inc. (see
Note 3). Income taxes were $5,036 higher primarily due to higher earnings. Net income was $23,279 or $.85 per average common share, and $71,716 or $4.20 per average common share, in 1995 and 1994, respectively. Net income in 1994 reflected gains on the disposition of the Company's cellular operations of $74,768 partially offset by debt prepayment penalties of $6,097.

  A discussion of operating cash flow (earnings before interest, depreciation, amortization, and taxes) by business segment follows:

 Telephone Group
 ---------------

  Sales of the Telephone Group increased $10,132, or 7.9% in 1996 as compared to 1995. The increase is due to higher intrastate access revenue of approximately $3,167 due to growth in access minutes. Local network service revenue increased approximately $1,853 resulting from an increase in access lines of approximately 13,000, primarily due to a second line promotion, an increase in vertical services and the availability of custom calling features to a broader section of the Group's market. Non-regulated revenue increased approximately $3,395 primarily due to higher epix(TM) internet access revenue and higher video conferencing system sales.

  Sales for the Telephone Group increased $6,862 or 5.6% in 1995 as compared to 1994 due primarily to increases in local network service revenue resulting from increases in access lines. Additionally, intrastate access revenues increased due to growth in access minutes and a higher average rate per minute. These increases were partially offset by decreases in long distance toll revenue.

  Operating expenses, excluding depreciation and amortization, increased approximately $4,946, or 9.3%, as compared to 1995. The most significant increase occurred in payroll expenses resulting from additional personnel associated with the expansion of the internet access business, wage increases, and higher overtime resulting from a second line promotion. Additionally, contributing to the increase were fees associated with the provision of internet access services and with consulting services for a variety of other regulatory and operational matters. Materials expense also increased in connection with higher video conferencing system sales.

  Operating expenses, excluding depreciation and amortization, increased approximately $2,916 or 5.8% in 1995 as compared to 1994, primarily due to higher payroll expense, in part associated with a one-time post-employment benefit charge. This increase was partially offset by lower central office software expenses in accordance with the Telephone Group's network development plans.

 Cable Group
 -----------

  For the year ended December 31, 1996, the Cable Group had increased sales of $33,204, or 26.1% as compared to 1995 primarily due to higher basic service revenue of $27,159 resulting from an increase in average subscribers of approximately 13,000 and the effects of rate increases in April 1995 and February 1996. Subscriber counts increased primarily due to the acquisition of the Pennsylvania cable system and the securing of a majority voting interest in Mercom, Inc. in 1995. The results of the Pennsylvania cable system and Mercom have been consolidated with the Company since May 1995 and August 1995, respectively. The Pennsylvania cable system and Mercom account for $13,530 and $9,648, respectively, of the increase in sales over the same period in 1995.

  Sales of the Cable Group increased $32,001 or 33.75% in 1995 over 1994. Sales increases of $18,384 are due to the acquisition of the Pennsylvania cable system, effective May 1, 1995. The Pennsylvania cable system serves approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. Additionally, subscriber increases of approximately 16,000 over the same period in 1994 and a rate increase effective in April 1995 account for increases of $8,698 in basic revenue. The Company acquired majority control of the voting stock of Mercom, Inc., which provides cable television service in Michigan and Port St. Lucie, Florida, in August 1995 through a stock rights offering. Mercom's results have been consolidated since that time, resulting in a sales increase of $5,922 in 1995. C-TEC previously owned 43.63% of the voting stock of Mercom, Inc. and accounted for its investment under the equity method.

  Operating expenses, excluding depreciation and amortization, increased approximately $17,457 or 25.2% primarily due to higher programming expense of $8,222 and higher salaries and benefits expense of $3,566. Programming expense increased primarily due to license fee increases, subscriber growth, including the addition of the Pennsylvania cable system and Mercom subscribers, and channel additions. Salaries and benefits expense exceeded the 1995 level primarily due to the acquisitions of the Pennsylvania cable system and Mercom. The remainder of the increase is primarily attributable to various increases in other general operating expenses as a result of the acquisitions of the Pennsylvania cable system and the controlling interest in Mercom.

  Operating expenses, excluding depreciation and amortization, increased $18,726 or 37.1% in 1995 over 1994 primarily due to operating expenses associated with the addition of the Pennsylvania cable system and Mercom, Inc. subscribers and to higher basic programming costs resulting from increased subscribers, channel additions and rate increases. Additionally, customer service and technical service expenses increased mainly due to additional personnel, while general and administrative expenses increased primarily due to higher insurance and franchise fee expense, as well as additional personnel.

 Long Distance Group
 -------------------

  Sales of the Long Distance Group decreased $4,645 or 11.8% in 1996 as compared to 1995 primarily due to lower revenues from the resale of AT&T Tariff 12 services to another long distance reseller partially offset by higher business sales. The Group's arrangement for the Tariff 12 sales terminated during the second quarter of 1995.

  Sales of the Long Distance Group increased $9,397 or 31.3% in 1995 as compared to 1994 primarily due to higher revenues of $4,070 from resale of AT&T Tariff 12 services to another long distance reseller. The Group's arrangement for sales of this product to this long distance reseller terminated during the second quarter of 1995. Increases in switched business sales and 800 service sales of $2,727 and $1,832, respectively, account for the majority of the increase.

  Operating expenses, excluding depreciation and amortization, decreased $7,743 or 18.7% in 1996 as compared to 1995 primarily due to lower expenses associated with the reduction in Tariff 12 revenues.

  Operating expenses, excluding depreciation and amortization, increased $1,540 or 3.9% in 1995 as compared to 1994. The primary increases occurred in expenses associated with Tariff 12 sales of $4,068 and carrier expense of $1,635. Principally offsetting these increases were decreases in charges which aggregated approximately $5,300 in 1994, related to contract settlement and termination. Such charges decreased because management believes that it adequately provided for such matters in 1994.

 Communications Services
 -----------------------

  Sales for the Communications Services Group remained level in 1996 as compared to 1995 and increased $7,275 or 33.4% in 1995 as compared to 1994. In 1996, this Group experienced a favorable change in the revenue mix from the volatile premise distribution systems contracts to recurring business system maintenance contracts. In 1995, increases resulted from a larger volume of premises distribution systems/construction contracts.

  Operating expenses, excluding depreciation and amortization, decreased $547 or 1.9% in 1996 and increased $6,477 or 28.6% in 1995 over the prior year. In 1996, costs of sales decreased due to lower costs associated with the recurring revenue streams as compared to the higher nonrecurring revenue streams in 1995. In 1995, higher costs of sales resulted primarily from higher nonrecurring premises distribution systems/construction contracts.

  The nature of the Communications Service Group's business is inherently risky due to project cost estimates, subcontractor performance and economic conditions. The operating results of the Group are continually subject to fluctuations due to its nonrecurring revenue stream, market conditions and the effects of competition on margins.

 Corporate and Other
 -------------------

  Corporate and other costs and expenses, excluding depreciation and amortization, increased approximately $13,500 for 1996 as compared to 1995 primarily due to costs associated with the development of RCN and with the investigation of the feasibility of various restructuring alternatives to enhance shareholder value. These increases were partially offset by a gain of approximately $4,300 on the partial curtailment and settlement of the Company's defined benefit pension plan (see Note 12 to the 1996 Consolidated Financial Statements).

Corporate and other costs and expenses, excluding depreciation and amortization, increased $6,625 for 1995 as compared to 1994. The increases result primarily from expenses associated with RCN, higher professional fees associated with the Company's evaluation of strategic alternatives for enhancing shareholder value, higher salary expense resulting from additional corporate personnel and higher bonus expense resulting from the improvement in 1995 operating results.

 Depreciation and Amortization
 -----------------------------

  For 1996, depreciation and amortization increased $24,695 or 33.9% as compared to 1995 primarily due to purchase accounting effects of the acquisition of the Pennsylvania cable system in May 1995, the securing of a majority voting interest in Mercom in August 1995, and the 80.1% Freedom interest acquisition on August 30, 1996. (See Note 3 to the 1996 Consolidated Financial Statements.)

  For 1995, depreciation and amortization decreased $10,610 or 17.0% as compared to 1994, primarily due to higher depreciation and amortization resulting from consolidation of the Pennsylvania cable system, since May 1, 1995, and Mercom, since August 1, 1995, partially offset by lower amortization related to the expiration in August 1994 of a significant noncompete agreement of the Cable Group.

  In future periods, depreciation and amortization are expected to exceed amounts recorded in 1996 due to the consolidation of results for Freedom for the entire year.

 Interest and Dividend Income
 ----------------------------

  For the year ended December 31, 1996, interest and dividend income decreased $818 or 5.5% due primarily to a reduction in average cash balances in 1996 as compared to 1995, and a decrease in the average yield on cash balances of slightly over one-half of one percent, partially offset by interest income of $2,222 accrued on the $13,088 note receivable from Mazon Corporativo. Average cash balances decreased in 1996 primarily due to cash outflows to acquire the loan receivable from Mazon Corporation and the 80.1% Freedom interest.

  Interest and dividend income increased $8,004 or 115.6% for 1995 as compared to 1994. The increase is the result of both higher average cash balances and higher yields in 1995. Average cash balances have increased primarily as a result of the proceeds received from the sale of the Company's cellular operations in September 1994, and proceeds from the Company's common stock rights offering, which concluded in December 1994, net of cash outflows which primarily include the repayment in December 1994 of $100,000 parent company debt and the 1995 acquisitions of Megacable for $84,000 and the Pennsylvania cable system, the cash portion of which was $37,000. The average yield has increased approximately 200 basis points over the comparable periods in 1994.

  Additionally, contributing to the increase were dividends received on the Telephone Group's investment in Rural Telephone Bank (RTB) Class C Stock, which was converted from non-dividend paying RTB Class B Stock in connection with the early retirement of certain debt of the Telephone Group in March 1994. Such dividends aggregated $2,132 in 1995 and $1,115 in 1994.

 Interest Expense
 ----------------

  Interest expense remained level in 1996 as compared to 1995. Included in interest expense in 1996 is approximately $1,700 paid to Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder, in connection with the August 1996 rescission of the sale of RCN and the acquisition of Kiewit Telecom Holdings' 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company, and all related rights and liabilities. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings for forgone interest on the amount invested in RCN and Freedom. This increase is substantially offset by a reduction in interest expense on long-term debt due primarily to lower levels of outstanding debt.

  In 1995, interest expense decreased $8,049 or 23.3% over 1994 primarily as a result of the repayment in December 1994 of $100,000 parent company debt with a 9.52% interest rate. This decrease was partially offset by an increase in interest expense on Telephone Group debt. As discussed in Note 9, the Telephone Group debt was refinanced in March 1994. This refinancing resulted in an increase in the weighted average effective interest rate from 6.25% under prior financing to 7.51% at December 31, 1996. However, the refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. Based on the amount of debt outstanding at December 31, 1996, the approximate annual increase in interest cost is $1,391. However, this amount is subject to fluctuations based on changes in interest rates or the various options elected in respect of outstanding borrowings.

 Other Income
 ------------

  For 1996, other income increased primarily due to receipt of a royalty fee of approximately $1,700. The fee represents the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company from the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

 Income Taxes
 ------------

  The primary reason for the increase in the provision for income taxes from continuing operations in 1996 over 1995 of $6,898 was higher nondeductible expenses.

  The primary reason for this increase in the provision for income taxes from continuing operations of $5,036 in 1995 over 1994 was higher earnings.

  For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 13 to the 1996 consolidated financial statements.

 Minority Interest
 -----------------

  The Company acquired a majority voting interest in Mercom in August 1995. Mercom has been consolidated with the Company since that time. As a result, for 1995, minority interest in the income of Mercom was ($186) while for 1996, minority interest in the loss of Mercom was $1,151. Additionally, as a result of the Company's acquisition on August 30,1996 of Kiewit Telecom Holdings' 80.1% interest in Freedom New York, L.L.C., Freedom's financial results are consolidated with the Company since the date of acquisition. This resulted in an additional minority interest in the loss of Freedom of $1,546 for 1996.

 Equity in (Loss) Income of Unconsolidated Entities
 --------------------------------------------------

  The Company's equity in the (loss) of unconsolidated entities was ($739) in 1996, ($2,665) in 1995, and ($258) in 1994. In January 1995, the Company
purchased a forty percent equity position in Megacable, S.A. de C.V., a Mexican cable television provider, for cash of $84,115. The Company is exposed to foreign currency translation adjustments resulting from translation into U.S. dollars of the financial statements of Megacable, which through December 1996 utilize the peso as the local and functional currency. Such adjustments have historically been included as a separate component of common shareholders' equity and reflected losses of $449 and $2,606, net of income taxes, in 1996 and 1995, respectively. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 will exceed 100 percent, Mexico will be treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar will be treated as the functional currency and translation adjustments will be included in income. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from its own. The Company's proportionate share of transaction gains (losses) are included in income as they occur. The Company's proportionate share of such gains (losses) in 1996 and 1995 were approximately $247 and ($932), respectively. Megacable reduced its exposure to such losses by utilizing a portion of the Company's cash investment to repay U.S. dollar denominated debt of approximately $55 million in 1995.

  In 1996, after translation into U.S. dollars, Megacable reported sales of $23,225, operating income before depreciation and amortization of $10,183 and net income of $10,226. In 1995, after translation into U.S. dollars, Megacable reported sales of $20,841, operating income before interest, depreciation and amortization of $8,154 and net income of $5,802. It is not possible to determine what effect future currency fluctuations will have on the Company's operating results. Year end subscriber counts were 178,664 at December 31, 1996 as compared to 177,317 at December 31, 1995. In 1996 and 1995, the Company's share of the income of Megacable was $4,090 and $2,696, respectively, which includes foreign currency transaction losses as noted above. The Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which excess is being amortized on a straight-line basis over 15 years. In 1996 and 1995, amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 and $5,757, respectively.

  The remaining difference between the equity in (loss) income of unconsolidated entities in 1996 and 1995 results primarily from equity method losses attributable to Mercom and Northeast Networks, Inc. of $396 and $546 respectively. Mercom has been fully consolidated with the Company's financial results since August 1995 and the Company disposed of its equity interest in Northeast Networks, Inc. in 1995.

  The remaining difference between the equity in (loss) income of unconsolidated entities in 1995 and 1994 results primarily from Mercom. The Company recorded equity method losses attributable to Mercom of $396 in 1995 and $1,013 in 1994. This difference results from improved operating results from Mercom and the consolidation of Mercom with the Company's financial results since August 1995 (see Note 3).

 Cumulative Effect of Accounting Principle Changes
 -------------------------------------------------

  Effective January 1, 1994, the Company was required to adopt Statement of Financial Accounting Standards No. 112--"Employers' Accounting for Postretirement Benefits" ("SFAS 112"). SFAS 112 requires accrual of the cost of certain postemployment benefits over employees' service lives. Previously, the cost of these benefits was accounted for on a pay-as-you-go-basis. The Company elected immediate recognition of the cumulative effect on prior years of the change in accounting for postemployment benefits of $378, which is net of income tax benefits of $270. The Company continues to fund the cost of these benefits on a pay-as-you-go basis. SFAS 112 is not expected to have a material impact on the Company's financial position or results of operations in the future.

  See Note 12 to the Company's 1996 consolidated financial statements for additional information about this accounting change.

 Extraordinary Items
 -------------------

  In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believed approval of the plan was probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

  Since the Telephone Group performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed asset values.

  The Telephone Group received approval of an alternative regulation plan in January 1997.

  In March 1994, the Telephone Group prepaid $135,000, in payment of all outstanding debt, to the United States of America through the Rural Electrification Administration, the Rural Telephone Bank and the Federal Financing Bank. The Telephone Group borrowed an equal amount from the National Bank for Cooperatives. The refinancing eased certain restrictions on the amount of dividends and other distributions of capital which may be paid to the Company by the Telephone Group. The most restrictive covenants of the new agreement provide that the Telephone Group must maintain a specified debt to cash flow ratio. The transaction resulted in an extraordinary loss of $2,861 or $.17 per average common share, net of income tax benefits of $2,154.

  In December 1994, the Company prepaid its $100,000 Senior Secured Notes. The prepayment removed certain restrictions on permitted investments by the Company which was expected to facilitate the Company's plan of growth of full service telecommunications networks through acquisitions, joint ventures and similar strategic investments in the telecommunications business. The transaction resulted in an extraordinary loss of $3,236 or $.19 per average common share, net of income tax benefits of $1,742.

 Discontinued Operations
 -----------------------

  The Company disposed of its cellular properties and business in September 1994 and realized a gain of $74,691, net of income taxes. In December 1994, the Company also disposed of its telephone answering service operations and entered into an agreement for the disposal of its paging business. A gain of $77, net of taxes, was realized on the disposition of the telephone answering service operations. The Company realized a gain on the disposal of its paging operations of $278. Since the cellular, telephone answering service and paging operations constituted the Company's Mobile Services business segment, the Company has accounted for these operations and dispositions as discontinued operations.

  In 1996, 1995 and 1994, income (loss) from discontinued operations was ($55), $275 and $596, respectively.

 Liquidity and Capital Resources

                                                              DECEMBER 31,
                                                             1996       1995
                                                           --------  ----------
Cash and Temporary Cash Investments and Short-term
 investments.............................................  $122,971   $169,884
                                                           ========   ========
Working Capital .........................................  $ 20,921   $112,831
                                                           ========   ========
Long-term Debt (including current maturities) ...........  $259,046   $299,306
                                                           ========   ========

                                                     YEAR ENDED DECEMBER 31,
                                                        1996          1995
                                                     -----------  -------------
Net Cash Provided by Operating Activities .........   $120,982      $ 74,772
                                                      ========      ========
Investing Activities:
Additions to property, plant, and equipment .......   $ 86,812      $ 71,783
Investments and acquisitions, net of
 cash acquired ....................................     30,090       126,328
                                                      --------      --------
  Total ...........................................   $116,902      $198,111
                                                      ========      ========


  Cash, temporary cash investments, short-term investments and working capital declined at December 31, 1996 over the same period in 1995. The Company's working capital ratio is 1.1 to 1 at December 31, 1996, as compared to 1.9 to 1 at December 31, 1995. The decline is principally due to lower cash, temporary cash investments, and short-term investments as a result of acquisitions and the purchase of the note receivable from Mazon Corporativo.

  The decrease in long-term debt is primarily the result of scheduled repayments of $18,250 Cable Group Senior Secured Notes and the expiration of the Cable Group Revolving Credit Agreement.

  The Company has adequate resources to meet its short-term obligations. Net cash provided by operating activities represented 139.4% and 104.2% of additions to property, plant and equipment for the years ended December 31, 1996 and 1995, respectively. Management expects that the Company will generate cash from operations in order to meet its long-term obligations.

  The Company has maintained a no cash dividend policy since 1989. Management does not intend to alter this policy in the foreseeable future except possibly in connection with its possible restructuring.

 Possible Restructuring
 ----------------------

  In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-AIR, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., (now known as RCN Telecom Services, Inc.) a start up, competitive fiber-based provider of local, long-distance telephone, video and internet services to the residential market.

  The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of RCN to Kiewit Telecom Holdings took place. The Company received cash proceeds of $17,500, subject to adjustments as defined in the Stock Purchase Agreement. As part of the first closing, the Company retained warrants to purchase approximately 6% of the common stock of RCN. This sale was subsequently rescinded in August 1996 as described below. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was subject to certain conditions and did not occur. Although a legal transfer of ownership occurred at the time of closing the sale of RCN to Kiewit Telecom Holdings, management believes that, as a result of the repurchase option, the risks and other incidents of ownership were not transferred to Kiewit Telecom Holdings with sufficient certainty to result in a divestiture for accounting purposes. Therefore, this operation is not accounted for as discontinued operations.

  Pursuant to the Stock Purchase Agreement, Kiewit Telecom Holdings agreed to certain standstill arrangements with respect to its equity interest in the Company.

  The Stock Purchase Agreement provided the Company an option, at its election, to rescind the sale of any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement under certain conditions. The Stock Purchase Agreement further provided that if the Company elected to exercise its option to rescind the sale of the Businesses Transferred Under Contractual Arrangement, it would have the right and the obligation to purchase Kiewit Telecom Holdings' 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company ("Freedom") and all related rights and liabilities (collectively, the "Freedom Interest") on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The Stock Purchase Agreement provided that the repurchase price for RCN and the purchase price for the Freedom Interest would be equal to Kiewit Telecom Holdings' investment in these assets plus an amount to compensate for forgone interest on the amount invested. In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television.

  In August 1996, in the wake of the newly issued rules of the Telecommunications Act of 1996 and other changed circumstances, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire RCN and acquire Kiewit Telecom Holdings' Freedom Interest, and merge those operations with C-TEC Corporation. The decision to reacquire RCN coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, the closing of the sale involving the Other Transferred Businesses was subject to certain conditions and did not occur. C-TEC exercised its option to rescind the transaction and reacquire the Businesses Transferred Under Contractual Arrangement on August 30, 1996. The repurchase price for RCN was approximately $28,000, and the purchase price for the Freedom Interest was approximately $29,000. The exercise of this option and the related transactions were approved by a special committee of the Board composed of directors unaffiliated with Kiewit Telecom Holdings. This transaction has been accounted for as a rescission of the original sale of RCN to Kiewit Telecom Holdings and the financial statements of RCN are consolidated with the Company's financial statements for the entire year.

  The acquisition of the Freedom Interest is reflected in the accompanying Condensed Consolidated Financial Statements as a purchase (Note 3).

  On February 13, 1997, C-TEC Corporation announced that its Board of Directors approved a plan to separate its operations along business lines into three separate, publicly traded companies. Under the plan, C-TEC will spin-off to its shareholders the stock of RCN and the stock of C-TEC Cable Systems of Michigan, Inc., a wholly owned subsidiary of C-TEC Cable Systems, Inc., which is a wholly owned subsidiary of the Company. It is anticipated that the spin-offs will occur by the end of 1997. The spin-offs are, however, subject to the receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-offs, the receipt of other regulatory approvals, and certain other conditions. There can be no assurances that any transaction will take place. The move is intended to allow all three operations to focus on the growth of their respective core businesses and to enhance the value of these operations.

  Under the plan, C-TEC's operations will be separated into three independent companies:

  . RCN, which will primarily consist of RCN Telecom Services, which provides competitive video and telecommunications services in Boston and New York City, the Company's New York, New Jersey, and Pennsylvania cable television operations, and the Company's investment in Megacable S.A. de C.V., Mexico's largest cable MSO

  . C-TEC Corporation, which will be renamed CTCo and will primarily consist of the Company's local telephone operations and related engineering business

  . C-TEC Cable Systems of Michigan, Inc. which will consist of the Company's classic cable television operations in Michigan, including its 62% interest in Mercom, Inc.

  The restructuring will permit investors and the financial market to better understand and evaluate the Company's various businesses. In addition, the restructuring will allow the Company to raise capital for the future expansion of RCN on the most efficient terms, and it will permit the separate companies to offer employees equity incentives more closely linked to its performance, including in the case of RCN, by establishing an Employee Stock Ownership Plan
(ESOP).

  The three publicly held companies will each have separate boards of directors and anticipate trading on The Nasdaq Stock Market. C-TEC does not expect staff reductions or employee layoffs as a result of the separation of the businesses.

  The Company recognized expenses associated with its restructuring efforts of $4,537 in 1996 which are reflected in the 1996 consolidated statement of operations as nonrecurring charges.

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

 Telecommunications Act of 1996
 ------------------------------

  The Telecommunications Act of 1996 (the "96 Act") is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the Federal Communications Commission (FCC) to work out the specific implementation process.

  Companies are permitted to combine historically separate lines of business into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years and were imposed on the cable industry in 1992 by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act").

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

  On August 1, 1996, in accordance with the 1996 Act, the FCC took action to remove statutory barriers to local telephone services competition. The validation of a national policy for local competition creates an opportunity for non-franchised local telephone providers to compete for the multi-billion dollar market place heretofore confined to traditional local telephone companies. As a result, this new action has opened new markets for the Company and opens the Company's local telephone markets to other competitors.

  On August 8, 1996, the FCC released two Orders outlining procedures for interconnection between incumbent and competitive local exchange carriers. While certain components of the interconnection order have been challenged in federal court, competitive interconnection agreements are being negotiated and approved by state regulators using the federal guidelines established in the FCC interconnection order.

  The Second Order, relating to the technical aspects of number portability, remains in effect with the 100 largest Metropolitan Statistical Areas (MSAS) slated for implementation beginning in October 1997.

  It is anticipated that the Company is in a strong position to capitalize on these new regulatory mandates for competition in markets heretofore not available to it. In addition, the company believes that its networks are well insulated from competition by virtue of their high quality, price for service, and geographical locations.

 Pennsylvania Public Utility Commission
 --------------------------------------

  On April 15, 1996, the Telephone Group filed a plan with the Pennsylvania Public Utility Commission (PPUC) in compliance with state law that requires all local exchange carriers to enhance their network's bandwidth capability in exchange for lessened regulatory oversight.

  On January 17, 1997, the PPUC approved a modified version of the Telephone Group's plan which requires it to upgrade its network over time to 2015 in accordance with certain specified standards. In addition, the Telephone Group agreed to maintain current price levels for basic or non-competitive services for two years. The Telephone Group can rebalance current rates for these services which include dialtone, intraLATA toll and access rates immediately with PPUC oversight. The plan also allows the Telephone Group to accommodate, on a revenue neutral basis, any exogenous charges that occur during the life of the plan. Finally, the Telephone Group, with approval of its plan, moves from traditional rate base, rate of return regulation, to price caps, giving it the price flexibility and profit protection it needs to operate successfully in the telecommunications marketplace.

  In a separate action taken in September 1996, Pennsylvania Public Utility Commission granted a rural exemption under the provisions of the 1996 Act to the Telephone Group. The exemption requires CLECs that desire interconnection with the Telephone Group to prove the benefits of interconnection in a formal PPUC proceeding.

 Environmental Matters
 ---------------------

  The Company is not a manufacturer or facilitator of hazardous waste. The most significant portion of the Company's environmental exposure comes from batteries and cleaning fluids which are removed by licensed chemical transporters. Due to the growing concern that the boundaries of the corporate liability are being expanded with respect to environmental liabilities, the Company has established a Hazardous Waste Committee for the purpose of preparing and obtaining approval of corporate-wide procedures relative to the use, handling and disposal of hazardous waste. The committee establishes corporate wide policies and procedures; develops programs to control and monitor waste disposal and monitors environmental legislation and its application to the Company. The Company generally records estimated costs of environmental liabilities upon discovery and reviews environmental exposures for accounting purposes at least quarterly. Management does not believe any material environmental liabilities are probable. The Company is not a party to any environmental litigation.

 New Accounting Pronouncement
 ----------------------------

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with public held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

C-TEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars Except Per Share Amounts)

For the Years Ended December 31,       1996          1995           1994
-----------------------------------------------------------------------------
Sales ............................  $   367,308   $   324,688   $   268,884
-----------------------------------------------------------------------------
Costs and Expenses, excluding
 depreciation and amortization ...      228,631       209,201       172,917
Depreciation and amortization ....       97,653        72,958        62,348
Nonrecurring charges .............        4,537            --            --
-----------------------------------------------------------------------------
Operating Income .................       36,487        42,529        33,619
-----------------------------------------------------------------------------
Interest and dividend income .....       14,112        14,930         6,926
Interest expense..................      (26,518)      (26,513)      (34,562)
Gain on sale of investments.......           --         3,038            --
Other income, net ................        2,449           592         1,017
-----------------------------------------------------------------------------
Income from Continuing Operations
 Before Income Taxes .............       26,530        34,576         7,000
-----------------------------------------------------------------------------
Provision for income taxes .......       15,754         8,856         3,820
-----------------------------------------------------------------------------
Income from Continuing Operations
 Before Minority Interest and
 Equity in Unconsolidated
 Entities ........................       10,776        25,720         3,180
-----------------------------------------------------------------------------
Minority interest in (income) loss
 of consolidated entities.........        2,491          (329)          (95)
Equity in (loss) of unconsolidated
 entities.........................         (739)       (2,665)         (258)
-----------------------------------------------------------------------------
Income from Continuing Operations
 Before Extraordinary Items and
 Cumulative Effect of Accounting
 Principle Changes ...............       12,528        22,726         2,827
-----------------------------------------------------------------------------
(Loss) gain on disposal of
 discontinued operations, net of
 income tax provision (benefit) of
 $(390) in 1996, $1,910 in 1995
 and $56,333 in 1994 .............         (160)          278        74,768
(Loss) income from discontinued
 operations, net of income tax
 provision (benefit) of $(17) in
 1996, $(194) in 1995, and $351 in
 1994.............................          (55)          275           596
-----------------------------------------------------------------------------
Income Before Extraordinary Items
 and Cumulative Effect of
 Accounting Principle Changes ....       12,313        23,279        78,191
Extraordinary items:
  Debt prepayment penalties, net
   of income tax benefit of
   $(3,896).......................           --            --        (6,097)
  Discontinuation of the
   application of regulatory
   accounting.....................       (1,928)           --            --
Cumulative effect on prior years
 of changes in accounting
 principles for postemployment               --            --          (378)
 benefits.........................
-----------------------------------------------------------------------------
Net Income .......................  $    10,385   $    23,279   $    71,716
=============================================================================
Primary earnings per average
 common share:
Income from continuing operations
 before extraordinary items and
 cumulative effect of accounting
 principle changes ...............  $      0.31   $      0.83   $      0.17
Income before extraordinary items
 and cumulative effect of
 accounting principle changes ....  $      0.30   $      0.85   $      4.58
Net income available for common
 shareholders.....................  $      0.23   $      0.85   $      4.20
Average common shares and common
 stock equivalents outstanding ...   27,695,245    27,597,783    17,078,842
Fully diluted earnings per average
 common share:
Income from continuing operations
 before extraordinary items and
 cumulative effect of accounting
 principle changes ...............  $      0.31   $      0.81   $      0.17
Income before extraordinary items
 and cumulative effect of
 accounting principle changes ....  $      0.30   $      0.83   $      4.58
Net income available for common
 shareholders.....................  $      0.23   $      0.83   $      4.20
Average common shares and common
 stock equivalents outstanding ...   27,695,245    28,144,472    17,078,842


See accompanying notes to consolidated financial statements.

C-TEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

December 31,                                                 1996       1995
-------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and temporary cash investments ...................  $ 76,140   $ 49,397
  Short-term investments ................................    46,831    120,487
  Accounts receivable, net of reserve for doubtful
   accounts of $3,431 in 1996 and $1,793 in 1995 ........    40,844     47,071
  Unbilled revenues .....................................     2,418      2,155
  Material and supply inventory, at average cost ........     6,550      5,488
  Prepayments and other .................................     6,389      4,669
  Deferred income taxes .................................     9,775      9,275
-------------------------------------------------------------------------------
Total current assets ....................................   188,947    238,542
-------------------------------------------------------------------------------
Property, Plant and Equipment
  Telephone plant .......................................   443,633    419,219
  Cable plant ...........................................   338,548    306,658
  Other property, plant and equipment ...................    46,499     22,387
-------------------------------------------------------------------------------
Total property, plant and equipment .....................   828,680    748,264
  Accumulated depreciation ..............................   366,355    324,855
-------------------------------------------------------------------------------
  Net property, plant and equipment .....................   462,325    423,409
-------------------------------------------------------------------------------
Investments .............................................    85,502     88,020
-------------------------------------------------------------------------------
Intangible Assets, Net ..................................   154,427    164,682
-------------------------------------------------------------------------------
Deferred Charges and Other Assets .......................    25,400     37,374
-------------------------------------------------------------------------------
Total Assets ............................................  $916,601   $952,027
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt ..................  $ 54,510   $ 36,260
  Accounts payable ......................................    37,921     28,183
  Advance billings and customer deposits ................    12,183     10,049
  Accrued taxes .........................................     5,743      1,616
  Accrued interest ......................................     5,861      5,937
  Accrued contract settlements ..........................     3,565      6,629
  Accrued expenses ......................................    48,243     37,037
-------------------------------------------------------------------------------
  Total current liabilities .............................   168,026    125,711
-------------------------------------------------------------------------------
Long-Term Debt ..........................................   204,536    263,046
-------------------------------------------------------------------------------
Deferred Income Taxes ...................................    93,470    102,282
-------------------------------------------------------------------------------
Deferred Investment Tax Credits .........................       246        624
-------------------------------------------------------------------------------
Other Deferred Credits ..................................    12,650     34,989
-------------------------------------------------------------------------------
Minority Interest .......................................    20,085     15,847
-------------------------------------------------------------------------------
Redeemable Preferred Stock ..............................    40,867     39,493
-------------------------------------------------------------------------------
Commitments and Contingencies
-------------------------------------------------------------------------------
Common Shareholders' Equity .............................   376,721    370,035
-------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..............  $916,601   $952,027
-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

C-TEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

For the Years Ended December 31,             1996       1995         1994
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income ............................  $ 10,385   $  23,279   $  71,716
  Gain on pension curtailment/
   settlement ...........................    (4,292)         --          --
  Cumulative effect of accounting
   principle changes ....................        --          --         378
  Extraordinary items ...................     1,928          --       9,993
  Depreciation and amortization .........    97,653      73,312      67,498
  Loss (gain) on sale of discontinued
   operations............................       550      (2,188)   (131,101)
  Deferred income taxes and investment
   tax credits, net .....................    (6,409)      2,595      10,612
  Gain on sale of investments ...........        --      (3,038)         --
  Provision for losses on accounts
   receivable............................     4,542       2,251       1,906
  Equity in loss of unconsolidated
   entities..............................       739       2,665         258
  Other non-cash items ..................       244         (97)         --
  Net change in certain assets and
   liabilities, net of acquisitions of
   businesses:
    Accounts receivable and unbilled
     revenues............................      (783)    (11,534)      1,382
    Material and supply inventory .......    (1,062)        112      (1,797)
    Accounts payable ....................     8,562        (194)      8,343
    Accrued expenses ....................     7,256       7,365      12,429
    Accrued taxes .......................     4,127     (20,191)     10,512
    Other, net ..........................    (1,319)      1,291      (3,716)
  Other .................................    (1,139)       (856)     (2,521)
-----------------------------------------------------------------------------
Net cash provided by operating
 activities .............................   120,982      74,772      55,892
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
  Additions to property, plant and
   equipment.............................   (86,812)    (71,783)    (62,938)
  Purchase of short-term investments ....   (75,091)   (238,257)   (127,245)
  Sales and maturities of short-term
   investments...........................   149,086     245,112          --
  Acquisitions, net of cash acquired ....   (30,090)   (126,328)     (1,125)
  Proceeds from sale of investments .....        --       5,007          --
  Proceeds from disposal of discontinued
   operations............................        --       7,857     182,387
  Purchase of loan receivable ...........   (13,088)         --          --
  Other .................................     2,443       1,321        (793)
-----------------------------------------------------------------------------
Net cash used in investing activities ...   (53,552)   (177,071)     (9,714)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
  (Decrease) increase in minority
   interest..............................    (2,491)        329      (1,924)
  Redemption of long-term debt ..........   (55,260)    (45,800)   (281,740)
  Redemption of preferred stock .........        --        (276)        (19)
  Proceeds from the issuance of common
   stock.................................       664         (52)    217,335
  Issuance of long-term debt ............    19,000      19,300     148,176
  Preferred dividends ...................    (2,600)         --          --
  Debt prepayment penalties .............        --          --      (9,993)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities..............................   (40,687)    (26,499)     71,835
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
 temporary cash investments .............    26,743    (128,798)    118,013
Cash and temporary cash investments at
 beginning of year ......................    49,397     178,195      60,182
-----------------------------------------------------------------------------
Cash and temporary cash investments at
 end of year ............................  $ 76,140   $  49,397   $ 178,195
=============================================================================

C-TEC CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

FOR THE YEARS ENDED DECEMBER 31,                     1996     1995      1994
-------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest .....................................  $26,594  $26,327   $35,241
    Income Taxes .................................  $14,640  $28,555   $29,508


Supplemental Schedule of Non-cash Investing and Financing Activities

  In 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. The acquisition was accounted for as a purchase. A summary of the acquisition is as follows:

     Cash paid ....................................................   $28,906
     Liabilities assumed ..........................................     7,621
     Deferred tax asset recognized ................................      (167)
     Minority interest recognized .................................     6,188
                                                                      -------
     Fair value of assets acquired ................................   $42,548
                                                                      =======


  In 1995, the Company acquired all the outstanding Common Stock of Twin County Trans Video, Inc. and a related covenant not to compete. The consideration for the acquisition was as follows:

     Cash paid (including $1,000 deposit in 1994) .................   $ 37,313
     Issuance of 5% Promissory Note ...............................      4,000
     Issuance of redeemable preferred stock .......................     39,493
     Liabilities assumed ..........................................     16,364
     Deferred tax liability incurred ..............................     33,797
                                                                      --------
     Fair value of assets acquired ................................   $130,967
                                                                      ========


  In 1996, the $4,000 promissory note was canceled and the Company paid cash of $500 in settlement of certain purchase price adjustments.

  In 1995, the Company acquired an additional 18.29% of the outstanding Common of Mercom, Inc. for cash of $6,912. The acquisition, along with the Company's previous investment of 43.63% of Mercom's outstanding Common Stock, was accounted for as a purchase. A summary of the acquisition is as follows:

     Cash paid .....................................................   $ 6,912
     Liabilities assumed ...........................................    38,054
     Deferred tax liability incurred ...............................    16,044
     Reduction of equity-method investment .........................     2,511
     Minority interest recognized ..................................    15,680
                                                                       -------
     Fair value of assets acquired .................................   $79,201
                                                                       =======


  Accretion in the carrying value of redeemable preferred stock charged to retained earnings in 1996 was $1,374.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
C-TEC CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                     COMMON                             CLASS B
                        ---------------------------------  -----------------------------------
                          SHARES    TREASURY    SHARES       SHARES     TREASURY      SHARES
                          ISSUED     STOCK    OUTSTANDING    ISSUED       STOCK    OUTSTANDING
-----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1993.................   8,137,865  175,599    7,962,266    8,749,570     202,243   8,547,327
  NET INCOME                                          --
STOCK RIGHTS
 OFFERING.............  10,935,574            10,935,574
CONVERSIONS...........       1,009                 1,009       (1,009)                 (1,009)
-----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1994.................  19,074,448  175,599   18,898,849    8,748,561     202,243   8,546,318
  NET INCOME
STOCK RIGHTS
 OFFERING.............
CONVERSIONS...........     187,283               187,283     (187,283)               (187,283)
CUMULATIVE TRANSLATION
 ADJUSTMENT
ISSUED (SEE NOTE 11)..     128,198               128,198    3,582,406               3,582,406
-----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1995.................  19,389,929  175,599   19,214,330   12,143,684     202,243  11,941,441
  NET INCOME
PREFERRED
 DIVIDENDS............

CONVERSIONS...........     583,422               583,422     (583,422)               (583,422)
CUMULATIVE TRANSLATION
 ADJUSTMENT ..........
ACCRETION OF
 REDEEMABLE PREFERRED
 STOCK................
STOCK COMPENSATION
 PLANS ADDITIONS......
INCENTIVE STOCK
 OPTIONS EXERCISED....              (29,000)      29,000
OTHER.................
COMMON STOCK OF PARENT
 HELD BY..............
SUBSIDIARY RETURNED TO
 TREASURY STOCK.......              128,198     (128,198)               3,582,406  (3,582,406)
-----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1996.................  19,973,351  274,797   19,698,554   11,560,262   3,784,649   7,775,613
===============================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
C-TEC CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)

                                                                                 COMMON STOCK
                                              ADDITIONAL                          OF PARENT    CUMULATIVE
                         COMMON     CLASS B    PAID-IN    RETAINED   TREASURY      HELD BY     TRANSLATION
                        PAR VALUE  PAR VALUE   CAPITAL    EARNINGS     STOCK      SUBSIDIARY   ADJUSTMENT     TOTAL
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1993.................   $ 8,138   $ 8,749    $ 20,635    $ 28,129   $  (5,288)          --          --     $ 60,363
  NET INCOME .........                                      71,716                                            71,716
STOCK RIGHTS
 OFFERING ............    10,936               206,399                                                       217,335
CONVERSIONS ..........         1        (1)                                                                       --
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1994.................    19,075     8,748     227,034      99,845      (5,288)          --          --      349,414
  NET INCOME .........                                      23,279                       --          --       23,279
STOCK RIGHTS
 OFFERING ............                             (52)                                                          (52)
CONVERSIONS ..........       187      (187)                                                                        0
CUMULATIVE TRANSLATION
 ADJUSTMENT...........                                                                           (2,606)      (2,606)
ISSUED (SEE NOTE 11) .       128     3,583     131,673                             (135,384)                       0
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1995.................    19,390    12,144     358,655     123,124      (5,288)    (135,384)     (2,606)     370,035
  NET INCOME .........                                      10,385                                            10,385
PREFERRED
 DIVIDENDS ...........                                      (2,600)                                           (2,600)
CONVERSIONS ..........       584      (584)                                                                        0
CUMULATIVE TRANSLATION
 ADJUSTMENT...........                                                                             (449)        (449)
ACCRETION OF
 REDEEMABLE PREFERRED
 STOCK................                                      (1,374)                                           (1,374)
STOCK COMPENSATION
 PLANS ADDITIONS .....                              37                                                            37
INCENTIVE STOCK
 OPTIONS EXERCISED ...                             123                     574                                   697
OTHER ................                             (10)                                                          (10)
COMMON STOCK OF PARENT
 HELD BY SUBSIDIARY
 RETURNED TO TREASURY
 STOCK................                                                (135,384)     135,384                        0
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1996.................   $19,974   $11,560    $358,805    $129,535   $(140,098)   $       0     $(3,055)    $376,721

======================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1.  Summary of Significant Accounting Policies
    ------------------------------------------

  Principles of Consolidation
  ---------------------------

  The consolidated financial statements include the accounts of C-TEC Corporation and its wholly and majority-owned subsidiaries (the "Company") after elimination of significant intercompany accounts and transactions. Investments accounted for by the equity method include, certain partnership interests and, additionally in 1996, a Mexican cable television system operator and, in 1995, a Mexican cable television system operator and an alternative access telephone service provider subsequently sold and, in 1994 an alternative access telephone service provider and a cable company of which the Company since 1995 has majority voting control and consolidates in its financial statements. The Company accounts for its Mobile Services business as discontinued operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition
  -------------------

  Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. Interstate access charges are subject to a pooling process with the National Exchange Carrier Association (N.E.C.A.). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

  Internet access service revenues are recorded based on contracted fees.

  Revenues from cable programming services are recorded in the month the service is provided.

  Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees.

  Long-term contracts of the Communications Services Group are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

  Advertising Expense
  -------------------

  Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,210, $2,485, and $3,807 in 1996, 1995 and 1994, respectively.

  Earnings Per Share
  ------------------

  Earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of Common and Class B Common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents.

  Earnings per share, assuming full dilution, are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of Common and Class B Common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. The conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

  Cash and Temporary Cash Investments
  -----------------------------------

  For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  Short Term Investments
  ----------------------

  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 and 1995, marketable debt and equity securities have been categorized as available for sale.

  Property, Plant and Equipment and Depreciation
  ----------------------------------------------

  Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

  Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were 6.38%, 6.20% and 6.08% in 1996, 1995 and 1994, respectively. At the time property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

  Depreciation on cable plant is provided on the straight-line method based on the estimated useful lives of the various classes of depreciable property. The average estimated useful lives of depreciable cable plant are:

Building ...............................  10-45 years
Cable Television Distribution Equipment   8-22.5 years
Other Equipment ........................  4-10 years


  Depreciation on other property, plant and equipment is provided on the straight-line basis over the useful lives of the property ranging from 2 to 10 years. Gain or loss is recognized on major retirements and dispositions. Major replacements and betterments are capitalized.

  Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred.

  Intangible Assets
  -----------------

  Intangible assets are amortized on a straight-line basis over the expected period of benefit.

  Deferred Charges and Other Assets
  ---------------------------------

  Deferred charges and other assets principally include costs incurred to obtain financing and prepaid pension cost. Additionally, deferred charges and other assets in 1996 include a loan and related interest receivable from Mazon Corporativo, S.A. de C.V., a shareholder of Megacable, S.A. de C.V. (a Mexican cable operator in which the Company has a forty percent equity interest). Prior to 1996, deferred charges and other assets also include the regulatory assets established by the Telephone subsidiary in connection with the requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

  Debt issuance costs are amortized on the straight-line basis over the term of the financing acquired. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

  Income Taxes
  ------------

  The Company and its subsidiaries report income for federal income tax purposes on a consolidated basis.

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109-"Accounting for Income Taxes." The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  Investment tax credits ("ITC") for the Telephone and Cable Groups have been deferred in prior years and are being amortized over the average lives of the applicable property.

  The Company's Federal income tax returns are subject to review by the Internal Revenue Service. Management believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

  Accounting for Impairments
  --------------------------

  In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

  SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

  SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

  SFAS 121 generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

  No impairment losses have been recognized by the Company pursuant to SFAS 121.

  Foreign Currency Translation
  ----------------------------

  The Company has a 40% interest in Megacable, S.A. de C.V., a Mexican cable television operator. For purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period depending on the value of the dollar against the peso. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustment account in the common shareholders' equity section of the balance sheet. The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occur.

2.  Segment Information
    -------------------

  C-TEC Corporation, and its wholly and majority-owned subsidiaries, is a diversified international telecommunications and high technology company with interests in local telephone, long-distance telephone, cable television and engineering and communications services. The local Telephone Group provides local and long distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. This Group also provides network access and billing/collection services to interexchange carriers and sells telecommunications products, services and information services. The Cable Group provides basic, premium and pay-per-view cable programming services to subscribers in New York, New Jersey, Michigan, Florida and Pennsylvania. The Long Distance Group provides long distance telephone services, including private line, operator and calling card services to residential and business customers throughout the United States, principally Pennsylvania. RCN Telecom Services, Inc.("RCN") offers local telephone, long distance, cable television and internet access to the New York City and Boston residential markets over wireless and advanced fiber optic networks. The Communications Services Group provides telephony engineering, system integration, operation and management of telecommunications facilities, installation of premise distribution systems, cable and data engineering and project management of cable/telecommunications network

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


construction to corporate, hospital and university clients primarily in the northeastern United States. The Company also holds a 40% interest in Megacable, S.A. de C.V., a Mexican cable television system operator.

Financial information by business segment is as follows:

  Certain reclassifications have been made to 1995 and 1994 to conform with the 1996 reporting format.

    FOR THE YEARS ENDED DECEMBER 31,         1996        1995         1994
-------------------------------------------------------------------------------
                                                (THOUSANDS OF DOLLARS)
TELEPHONE
  Sales .................................  $138,975    $128,843     $121,981
  Operating income (loss) before
   depreciation and amortization ........    80,780      75,594       71,648
  Depreciation and amortization .........    26,755      24,874       23,271
  Operating income (loss) ...............    54,025      50,720       48,377
  Additions to property, plant, and
   equipment.............................    30,967      29,902       35,170
  Identifiable assets ...................   295,537     313,341      296,454
-------------------------------------------------------------------------------
CABLE TELEVISION
  Sales .................................  $160,282    $127,079     $ 95,078
  Operating income (loss) before
   depreciation and amortization ........    73,604      57,858       44,583
  Depreciation and amortization .........    64,535      45,866       37,267
  Operating income (loss) ...............     9,069      11,992        7,316
  Additions to property, plant, and
   equipment.............................    23,580      30,726       18,150
  Identifiable assets ...................   326,282     357,249      163,989
-------------------------------------------------------------------------------
COMMUNICATION SERVICES
  Sales .................................  $ 29,051    $ 29,080     $ 21,805
  Operating income (loss) before
   depreciation and amortization ........       464         (54)        (852)
  Depreciation and amortization .........       453         499          388
  Operating income (loss) ...............        11        (553)      (1,240)
  Additions to property, plant, and
   equipment.............................     7,339         586          588
  Identifiable assets ...................    27,555      19,402       11,279
-------------------------------------------------------------------------------
RCN
  Sales .................................  $  4,208    $    238     $      0
  Operating income (loss) before
   depreciation and amortization ........   (10,960)     (4,371)           0
  Depreciation and amortization .........     3,756         117            0
  Operating income (loss) ...............   (14,716)     (4,488)           0
  Additions to property, plant, and
   equipment.............................    21,155       6,720            0
  Identifiable assets ...................    81,828       6,899            0
-------------------------------------------------------------------------------
LONG DISTANCE
  Sales .................................  $ 34,744    $ 39,389     $ 29,992
  Operating income (loss) before
   depreciation and amortization ........     1,085      (2,013)      (9,870)
  Depreciation and amortization .........     1,268         801          655
  Operating income (loss) ...............      (183)     (2,814)     (10,525)
  Additions to property, plant, and
   equipment.............................     2,900         214        1,659
  Identifiable assets ...................    12,214      10,513       12,087
-------------------------------------------------------------------------------
PARENT & OTHER
  Sales .................................  $     48    $     59     $     28
  Operating income (loss) before
   depreciation and amortization ........   (10,833)    (11,527)      (9,542)
  Depreciation and amortization .........       886         801          767
  Operating income (loss) ...............   (11,719)    (12,328)     (10,309)
  Additions to property, plant, and
   equipment.............................       871       3,635*       7,371*
  Identifiable assets ...................   173,185**   244,623**    308,716**

-------------------------------------------------------------------------------
CONSOLIDATED
  Sales..................................  $367,308    $324,688     $268,884
  Operating income (loss) before
   depreciation and amortization ........   134,140     115,487       95,967
  Depreciation and amortization .........    97,653      72,958       62,348
  Operating income (loss) ...............    36,487      42,529       33,619
  Interest and dividend income ..........    14,112      14,930        6,926
  Interest expense ......................    26,518      26,513       34,562
  Gain on sale of investments ...........         0       3,038            0
  Other income, net .....................     2,449         592        1,017
  Income from continuing operations
   before income taxes ..................    26,530      34,576        7,000
  Additions to property, plant
   and equipment ........................    86,812      71,783       62,938
  Identifiable assets ...................   916,601     952,027      792,525
-------------------------------------------------------------------------------


* Includes capital expenditures of discontinued operations of $229 and $6,443 in 1995 and 1994, respectively.

** Includes the net investment in Megacable S.A. de C.V. of $74,232 and $77,113 in 1996 and 1995, respectively. Also includes the net investment in Mercom, Inc. and Northeast Networks, Inc. for $2,907 and $1,913, respectively, in 1994. Includes identifiable assets of discontinued operations of $639, $3,829 and $8,959 in 1996, 1995 and 1994, respectively.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


3.  Business Combinations
    ---------------------

  On August 30, 1996, in connection with the rescission of the sale of the Businesses Transferred Under Contractual Arrangement (Note 19), the Company acquired from Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder, an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") for cash consideration of approximately $29,000. In addition, the Company assumed liabilities of approximately $7,600. The acquisition has been accounted for as a purchase and accordingly, the Company has consolidated Freedom in its financial statements since September 1996. The full fair value of assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 19.9% ownership.

  The Company has allocated the purchase price paid on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. There was no excess cost over fair value of net assets acquired.

  Contingent consideration of $15,000 is payable in cash and was to be based upon the number of net eligible subscribers, as defined, in excess of 16,563 delivered to the Company by the original seller of the 80.1% interest in Freedom to Kiewit Telecom Holdings. The contingent consideration is not included in the acquisition cost above but is recorded when and if the future delivery of subscribers occurs (Note 21).

  In addition, the Company paid $922 to Kiewit Telecom Holdings, which represents an amount to compensate for forgone interest on the amount invested by Kiewit Telecom Holdings in Freedom. This amount has been charged to operations.

  On May 15, 1995, the Cable Group acquired 40% of the outstanding common stock of Twin County Trans Video, Inc., ("Twin County") in exchange for cash of approximately $26,300, including a $1,000 deposit made in 1994, and a $4,000, 5% promissory note of C-TEC Cable Systems, Inc., a wholly-owned subsidiary of the Company. In addition, the Cable Group paid $11,000 in consideration of a noncompete agreement and assumed liabilities of $16,400. The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of the Company. As of May 15, 1995, the Company also assumed management of Twin County. As a result, the Company had control of Twin County and accordingly has fully consolidated Twin County in May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52,000 stated value redeemable convertible preferred stock of C-TEC Corporation. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The fair value of the preferred stock, as determined by an independent appraiser, is $39,500. In 1996, the $4,000 promissory note was canceled and Company paid cash of $500 in settlement of certain purchase price adjustments.

  The Company has allocated the purchase price paid for Twin County on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. The excess of the consideration for the acquisition over the fair value of the net assets acquired of approximately $16,700 has been allocated to goodwill and is being amortized over a period of approximately 10 years.

  Pursuant to a common stock rights offering, the Company, through a wholly-owned subsidiary, acquired majority voting control of Mercom, Inc. ("Mercom") through the exercise of stock rights and oversubscription privileges. Immediately prior to the rights offering, C-TEC owned 43.63% of the outstanding common stock of Mercom. C-TEC purchased a total of 1,920,000 shares of common stock through the rights offering for an aggregate consideration of $6,912. The rights offering concluded on August 20, 1995. Following the purchase, C-TEC owns 61.92% of the outstanding common stock of Mercom and accordingly has consolidated Mercom in its financial statements since August 1995. Prior to the rights offering, C-TEC accounted for its 43.63% ownership interest under the equity method of accounting. The acquisition has been accounted for as a purchase. The full fair value of assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 38.08% public ownership.

                                      46.1

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  In January 1995, the Company purchased a 40% equity position in Megacable, S.A. de C.V. ("Megacable"). The aggregate consideration for the purchase was cash of $84,115. The Company accounts for its investment by the equity method of accounting. The original excess cost over the underlying equity in the net assets of Megacable is approximately $94,000, which excess is being amortized on a straight-line basis over 15 years.

  In January 1995, the Company purchased the assets of Higgins Lake Cable, Inc. for cash of approximately $4,750.

  In June 1995, the Company invested approximately $2,220 for one-third interest in a partnership which intends to provide alternative access telephone service to commercial subscribers.

  In November 1995, the Company purchased the assets used in the provision of residential telephone services in New York by RealCom Office Communications, Inc. for approximately $1,050.

  The following unaudited pro forma summary presents information as if the acquisitions of Freedom, Twin County and Mercom had occurred at the beginning of 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                              DECEMBER 31,
                                                           ------------------
YEARS ENDED                                                  1996       1995
                                                           --------  ----------
                                                               UNAUDITED
Sales ...................................................  $372,514   $348,373
Income from continuing operations before extraordinary
 items and accounting changes ...........................  $  8,033   $  5,290
Net income ..............................................  $  3,290   $  5,843
Primary Earnings Per Share:
Income from continuing operations before extraordinary
 items and accounting changes ...........................  $   0.15   $   0.19
Net income ..............................................  $   0.07   $   0.21
Fully Diluted Earnings Per Share:
Income from continuing operations before extraordinary
 items and accounting changes ...........................  $   0.15   $   0.18
Net income ..............................................  $   0.07   $   0.20


  In April 1993, the Company acquired a controlling interest in Northeast Networks, Inc. ("NNI"), an alternative access telephone service provider in Westchester County, New York. In 1994, the Company acquired $1,125 of NNI preferred stock. In 1995, the Company sold its equity position in NNI for cash of $5,007. The Company realized a pretax gain of approximately $3,038 on the disposal. Previously, the Company accounted for its investment under the equity method since the results were not materially different from consolidation.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


4.  Discontinued Operations
    -----------------------

  On September 9, 1994, the Company completed the sale of its cellular properties, which were part of its Mobile Services business segment, to Independent Cellular Network, Inc. for approximately $190,500. The Company initially received cash of approximately $182,300. The remaining proceeds are subject to certain holdbacks and escrow agreements, a portion of which have been released during 1995 and 1996. In the accompanying consolidated balance sheets, approximately $54 and $2,100 is included in other current assets at December 31, 1996 and 1995, respectively, and approximately $1,300 is included in other assets at December 31, 1995, in accordance with the payment terms of the respective agreements. This transaction resulted in a gain of $74,691 net of applicable income taxes. In December 1994, the Company completed the sale of its telephone answering service operations and realized a gain of $77, net of applicable income taxes and signed a letter of intent relative to the disposition of its paging operations. The paging disposition was completed in July 1995, and the Company realized a pretax gain of approximately $2,100 on the disposal. Therefore, the Company has accounted for the Mobile Services operations, including the related gains on the disposals of the cellular and telephone answering service operations, as discontinued operations. All activity up to the date of disposition has been accounted for as discontinued operations. Sales of the Mobile Services business segment were $1,436 and $23,129 for the years ended December 31, 1995 and 1994, respectively.

  Summarized balance sheet data for discontinued operations as of December 31, 1996 and 1995 is as follows:

                                                               1996     1995
                                                               -----  ---------
Total current assets ........................................  $639    $2,529
Deferred charges and other assets ...........................    --     1,300
                                                               ----    ------
  Total .....................................................   639     3,829
                                                               ----    ------
Total current liabilities ...................................   756       768
Deferred income taxes .......................................   (50)      (42)
                                                               ----    ------
  Total .....................................................   706       726
                                                               ----    ------
Net (liabilities) assets of discontinued operations .........  $(67)   $3,103
                                                               ====    ======


5.  Short Term Investments
    ----------------------

  Short term investments, stated at cost, include the following at December 31, 1996 and 1995:

                                                             1996       1995
                                                            -------  ----------
Federal Agency notes .....................................  $    --   $  7,911
Commercial paper .........................................    8,823      9,454
Corporate debt securities ................................   38,008    103,122
                                                            -------   --------
  Total ..................................................  $46,831   $120,487
                                                            =======   ========


  At December 31, 1996, corporate debt securities with an amortized cost of $34,008 have contractual maturities of one to three years. All remaining corporate debt securities have contractual maturities of three to five years.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


6.   Investments
     -----------

  Investments at December 31 are as follows:

                                                               1996      1995
                                                              -------  ---------
Megacable, S.A. de C.V. ....................................  $74,232   $77,113
Rural Telephone Bank Stock .................................    6,409     6,409
Other Partnerships .........................................    4,745     4,384
Other Investments ..........................................      116       114
                                                              -------   -------
Total Investments ..........................................  $85,502   $88,020
                                                              =======   =======


Investments carried on the equity method consist of the following at December
31:

                                                   PERCENTAGE OWNED
                                                 --------------------
                                                  1996            1995
                                                  ----            ----
Megacable, S.A. de C.V. .......................  40.00%          40.00%
Other Partnerships ............................  33.33%-50.00%   33.33%-50.00%


  The Company's investment in Megacable, S.A. de C.V. exceeded its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which excess is being amortized on a straight-line basis over 15 years. At December 31, 1996, the unamortized excess over the underlying equity in the net assets was $82,166. The Company recorded its proportionate share of income (losses) and amortization of excess cost over net assets of ($2,190) in 1996 and ($3,061) in 1995.

  The aggregate foreign currency transactions included in the results of operations through the Company's proportionate share of income (losses) of Megacable were gains (losses) of approximately $247 in 1996 and ($932) in 1995.

  The following table reflects the summarized financial position and results of operations of Megacable, S.A. de C.V. as of and for the years ended December 31, 1996 and 1995:

                                                             1996      1995
                                                            -------  ----------
Assets ...................................................  $67,672   $63,150
Liabilities ..............................................  $ 6,455   $ 9,372
Stockholders' Equity .....................................  $61,217   $53,778
Sales ....................................................  $23,225   $20,841
Costs and Expenses .......................................  $15,689   $15,078
Foreign Currency Transaction Gains (Losses) ..............  $   618   $(2,329)
Net Income ...............................................  $10,226   $ 5,802


  As discussed in Note 3, in August 1995, the Company acquired majority voting control of Mercom, Inc. and has consolidated Mercom, Inc. in its financial statements since that time. Previously, the Company accounted for its investment in Mercom, Inc. under the equity method. The Company recorded its proportionate share of losses and amortization of excess cost over net assets of $396 and $1,013 in 1995 and 1994 respectively.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The following table reflects the summarized financial position and results of operations of Mercom, Inc. for the year ended December 31, 1994 and its results of operations for the seven months ended July 31, 1995:

                                                          1995         1994
                                                       -----------  -----------
                                                       (UNAUDITED)
Assets ..............................................    $   --      $ 19,823
Liabilities .........................................    $   --      $ 33,019
Stockholders' Deficit ...............................    $   --      $(13,196)
Sales ...............................................    $8,016      $ 12,927
Costs and Expenses ..................................    $4,918      $ 10,885
Net Income (Loss) ...................................    $   62      $   (658)


7.  Intangible Assets
    -----------------

  Intangible assets consist of the following at December 31:

                                             AMORTIZATION
                                                PERIOD       1996       1995
                                             ------------  --------  ----------
Franchises and subscriber lists ...........  2-19.3 years  $213,720   $209,300
Noncompete agreements .....................  5-8 years       11,682     85,563
Goodwill ..................................  6.9-10 years    20,821     22,397
Other intangibles .........................  2-19.4 years     2,374      3,836
Building access rights ....................  4 years         14,920         --
                                                           --------   --------
Total .....................................                 263,517    321,096
Less accumulated amortization .............                 109,090    156,414
                                                           --------   --------
Intangible assets, net ....................                $154,427   $164,682
                                                           ========   ========


  Amortization expense charged to operations in 1996, 1995, and 1994 was $35,172, $22,256 and $24,136, respectively.

  During 1996, the Company removed from its balance sheet noncompete agreements which had an original cost of approximately $74,000 and which were fully amortized.

8.  Deferred Charges and Other Assets
    ---------------------------------

  Deferred charges and other assets consist of the following at December 31:

                                                              1996      1995
                                                             -------  ---------
Note and interest receivable -- Mazon Corporativo, S.A. de
 C.V.  ....................................................  $15,310   $    --
Regulatory asset of Telephone subsidiary ..................       --    26,212
Unamortized debt issuance costs ...........................      699       917
Prepaid pension cost ......................................    2,967     3,569
Prepaid professional services .............................    3,439     3,113
Receivables for Mobile Services disposition ...............       --     1,282
Other .....................................................    2,985     2,281
                                                             -------   -------
  Total ...................................................  $25,400   $37,374
                                                             =======   =======

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


9.  Debt
    ----

  a. Long-Term Debt
     --------------

  Long-term debt outstanding at December 31 is as follows:

                                                           1996        1995
                                                         ---------  -----------
Credit Agreement-National Bank for Cooperatives
    7.51% due 2009 ....................................  $110,366    $119,376
Senior Secured Notes
    9.65% due 1999 ....................................   131,250     150,000
Revolving Credit Agreement.............................        --       7,000
Term Credit Agreement --
    7% due 2002 .......................................    17,430      18,930
Promissory Note --5% due 2003..........................        --       4,000
                                                         --------    --------
  Total................................................   259,046     299,306
Due within one year ...................................   (54,510)    (36,260)
                                                         --------    --------
Total Long-Term Debt...................................  $204,536    $263,046
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

  The prepayment resulted in an extraordinary charge of $2,861, net of income tax benefits of $2,154. In addition, the Telephone Group converted all outstanding RTB Class B Stock to RTB Class C Stock, which is entitled to cash dividends.

  Substantially all the assets of the Telephone Group are subject to the liens of the Credit Agreement described above. In addition, the Telephone Group is restricted from declaring or paying any dividend or other distribution of assets to the Company during any fiscal year in excess of the amount of the after tax net income of the Telephone Group for the immediately preceding fiscal year.

  In 1989, in order to complete the August 29, 1989 Michigan cable television acquisition, the Cable Group entered into a private placement of Senior Secured Notes for $150,000 and a $70,000 Revolving Secured Credit Agreement, which the Company voluntarily reduced to $60,000 in 1990 and which, in accordance with its terms, reduced on a quarterly basis through original scheduled maturity in September 1996. In August 1996, the Cable Group obtained an amendment and waiver related to this Revolving Secured Credit Agreement which extended final maturity to December 1996 and increased the amount of available borrowings. Additionally, the restrictive covenant relating to limitations on the amount of capital expenditures was waived for the year ended December 31, 1996. The Cable Group had borrowings of $7,000 (6.7% weighted average interest rate) as of December 31, 1995 under this agreement. The Senior Secured Notes are collateralized by the stock of the Cable Group subsidiaries. On September 1, 1996 and on each September 1 thereafter, a mandatory principal repayment is required on the Senior Secured Notes. The Senior Secured Notes contain restrictive covenants which, among other things, require maintenance of a specified debt to cash flow ratio.

  In August 1995, Mercom, Inc. and its bank, Morgan Guaranty Trust Company ("Morgan Guaranty") amended and restated the Credit Agreement dated November 26, 1989, as previously amended (the "Credit Agreement'), between the Company and Morgan Guaranty, and entered into an additional 364-day Revolving Credit Agreement as described below. The Credit Agreement was amended to be a 7.5 year amortizing term loan with a final maturity of December 31, 2002, (the "Term Credit Agreement") and Morgan Guaranty and the Company entered into a 364-day revolving

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


credit agreement of $2,000 which initially matured on August 14, 1996, and was extended to mature on August 12, 1997. Indebtedness of $5,000 evidenced by a demand note held by Morgan Guaranty (the "Morgan Demand Note") was refinanced as follows: (a) the Morgan Demand Note was canceled and (b) the amount outstanding under the Term Credit Agreement was increased by $5,000 from $19,693 to $24,693. The annual amounts due under the Term Credit Agreement are required to be paid in quarterly installments. Mercom has pledged the common stock of its operating subsidiaries to collateralize its obligation under the Term Credit Agreement and the 364-day Revolving Credit Agreement. The amended Term Credit Agreement required the Company to supplement this pledge by granting to Morgan Guaranty a first lien on certain material assets of Mercom and its subsidiaries. As of December 31, 1996 and 1995, $17,430 and $18,930, respectively, remained outstanding under the Term Credit Agreement. Interest under both the Term Credit Agreement and the Revolving Credit Agreement is paid based on Prime, LIBOR or CD Rates, depending on the type of loan and term of the Agreement. A fee of 3/8% per annum is required on the unused portion of the available Revolving Credit Agreement commitment ($2,000 at December 31, 1996). There were no borrowings outstanding under the Revolving Credit Agreement at December 31, 1996 and 1995.

  The most restrictive covenant of the Term Credit Agreement requires Mercom to maintain a specified debt to cash flow ratio.

  In connection with the acquisition of Twin County Trans Video, Inc., C-TEC Cable Systems, Inc., a wholly-owned subsidiary of the Company, issued a $4,000 promissory note at 5% due in May 2003. The note was unsecured. In September 1996, the note was canceled in settlement of certain purchase price adjustments.

  In December 1991, the Company entered into a private placement of Senior Secured Notes for $100,000 at 9.52% due 2001. Proceeds were utilized to prepay revolver borrowings outstanding on the closing date. In December 1994, the Company prepaid the Senior Secured Notes. The transaction resulted in an extraordinary item of $3,236, net of income tax benefits of $1,742.

  Maturities and sinking fund requirements on long-term debt for each year ending December 31, 1997 through 2001 are as follows:

     YEAR                                 AGGREGATE AMOUNTS
     ----                                -------------------
     1997 .............................        $54,510
     1998 .............................        $54,860
     1999 .............................        $55,360
     2000 .............................        $12,760
     2001 .............................        $13,310


  b.Short-Term Debt
    ---------------

  At December 31, 1996 and 1995, the Company had unused committed lines of credit that provided for borrowings of up to $5,500 at prime (8.25% December 31, 1996). Short-term unsecured borrowings may be made under these lines of credit. The amounts available under these lines of credit are reduced by outstanding letters of credit ($3,060 at December 31, 1996). All unused lines of credit are cancelable at the option of the banks.

  There are no commitment or facility fees associated with maintaining availability of the above-mentioned lines of credit.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


10. Redeemable Preferred Stock
    --------------------------

  On September 14, 1995, the shareholders approved an amendment to the Company's Articles of Incorporation to authorize a new class of 25,000,000 shares of Preferred Stock in such series and with such rights and preferences as the Board of Directors may determine from time to time.

  In connection with the acquisition of Twin County (see Note 3), the shareholders approved the issuance of 4,100,000 shares of C-TEC Preferred Series A and 1,100,000 shares of C-TEC Preferred Series B shares (collectively the "C-TEC Preferred Stock"). Such shares were issued in September 1995 and were outstanding at December 31, 1996 and 1995.

  The C-TEC Preferred Stock has a stated value of $10 per share and is entitled to receive $10 per share in liquidation. Dividends on the C-TEC Preferred Stock are cumulative at 5% per annum beginning January 1, 1996 and must be paid in the event of liquidation before any distribution to holders of Common Stock and Class B Stock. The Company paid dividends on the redeemable preferred stock of $650 each in April, July, October, and December 1996.

  Holders of the C-TEC Preferred Stock have no voting rights. However, there are certain exceptions, including the right to elect an additional director if twelve months of dividends are in default. Such director will remain on the Board until the holders have received dividends sufficient to provide a cumulative return of 5%.

  The C-TEC Preferred Series A and C-TEC Preferred Series B are convertible into Common Stock of the Company at conversion prices of $35.00 and $38.50, respectively, at the election of the holders commencing in September 1998 and ending in September 2003 (the "Exchange Period"). An election to convert shares will be effective only if the total number of shares to be converted by the holder, alone or together with other holders, equals at least 5% of the total number of shares of such series outstanding at the time the election is made.

  At any time during the Exchange Period, the Company may elect to acquire all, but not less than all, of either series of C-TEC Preferred Stock for Common Stock of the Company, or cash as herein described. If on the day the Company gives notice of its election (the "Notice Date"), the trading price on the day preceding the Notice Date (the "Market Value") of the shares of C-TEC Common Stock, into which such shares of C-TEC Preferred Stock could be converted as described above, is greater than or equal to the aggregate conversion price for such shares, then C-TEC will transfer and deliver C-TEC Common Stock based on the conversion price of the shares of such C-TEC Preferred Stock. If such Market Value is less than such conversion price, then C-TEC will, at the holders' option (acting as a whole), either deliver cash equal to the aggregate conversion price of such shares or transfer and deliver C-TEC Common Stock based upon such conversion price of such shares.

  All remaining C-TEC Preferred Stock shall be redeemed by C-TEC for an amount equal to the aggregate Stated Value thereof, plus any accrued and unpaid dividends, in September 2003, whether or not the holders so elect.

  The C-TEC Preferred Stock was recorded at fair value on the date of issuance. The excess of the stated value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. Such accretion aggregated $1,374 in 1996.

  On February 1, 1995, redeemable preferred stock of the telephone subsidiary was redeemed at a premium, in addition to accrued dividends. Previously, such preferred stock included provisions for a mandatory sinking fund sufficient to retire approximately 188 shares each year at par plus accrued dividends. In 1994, 188 shares were redeemed.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


11. Common Shareholders' Equity
    ---------------------------

  Common Stock
  ------------

  The Company has authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Stock at December 31, 1996 and 1995.

  In December 1995, the Company acquired from Kiewit Telecom Holdings (formerly RCN Corporation) all the issued and outstanding shares of common stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly-owned subsidiary of Kiewit Telecom Holdings that owned 128,198 shares of Common Stock of the Company and 3,582,406 shares of Class B Stock of the Company. Kiewit Telecom Holdings is the Company's controlling shareholder and is controlled by Kiewit Diversified Group, which is a wholly-owned subsidiary of Peter Kiewit Sons', Inc. In exchange for newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings, Kiewit Telecom Holdings agreed that it will reduce its direct and indirect stock interest in the Company if such reductions are necessary to accomplish a spin-off of certain of the Company's businesses (Note 19) on a tax-free basis to the Company and its shareholders.

  The transaction was accounted for as a corporate reorganization and the newly issued shares were recorded at Kiewit Telecom Holdings' cost. In 1995, the Common and Class B Stock of the Company acquired in the transaction was accounted for as a contra equity account encaptioned Parent Stock Held by Subsidiary. In 1996, Holdings was dissolved and the shares of Common Stock and Class B Stock of the Company held by Holdings were returned to treasury stock.

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

  The Company utilized a portion of the proceeds received from the rights offering and the disposition of its cellular business (Note 4) for the early retirement of the 9.52% Senior Secured Notes of the Company. Approximate earnings per share for 1994 would have been $2.81 for net income, $3.04 for income before extraordinary item and cumulative effect of accounting principle changes and $0.30 for income from continuing operations before extraordinary item and cumulative effect of accounting principle changes had the 9.52%, $100,000 Senior Secured Notes been prepaid on January 1, 1994.

  The Company has three stock-based compensation plans at December 31, 1996, which are described below. The Company applies Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. Statement of Financial Accounting Standards No. 123
-- "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures of net earnings and earnings per share must be made as if SFAS 123 had been adopted. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under such plans consistent with the method of SFAS 123, the Company's net income for 1995 would have been reduced to $22,597. Net income available to common shareholders for 1995 on a primary and fully diluted basis would have been reduced to $.82 and $.80, respectively. There would have been no material impact in 1996.

  On April 21, 1994, the shareholders approved the Company's 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the grant of up to 1,350,000 Incentive Stock Options to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. The options expire ten years from the date of grant. Generally, the options are to be granted within ten years from the date of the adoption of the plan.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  Transactions involving the 1994 Plan are summarized as follows:

                                              1996        1995         1994
                                            ----------  ----------  -----------
Option Shares
Outstanding, January 1 ...................  1,204,000     715,500          --
Granted ..................................     95,000     628,500     835,500
Canceled .................................   (136,000)   (140,000)   (120,000)
Exercised ($22.00 to $25.50) .............    (29,000)         --          --
                                            ---------   ---------    --------
Outstanding, December 31 at $19.88 to
 $26.75 in 1996 and at $19.88 to $25.50 in
 1995 and at $22.50 to $25.50 in 1994) ...  1,134,000   1,204,000     715,500
                                            =========   =========    ========
Exercisable, December 31 .................    348,700     142,100          --
                                            =========   =========    ========


  On November 7, 1996, the shareholders approved the Company's 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of up to 2,000,000 shares of Common Stock pursuant to awards granted under the 1996 Plan. Awards granted under the 1996 Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. The 1996 Plan is intended to effectively replace the 1994 Plan. Upon termination of the 1994 Plan, all shares of Common Stock reserved under the 1994 Plan, which are not then subject to outstanding awards will be available for awards under the 1996 Plan. However, the total amount of authorized shares under the 1996 Plan, may not exceed 3,350,000. Furthermore, the Company may offer to certain employees holding stock options under the 1994 Plan the opportunity to surrender their existing options for new outperformance options under the 1996 Plan. No awards were granted in 1996 under the 1996 Plan.

  In November 1996, the shareholders approved a stock purchase plan for certain key executives (the "Executive Stock Match Plan"). Under the Executive Stock Match Plan, participants may purchase shares of Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the Executive Stock Match Plan. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of Common Stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of Common Stock for each share unit being distributed.

  Following the crediting of each share unit to a participant's account, the Company will issue a matching share of Common Stock in the participant's name. Each matching share is subject to forfeiture as provided in the Executive Stock Match Plan. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. The number of shares which may be distributed under the Executive Stock Match Plan as matching shares or in payment of share units is 400,000. Under the Executive Stock Match Plan, 31,180 matching shares were issued in 1996.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The Board has the power to amend or terminate the Executive Stock Match Plan at any time, and to freeze or suspend contributions to the Executive Stock Match Plan. Amounts contributed under the Executive Stock Match Plan will be subject to the claims of the Company's creditors and creditors of certain affiliates of the Company.

12. Pension and Employee Benefits
    -----------------------------

  Through December 31, 1996, substantially all of the Company's employees are included in a trusteed noncontributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. The Company funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. Substantially all employees of the Company's Pennsylvania Cable System (formerly Twin County Trans Video, Inc.) were covered by an underfunded plan which was merged into the Company's overfunded plan on February 28,1996.

  Pension cost (credit) is as follows:

                                                1996       1995        1994
                                               --------  ---------  -----------
Benefits earned during the year (service
 cost).......................................  $ 2,365   $  1,656    $  1,685
Interest cost on projected benefit
 obligation .................................    3,412      3,083       2,734
Actual return on plan assets ................   (3,880)   (12,897)      5,635
Other components -- net .....................   (1,456)     8,482     (10,744)
                                               -------   --------    --------
Net periodic pension cost (credit) ..........  $   441   $    324    $   (690)
                                               =======   ========    ========


  In connection with a possible restructuring (Note 19), the Company completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees other than those of the Telephone and Communications Services Groups, no longer accrue benefits under the defined benefit pension plan, but will become fully vested in their benefit accrued through that date. The Company notified affected participants in December 1996. In December 1996, the Company allocated pension plan assets of $6,984 to a separate plan for employees who no longer accrue benefits after December 31, 1996 (the "curtailed plan"). The underlying liabilities were also allocated. The Company anticipates that the majority of such liabilities will be settled by lump sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292.

This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation of $3,917 and unrecognized items of $1,148 resulting in prepaid pension cost of $2,769, which is included in prepayments and other in the accompanying 1996 Consolidated Balance Sheet.

Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of the Company with a fair value of approximately $5,835 and $11,195 at December 31, 1996 and 1995, respectively.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31:

                                                 1996            1995
                                               ---------  ------------------
                                                          UNDER-      OVER-
                                                          FUNDED      FUNDED
                                                           PLAN        PLAN
                                                          --------  -----------
Plan assets at fair value ...................  $ 55,325   $   471    $ 60,108
Actuarial present value of benefit
 obligations:
  Accumulated benefit obligation:
    Vested ..................................    32,372     1,122      34,152
    Nonvested ...............................     1,704        20       2,104
                                               --------   -------    --------
Total .......................................    34,076     1,142      36,256
Effect of increases in compensation .........     6,042       718       8,687
                                               --------   -------    --------

Plan assets in excess of (less than)
 projected benefit obligation ...............    15,207    (1,389)     15,165
Unrecognized transition asset ...............    (3,463)       --      (4,432)
Unrecognized prior service cost .............     2,438        --       2,969
Unrecognized net gain .......................   (11,215)     (146)    (10,133)
                                               --------   -------    --------

Prepaid (accrued) pension cost ..............  $  2,967   $(1,535)   $  3,569
                                               ========   =======    ========


  Prepaid pension cost is included in deferred charges and other assets in the accompanying consolidated balance sheets. Accrued pension cost is included in other deferred credits in the accompanying 1995 consolidated balance sheet.

  The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

                                                                DECEMBER 31,
                                                              ----------------
                                                              1996  1995   1994
                                                              ----  ----  ------
Discount rate ..............................................  7.5%  7.0%   8.0%
Expected long-term rate of return on plan assets ...........  8.0%  8.0%   8.0%
Weighted average long-term rate of compensation increases ..  6.0%  6.0%   6.0%


  The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $901, $750, and $652 in 1996, 1995 and 1994, respectively.

  For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The net periodic cost for postretirement health care and life insurance benefits included the following components:

                                                              1996  1995   1994
                                                              ----  ----  ------
Service cost ...............................................  $  5  $  5   $  5
Interest cost ..............................................   165   168    172
                                                              ----  ----   ----
Net periodic postretirement benefit cost ...................  $170  $173   $177
                                                              ====  ====   ====


  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31:

                                                                1996     1995
                                                               ------  --------
       Accumulated postretirement benefit obligation:
       Retirees and dependents ..............................  $2,157   $2,264
       Fully eligible active plan participants ..............      73       94
                                                               ------   ------
       Total obligation .....................................   2,230    2,358
       Plan assets ..........................................      --       --
                                                               ------   ------
       Accumulated benefit obligation in excess of plan
        assets...............................................   2,230    2,358
       Unrecognized net gain ................................     295      177
                                                               ------   ------
       Accrued postretirement benefit liability .............  $2,525   $2,535
                                                               ======   ======


  The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheets.

  The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996, 7% in 1995 and 8% in 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% for 1996, 11.5% for 1995 and 13.5% for 1994 declining over a sixteen-year period to an ultimate rate of 6%.

  The effect of increasing the assumed health care cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by approximately $67 and $75, respectively, and increase the net periodic postretirement benefit cost by approximately $5 in 1996, $6 in 1995 and $5 in 1994.

  The Company also has a non-qualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,088 and $1,126 at December 31, 1996 and 1995, respectively. Pension expense for the plans was $79, $77, and $77 in 1996, 1995 and 1994, respectively.

  The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accounts for these benefits under Statement of Financial Accounting Standards No. 112--"Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $1,107 in 1996, $453 in 1995 and $685 in 1994.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


13. Income Taxes
    ------------

  The Provision (Benefit) for Income Taxes is reflected in the Consolidated Statements of Operations as Follows:

                                                  1996      1995       1994
                                                 --------  --------  ----------
Currently payable
  Federal .....................................  $16,779   $ 4,031    $ 3,607
  State .......................................    4,942     3,602      3,202
                                                 -------   -------    -------
    Total .....................................   21,721     7,633      6,809
Deferred, net --
  Federal .....................................   (4,510)    5,914      1,248
  State .......................................   (1,079)   (4,155)    (3,549)
                                                 -------   -------    -------
    Total deferred ............................   (5,589)    1,759     (2,301)
Investment tax credit amortization ............     (378)     (536)      (688)
                                                 -------   -------    -------
Provision (benefit) for income taxes:
  From continuing operations ..................  $15,754   $ 8,856    $ 3,820
  From extraordinary items ....................       --        --     (3,896)
  From gain on disposal of discontinued
   operations..................................     (390)    1,910     56,333
  From discontinued operations ................      (17)     (194)       351
                                                 -------   -------    -------
  Total provision for income taxes               $15,347   $10,572    $56,608
                                                 =======   =======    =======


  The following is a reconciliation of income taxes at the applicable U.S. Federal statutory rate with income taxes recorded by the Company:

                                                   1996      1995       1994
                                                  --------  --------  ---------
Income from continuing operations before
 provision for income taxes, extraordinary items
 and cumulative effect of accounting principle
 changes........................................  $28,282   $31,582    $6,647
                                                  =======   =======    ======
Federal tax provision at statutory rate ........  $ 9,899   $11,054    $2,326
Increase (reduction) due to:
  State income taxes, net of federal benefit ...    2,541      (476)      311
  Amortization of investment tax credits .......     (281)     (536)     (688)
  Benefit of rate differential applied to
   reversing timing differences ................      (86)     (483)     (483)
  Estimated nondeductible expenses .............    3,182      (103)    1,304
  Dividends received deduction .................       (1)       (5)      (27)
  Nondeductible goodwill .......................      956       566       180
  Equity in unconsolidated entities ............   (1,165)     (667)      839
  Tax-exempt interest income ...................       --        (4)      (98)
  Other, net ...................................      709      (490)      156
                                                  -------   -------    ------
Provision for income taxes .....................  $15,754   $ 8,856    $3,820
                                                  =======   =======    ======


  For 1996, estimated non-deductible expenses relate primarily to charges in connection with the possible restructuring of the Company. For 1994 and 1995, estimated non-deductible expenses relate to provisions made in anticipation of final resolution of the Company's IRS examination.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  In 1995, the Company received official notification of final settlement from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990 and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. As a result of this disallowance, taxes payable for prior years increased approximately $5 million, net operating loss carryforwards were reduced by approximately $26 million and AMT credits were increased by approximately $5 million. Additionally, interest of approximately $1.2 million was payable. The amount accrued in years prior to 1995 was sufficient to satisfy the above adjustment.

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                         1996         1995
                                                       ----------  ------------
Net operating loss carryforwards.....................  $   5,990    $   4,883
Alternative minimum tax credits......................        258        5,377
Regulatory liability--deferred taxes.................         --        6,877
Employee benefit plans...............................      2,028        1,252
Accruals for nonrecurring charges and contract
 settlements.........................................      1,810        3,434
Reserve for bad debts................................      1,360        1,032
Investment in unconsolidated entity..................      3,172        2,399
Start-up costs.......................................        953        1,424
All other............................................      7,090        5,601
                                                       ---------    ---------
Total deferred tax assets............................     22,661       32,279
                                                       ---------    ---------
Property, plant and equipment........................    (68,975)     (71,295)
Intangible assets....................................    (31,456)     (39,979)
Regulatory asset--state flow-through.................         --       (7,070)
All other............................................       (228)      (2,478)
                                                       ---------    ---------
Total deferred tax liabilities.......................   (100,659)    (120,822)
                                                       ---------    ---------
  Subtotal...........................................    (77,998)     (88,543)
                                                       ---------    ---------
Valuation allowance..................................     (5,697)      (4,464)
                                                       ---------    ---------
Total deferred taxes.................................  $ (83,695)   $ (93,007)
                                                       =========    =========


  In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, after consideration of the valuation allowance, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

  Since the Pennsylvania Public Utility Commission ("PPUC") has not adopted
SFAS 109 for ratemaking purposes, prior to 1996, the Company's telephone subsidiary accounted for SFAS 109 in conjunction with SFAS 71. Therefore, the Telephone Group recorded deferred taxes for temporary differences previously flowed through; unamortized ITC balances; and the effects of rate changes by establishing corresponding regulatory assets and liabilities, which amounted to $26,212 and $25,241, respectively, at December 31, 1995. Included in the regulatory asset was $1,812 related to the increase in federal tax rates from 34% to 35% in 1994. In addition, included in the regulatory liability was $4,749 related to the decrease in Pennsylvania state income tax during 1995 and 1994. Also, based on the settlement reached with the PPUC (Note 15), the Telephone Group did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory asset was included in deferred charges and the regulatory liability was included in other deferred credits in the December 31, 1995 consolidated balance sheet. As discussed in Note 14 in 1996, the Telephone Group discontinued the application of SFAS 71 and wrote off the previously established regulatory assets and liabilities and recognizes state deferred taxes in income.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  Mercom, a subsidiary which is consolidated for financial statement purposes, but not for federal income tax purposes, has federal income tax net operating loss carryforwards totaling $10,098, which begin to expire in 2005. Of the total valuation allowance, $1,190 has been recorded to offset deferred tax assets related to federal net operating loss carryforwards generated by Mercom. In addition, in 1996, $2,376 has been recorded to offset deferred tax assets related to state net operating loss carryforwards primarily generated by certain C-TEC subsidiaries.

  The net change in the valuation allowance for deferred tax assets during 1996 was an increase of $1,233.

  The Company has been liable for Federal and State AMT. At December 31, 1996, the cumulative minimum tax credits are $376. These amounts primarily represent state AMT credits for the C-TEC consolidated federal tax group. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.

14. Regulatory Accounting Principles
    --------------------------------

  Prior to 1996, the Company's Telephone Group followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.

  In accordance with SFAS 71, the effects of SFAS 109 on the Telephone Group were deferred on the balance sheet as regulatory assets and liabilities which represented the anticipated future regulatory recognition of SFAS 109 on the Telephone Group adjustments. At December 31, 1995, regulatory assets aggregated approximately $26,200 and regulatory liabilities aggregated approximately $25,200. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on the settlement reached with the PPUC (Note 15), the Telephone Group did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

  As a result of filing an alternative regulation plan with the PPUC, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by SFAS 71. In this filing the Telephone Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Telephone Group believed approval of the plan was probable; therefore, it discontinued application of SFAS 71 and, in accordance with Statement of Financial Accounting Standards No. 101 -- "Accounting for the Discontinuation of the Application of SFAS 71", wrote off the regulatory assets and liabilities previously recognized pursuant to SFAS 71, resulting in an extraordinary charge of $1,928.

  Each year the Telephone Group performed a study to determine the remaining economic useful lives of regulated plant and adjusted them, when necessary, for both financial reporting and regulatory purposes. Since financial reporting and regulatory lives were similar, discontinuance of the application of SFAS 71 did not impact recorded fixed asset values.

  The Telephone Group received approval of an alternative regulation plan in January 1997.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


15. Commitments and Contingencies
    -----------------------------

  a. The Company had various purchase commitments at December 31, 1996 related to its 1997 construction budget.

  b. Total rental expense, primarily for pole rentals, was $7,216, $5,212 and $3,630 in 1996, 1995 and 1994, respectively. At December 31, 1996, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $3,819 which are expected to continue indefinitely, are as follows:

     YEAR                                            AGGREGATE AMOUNTS
     ----                                           -------------------
     1997.........................................        $3,981
     1998.........................................        $3,749
     1999.........................................        $2,837
     2000.........................................        $2,741
     2001.........................................        $3,816
     After 2001...................................        $4,514


  c. In 1992, the Company entered into a restated data processing agreement for the provision to the Company of data processing services and products including the general management of the Company's data processing operations and installation and enhancement of software systems. The Company pays a monthly fee of $348, with provision for monthly increases based on increases in usage of services over base volumes and for annual increases based on increases in the Consumer Price Index. The agreement expires December 1997.

  d. The Company has outstanding letters of credit aggregating $3,060 at December 31, 1996.

  e. During 1993, the PPUC conducted a review of Commonwealth Telephone Company's ("CTCo") transactions with affiliates and analyzed the earnings of CTCo. Among other things, under the terms of an agreement reached with the PPUC concerning this review, CTCo is providing its residential customers touch-tone service free of charge beginning February 1, 1994. The PPUC has also required the Company to permit only income taxes actually paid to be recognized as a cost of service. Accordingly, subsequent to December 31, 1993, the Company did not recover in rates deferred state income taxes on certain temporary differences between the book and tax basis related to property, plant, and equipment. As a result of the Company's decision to discontinue the application of SFAS 71
(Note 14), the Telephone Group includes state deferred taxes in income.

  f. The Telephone Group has entered into various software licensing agreements which will enable it to provide enhanced services to customers. The Long Distance Group has entered into various noncancelable contracts for network services. Futures obligations under these agreements are as follows:

                                                    SOFTWARE    NETWORK
     YEAR                                           LICENSING   SERVICES
     ----                                           ---------  ----------
     1997.........................................    $592       $6,062
     1998.........................................    $592       $9,000
     1999.........................................      --       $5,500

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  g. The Cable Group is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended and the Telecommunications Act of 1996. The Cable Group has either settled challenges or accrued for anticipated exposures related to rate regulation. However, there is no assurance that there will not be additional challenges to its rates. The 1996 and 1994 statements of operations includes charges aggregating approximately $833 and $1,600, respectively, relating to cable rate regulation exposures. Such charges were not significant in 1995.

  h. In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

16. Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

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

  c. Long-term investments and note and interest receivable

  Long-term investments and note and interest receivable consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It was not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock, it is issued only at par and can be held only by recipients of RTB loans. The note and interest receivable are carried at cost plus accrued interest which management believes approximates fair value.

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

  e. Letters of credit

  The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The estimated fair value of the Company's financial instruments are as follows at December 31:

                                              1996                1995
                                       ------------------  ------------------
                                       CARRYING    FAIR    CARRYING     FAIR
                                        AMOUNT    VALUE     AMOUNT     VALUE
                                       --------  --------  --------  ----------
Financial assets:
  Cash and temporary cash
   investments ......................  $ 76,140  $ 76,140  $ 49,397   $ 49,397
  Short-term investments ............  $ 46,831  $ 46,831  $120,487   $120,487
  Note and interest receivable ......  $ 15,310  $ 15,310  $      0   $      0
Financial liabilities:
  Fixed rate long-term debt:
    Senior Secured Notes-9.65% ......  $131,250  $137,459  $150,000   $160,737
    Mortgage note payable to the
     National Bank for Cooperatives .  $ 80,058  $ 83,566  $ 86,595   $ 92,512
    Promissory Note-5% ..............  $     --  $     --  $  4,000   $  3,370
    Floating rate long-term debt:
  Revolving Credit Agreement ........  $     --  $     --  $  7,000   $  7,000
    Mercom Term Credit Agreement ....  $ 17,430  $ 17,430  $ 18,930   $ 18,930
  Mortgage note payable to the
   National Bank for Cooperatives ...  $ 30,308  $ 30,308  $ 32,781   $ 32,781
Unrecognized financial instruments:
  Letters of credit .................  $  3,060  $  3,060  $  2,658   $  2,658


17. Off Balance Sheet Risk and Concentration of Credit Risk
    -------------------------------------------------------

  Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments, and short-term investments.

  The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the credit worthiness of the institutions with which it invests. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

  Concentrations of credit risk with respect to receivables are limited due to a large, geographically dispersed customer base.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


18. Quarterly Information (Unaudited)
    ---------------------

                                       FIRST     SECOND     THIRD      FOURTH
1996                                  QUARTER   QUARTER**  QUARTER    QUARTER
----                                  --------  ---------  --------  ----------
Sales ..............................  $88,977   $91,365    $92,161    $94,805
Operating Income ...................    9,893     9,120      9,891      7,583
Income (Loss) from Continuing
 Operations Before Extraordinary
 Items and Cumulative Effect of
 Accounting Principle Change .......    3,592     5,034      4,140       (238)
Gain (Loss) on Disposal of
 discontinued operations ...........       --        --       (358)       198
Income (Loss) from Discontinued
 Operations  .......................       27        (9)       (53)       (20)
Extraordinary Item .................   (1,928)       --         --         --
Net Income (Loss) ..................  $ 1,691   $ 5,025    $ 3,729    $   (60)
Income (Loss) Per Average Common
 Share from Continuing Operations
 Before Extraordinary Items and
 Cumulative Effect of Accounting
 Principle Change ..................  $   .12   $   .14    $   .11    $  (.07)
Net Income (Loss) Available to
 Common Shareholders Per Average
 Common Share   ....................  $   .06   $   .14    $   .10    $  (.06)
Common Stock *
  Closing Price
    High ...........................  $ 38.00   $ 37.13    $ 29.38    $ 27.50
    Low ............................  $ 30.75   $ 27.00    $ 24.00    $ 23.63
Class B Stock *
  Closing Price
    High ...........................  $ 37.25   $ 36.50    $ 29.38    $ 26.50
    Low ............................  $ 30.50   $ 27.00    $ 23.50    $ 23.00


Note: There is no difference between primary and fully diluted earnings per share. The conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                          FIRST   SECOND    THIRD      FOURTH
1995                                     QUARTER  QUARTER  QUARTER    QUARTER
----                                     -------  -------  --------  ----------
Sales .................................  $73,163  $79,210  $85,044    $87,271
Operating income ......................   12,027   12,929   12,683      4,890
Income (Loss) from Continuing
 Operations Before Extraordinary Items
 and Cumulative Effect of Accounting
 Principle Change .....................    5,202    9,782    5,767      1,975
Gain (loss) on Disposal of discontinued
 operations............................       --       --    1,113       (835)
Income (Loss) from Discontinued
 Operations............................       15      113     (330)       477
Net Income ............................  $ 5,217  $ 9,895  $ 6,550    $ 1,617
Income Per Average Common Share from
 Continuing Operations Before
 Extraordinary Item and Cumulative
 Effect of Accounting Principle
 Changes ..............................  $   .19  $   .36  $   .21    $   .07
Net Income Available to Common
 Shareholders Per Average Common Share   $   .19  $   .36  $   .24    $   .06
Common Stock *
  Closing Price
    High ..............................  $ 24.38  $ 25.75  $ 26.38    $ 32.25
    Low ...............................  $ 19.50  $ 19.13  $ 22.88    $ 21.00
Class B Stock *
  Closing Price
    High ..............................  $ 24.13  $ 25.50  $ 26.75    $ 32.00
    Low ...............................  $ 19.25  $ 19.00  $ 23.00    $ 21.00


---------

  * The Company's stock prices are quoted from the National Association of Securities Dealers, Inc. monthly statistical report.

 ** Sales for the second quarter of 1996 have been increased by $424 and operating income for the second quarter of 1996 has been decreased by $2,298 from amounts previously reported in connection with the rescission of the sale of RCN to Kiewit Telecom Holdings. This change reflects the difference between consolidation and equity method accounting for RCN for the period April 1996 to June 1996 (Note 19).

(1) Net income for the first, second, third and fourth quarters of 1996 was unfavorably impacted by higher depreciation and amortization, when compared to the same period in 1995 of approximately $5,609, $4,967, $2,807 and $1,188, net of taxes, respectively. These increases result primarily from the acquisition of Twin County and the securing of a majority voting interest in Mercom in May 1995 and August 1995, respectively and from the acquisition of an 80.1% interest in Freedom on August 30, 1996.

(2) Net income for the first quarter of 1996 was unfavorably impacted by expenses of approximately $973, net of taxes, associated with the Company's possible restructuring.

(3) Net income for the first quarter of 1996 was unfavorably impacted by an extraordinary item of $1,928, net of taxes, resulting from the discontinuation of SFAS 71 by the Telephone Group.

(4) Net income for the second quarter of 1996 was favorably impacted by receipt of royalty income of $1,116, net of taxes, relating to settlement of minimum royalty fees due to the Company on cellular software products sold by the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


(5) Net income for the third quarter of 1996 was unfavorably impacted by $1,669 paid to Kiewit Telecom Holdings (formerly RCN Corporation) in connection with the August 1996 recission of the sale of RCN and the acquisition of Kiewit Telecom Holdings' 80.1% interest in Freedom to compensate Kiewit Telecom Holdings for forgone interest on the amount of its investment in these entities.

(6) Net income for the fourth quarter of 1996 was unfavorably impacted by the expenses of approximately $2,001 associated with the company's possible restructuring.

(7) Net income for the fourth quarter of 1996 was favorably impacted by a gain of $2,343, net of taxes, associated with the partial curtailment and related settlement of the Company's defined benefit pension plan.

(8) Net income for the first quarter of 1995 was unfavorably impacted by the Company's equity in the loss of Megacable, S.A. de C.V., of $1,390, net of taxes, resulting primarily from foreign currency transaction losses.

(9) Net income for the second quarter of 1995 was favorably impacted by the gain of $1,879, net of taxes, on the disposition of the Company's equity position in Northeast Networks, Inc.

(10) Net income for the second quarter of 1995 was unfavorably impacted by an accrual of approximately $536, net of taxes, related to the termination of certain contracts of the Long Distance Group.

(11) Net income for the third quarter of 1995 was favorably impacted by a gain of $1,113, net of taxes, on the disposition of the Company's paging operations.

(12) Net income for the third and fourth quarters of 1995 was unfavorably impacted by additional depreciation and amortization of approximately $2,900 and $5,900, respectively, net of taxes, resulting from the Twin County and Mercom acquisitions.

(13) Net income for the fourth quarter of 1995 was unfavorably impacted by certain accruals for one time post-employment benefits of $591, net of taxes.

  Quarterly earnings per share are based on weighted average number of shares outstanding for each quarter, and as a result, may not add to the annual amount, which is based on average shares outstanding during the year. Earnings per share for the second and third quarters have been revised from the amounts previously reported to give effect to the accretion of carrying value by charges to retained earnings on redeemable preferred stock. Earnings per share decreased $.02 and $.01 for the second and third quarters of 1996, respectively.

19. Nonrecurring Charges and Possible Restructuring
    -----------------------------------------------

  In March 1996, the Company signed a definitive agreement (the "Stock Purchase Agreement") for the sale to Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder of the following businesses (collectively, "Businesses Transferred Under Contractual Arrangement"); (i) C-TEC International, Inc., a subsidiary of the Company that owns a 40% interest in Megacable and $13,088 note payable by Mazon Corporativo, S.A. de C.V.; (ii) TEC-AIR, Inc., which owns a corporate jet aircraft; (iii) Commonwealth Long Distance Company, which comprises the Company's Long Distance Group; and (iv) Residential Communications Network, Inc., (now known as RCN Telecom Services, Inc.) start up, competitive fiber-based provider of local, long-distance telephone, video and internet services to the residential market.

  The Businesses Transferred Under Contractual Arrangement were to be sold at two separate closings. On April 1, 1996, the closing on the sale of RCN to Kiewit Telecom Holdings took place. The Company received cash proceeds of $17,500, subject to adjustments as defined in the Stock Purchase Agreement. As part of the first closing, the Company retained warrants to purchase approximately 6% of the common stock of RCN. This sale was subsequently rescinded in August 1996 as described below. The second closing, involving the sale of the other Businesses Transferred Under Contractual Arrangement (the "Other Transferred Businesses"), was subject to certain conditions and did not occur. Although a legal transfer of ownership occurred at the time of closing the sale of RCN to Kiewit Telecom Holdings, management believes that, as a result of the repurchase option, the risks and other incidents of ownership were not transferred to Kiewit Telecom Holdings with sufficient certainty to result in a divestiture for accounting purposes. Therefore, this operation is not accounted for as discontinued operations.

  Pursuant to the Stock Purchase Agreement, Kiewit Telecom Holdings agreed to certain standstill arrangements with respect to its equity interest in the Company.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The Stock Purchase Agreement provided the Company an option, at its election, to rescind the sale of any or all of the Businesses Transferred Under Contractual Arrangement on the terms set forth in the definitive agreement under certain conditions. The Stock Purchase Agreement further provided that if the Company elected to exercise its option to rescind the sale of the Businesses Transferred Under Contractual Arrangement, it would have the right and the obligation to purchase Kiewit Telecom Holdings' 80.1% interest in Freedom New York, L.L.C., a Delaware limited liability company ("Freedom") and all related rights and liabilities (collectively, the "Freedom Interest") on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The Stock Purchase Agreement provided that the repurchase price for RCN and the purchase price for the Freedom Interest would be equal to Kiewit Telecom Holdings' investment in these assets plus an amount to compensate for forgone interest on the amount invested. In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television.

  In August 1996, in the wake of the newly issued rules of the Telecommunications Act of 1996, and other changed circumstances, the Company announced that its Board of Directors approved a plan for C-TEC to reacquire RCN and acquire Kiewit Telecom Holdings' Freedom Interest, and merge those operations with C-TEC Corporation. The decision to reacquire RCN coincides with C-TEC's decision to close all discussions concerning a sale of its cable television unit and the new favorable regulatory conditions. Furthermore, the closing of the sale involving the Other Transferred Businesses was subject to certain conditions and did not occur. C-TEC exercised its option to rescind the transaction and reacquire the Businesses Transferred Under Contractual Arrangement on August 30, 1996. The repurchase price for RCN was approximately $28,000, and the purchase price for the Freedom Interest was approximately $29,000. The exercise of this option and the related transactions were approved by a special committee of the Board composed of directors unaffiliated with Kiewit Telecom Holdings. This transaction has been accounted for as a rescission of the original sale of RCN to Kiewit Telecom Holdings and the financial statements of RCN are consolidated with the Company's financial statements for the entire year. The Company had accounted for RCN under the equity method from April 1, 1996 through August 1996.

  The acquisition of the Freedom Interest is reflected in the accompanying Condensed Consolidated Financial Statements as a purchase (Note 3).

  On February 13, 1997, C-TEC Corporation announced that its Board of Directors approved a plan to separate its operations along business lines into three separate, publicly traded companies. Under the plan, C-TEC will spin-off to its shareholders the stock of RCN and the stock of C-TEC Cable Systems of Michigan, Inc., a wholly owned subsidiary of C-TEC Cable Systems, Inc., which is a wholly owned subsidiary of the Company. It is anticipated that the spin-offs will occur by the end of 1997. The spin-offs are, however, subject to the receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-offs, the receipt of other regulatory approvals, and certain other conditions. There can be no assurances that any transaction will take place. The move is intended to allow all three operations to focus on the growth of their respective core businesses and to enhance the value of these operations.

  Under the plan, C-TEC's operations will be separated into three independent companies:

  . RCN, which will primarily consist of RCN Telecom Services, which provides competitive video and telecommunications services in Boston and New York, the Company's New York City, New Jersey, and Pennsylvania cable television operations, and the Company's investment in Megacable S.A. de C.V., Mexico's largest cable MSO

  . C-TEC Corporation, which will be renamed CTCo and will primarily consist of the Company's local telephone operations and related engineering business

  . C-TEC Cable Systems of Michigan, Inc. which will consist of the Company's classic cable television operations in Michigan, including its 62% interest in Mercom, Inc.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


  The restructuring will permit investors and the financial market to better understand and evaluate the Company's various businesses. In addition, the restructuring will allow the Company to raise capital for the future expansion of RCN on the most efficient terms, and it will permit the separate companies to offer employees equity incentives more closely linked to its performance, including in the case of RCN, by establishing an Employee Stock Ownership Plan
(ESOP).

  The three publicly held companies will each have separate boards of directors and anticipate trading on The Nasdaq Stock Market. C-TEC does not expect staff reductions or employee layoffs as a result of the separation of the businesses.

  The Company recognized expenses associated with its restructuring efforts of $4,537 in 1996 which are reflected in the 1996 Consolidated Statement of Operations as nonrecurring charges.

C-TEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


20. Certain Related Party Transactions
    ----------------------------------

  The Company and MFS Communications Company ("MFS") had six of thirteen common Board of Directors members during 1996. During 1996, the Company paid MFS approximately $4,900 primarily for network costs. Also during 1996, the Company earned approximately $2,200 in revenue from MFS, primarily for construction management services. MFS is now a WorldCom subsidiary.

21. Subsequent Event
    ----------------

  On March 21, 1997, the Company paid $15,000 in full satisfaction of contingent consideration payable for the acquisition of Freedom (Note 3). Additionally, pursuant to the terms of the Freedom Operating Agreement, the assets of RCN Telecom Services of New York, Inc., a wholly owned subsidiary of RCN, were contributed to Freedom, in which the Company had an 80.1% ownership interest. Subsequent to this contribution, the Company paid $15,000 to acquire the minority ownership of Freedom. These amounts will primarily be allocated to excess cost over fair value of net assets acquired and are expected to be amortized over a period of approximately six years. The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners. The Company will charge this amount to operations for the quarter ended March 31, 1997.

                              REPORT OF MANAGEMENT

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



Bruce C. Godfrey
Executive Vice President -- Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF C-TEC CORPORATION:

  We have audited the consolidated financial statements and financial statement schedules of C-TEC Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C-TEC Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As discussed in Note 14 to the consolidated financial statements, effective January 1, 1996, the Company discontinued accounting for the operations of its telephone subsidiary in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". As discussed in Notes 1 and 12 to the consolidated financial statements effective January 1, 1994, the Company changed its methods of accounting for certain investments in debt and equity securities and postemployment benefits.



COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 28, 1997, except for the
information presented in Note 21,
for which the date is March 21, 1997.

                                   FORM 10-K

                               INDEX TO EXHIBITS

Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14(a)(3) hereof. The following exhibits are being filed herewith.

Exhibit No.
(11)  Computation of Per Share Earnings
(21)  Subsidiaries of the Registrant
(23)  Consent of Independent Accountants
(24)  Directors' Power of Attorney
(27)  Financial Data Schedule