Form 10-K405/A
period 1996-12-31
C TEC CORP
filed 1997-04-30
CIK 310433

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

                          Commission File No. 0-11053
                               C-TEC CORPORATION
             (Exact name of registrant as specified in its charter)
              Pennsylvania                              23-2093008
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

          105 Carnegie Center, Princeton, New Jersey            08540
           (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number including area code:    609-734-3700
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

                                     -None-

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

Information as of March 1, 1997 for the other current Directors is set forth below:

                                                                                                                            Director
Name of Director               Age                                                                                          Since
----------------               ---                                                                                          --------
James Q. Crowe                  47      Chairman of the Board, WorldCom, Inc. since December 1996.                          1993
                                        Mr. Crowe served as Chairman of the Board of MFS Communications
                                        Company, Inc. ("MFSCC") since 1988 and Chief Executive Officer since
                                        November 1991 and was President of MFSCC from January 1988 to June 1989 and April 1990 to January 1992.  Mr. Crowe is a director of Peter
                                        Kiewit Sons' Inc. ("PKS"), a construction and mining company and
                                        California Energy Company, Inc., ("CECI"), a geothermal energy  producer.

Stuart E. Graham                51      Chairman, President and Chief Executive Officer, Skanska                            1990
                                        Engineering and Construction Inc. since 1994 and held various positions throughout the company, being appointed Vice President of Operations in 1977.
                                        He is also President and Chief Executive Officer of Slattery Associates,
                                        Inc. since 1995.

Frank M. Henry                  63      Chairman, Frank Martz Coach Company since 1995 and was President, Frank Martz       1980
                                        Coach Company from 1964 to 1995; President, Gold Line, Inc. since 1975 and
                                        Director, First Union Corporation.

Richard R. Jaros                45      President, Kiewit Diversified Group, Inc. ("KDG"), a wholly owned subsidiary        1993
                                        of PKS, since 1996; Executive Vice President and Chief Financial Officer of
                                        PKS since 1995, and was Vice President of PKS from 1991 until 1992. Mr. Jaros was Chairman of the Board of CECI from January 1994 until May 1995 and
                                        President and Chief Operating Officer of CECI from 1992 until 1993. Mr. Jaros is a director of PKS, CECI and WorldCom, Inc.

Robert E. Julian                57      Chairman, PKS Information Services, Inc. since 1995; Executive Vice President       1993
                                        from 1992 to 1995; and Chief Financial Officer of PKS from 1992 to 1995.
                                        Mr. Julian serves as a director of PKS.

Daniel E. Knowles               67      Personnel Consultant of Cambridge Human Resources Consulting Group since            1995
                                        1989; President of Personnel and Administration, Grumman Corporation from
                                        1963 to 1989.

David C. Mitchell               55      Former Corporate Executive Vice President and Director of Rochester Telephone       1993
                                        Corporation.  Since 1963, Mr. Mitchell held various positions throughout the
                                        Company, encompassing virtually all disciplines of the Company.

Eugene Roth                     61      Partner, Rosenn, Jenkins and Greenwald (Attorneys) since 1964; Mr. Roth is a        1989
                                        director of the Pennsylvania Regional Board of First Fidelity Bank, N.A.


                                                                                                                            Director
Name of Director               Age                                                                                          Since
----------------               ---                                                                                          --------
Walter Scott, Jr.              65     Chairman of the Board and President of PKS for more than the past five years.         1993
                                      Mr. Scott is also a director of Berkshire Hathaway Inc., Burlington Resources,
                                      Inc., CECI, ConAgra, Inc., First Bank System, Inc., Valmont Industries, Inc.,
                                      KDG, Kiewit Telecom Holdings, Inc. ("KTH")(formerly RCN Corporation) and
                                      WorldCom, Inc.

Michael B. Yanney              63     President, Chairman and Chief Executive Officer of America First Companies            1996
                                      L.L.C. since 1984.  Mr. Yanney is a director of Burlington Northern Santa Fe
                                      Corporation, Lozier Corporation, Forest Oil Corporation, Freedom Communication,
                                      Inc., and Mid-America Apartment Communities.

-----
The Board of Directors is divided into three classes. David C. McCourt, David C. Mitchell, Daniel E. Knowles and Walter Scott, Jr. are members of Class I with terms expiring in 1997. Robert E. Julian, Frank M. Henry, Eugene Roth,
Michael B. Yanney, and Bruce C. Godfrey are members of Class II with terms expiring in 1998. James Q. Crowe, Stuart E. Graham, Richard R. Jaros and Michael
J. Mahoney are members of Class III with terms expiring in 1999.

Item 11.   Executive Compensation

     The following table sets forth, for the fiscal years ended December 31, 1994, 1995 and 1996, the cash compensation, as well as certain other compensation, paid or accrued to the named executive officers.


                                                    SUMMARY COMPENSATION TABLE

      Annual Compensation                                                                 Long Term Compensation
                                                                             Awards                    Payouts
                                                                    (1)       (4)       Securities
                                                                   Other   Restricted   Underlying                       (2)
     Name and                                                     Annual     Stock       Options        LTIP          All Other
     Position                   Year    Salary ($)  Bonus ($)    Comp ($)    Awards        (#)       Payouts ($)   Compensation ($)
David C. McCourt                1996     491,154    700,000         -       238,333             -          -          5,478
   Chairman of the              1995     397,885    700,000         -       220,000       250,000          -          5,612
   Board and C.E.O.             1994     375,000    500,000         -             -       250,000          -            387

Michael J. Mahoney              1996     235,027    175,000         -        67,017             -          -          5,478
   President and                1995     222,462    100,000         -        65,000             -          -          5,952
   Chief Operating              1994     190,719    125,000         -             -       100,000          -          5,585
   Officer

Bruce C. Godfrey                1996     221,462    165,000         -        74,333             -          -          4,965
   E.V.P.  and                  1995     183,731    150,000         -        67,000             -          -          4,790
   Chief Financial              1994     128,154     53,500         -             -        70,000          -            165
   Officer

Michael Gottdenker              1996     198,673    115,000         -        59,750        10,000          -         31,549
   E.V.P. - Telephone           1995      53,365    100,000         -             -        60,000          -         41,013
   Group                        1994          (3)        (3)       (3)           (3)           (3)        (3)            (3)

Michael A. Adams                1996     138,673    155,000         -        36,950             -          -          3,853
   President - Technology       1995     122,885     46,000         -        34,200        20,000          -          3,991
   and Strategic Development    1994      97,861     35,000         -             -        35,000          -            192


(1) The only type other Annual Compensation for each of the named executive officers was in the form of perquisites and was less than the level required for reporting.

(2) Includes the following amounts for the last fiscal year:
    (i) David McCourt: $396 - Company paid life insurance; $5,082 - 401(k) Company match;
    (ii) Bruce Godfrey: $396 - Company paid life insurance; $4,569 - 401(k) Company match;
    (iii) Michael Mahoney: $396 - Company paid life insurance; $5,082 -401(k) Company match;
    (iv) Michael Gottdenker: $396 - Company paid life insurance; $1,777 - 401(k) Company match;$29,376 - relocation expenses;
    (v) Michael Adams: $363 - Company paid life insurance; $3,490 - 401(k) Company match.

    The following amounts are for 1995 fiscal year:
    (i) David McCourt: $530 -Company paid life insurance;$5,082 - 401(k) Company match;
    (ii) Bruce Godfrey: $510 - Company paid life insurance;$4,280 - 401(k) Company match;
    (iii) Michael Mahoney: $870 - Company paid life insurance;$5,082 - 401(k) Company match;
    (iv) Michael Gottdenker: $54- Company paid life insurance; $40,959 - relocation expenses;
    (v) Michael Adams: $253 - Company paid life insurance; $3,738 - 401(k) Company match.

    Does not include $68,359 paid to certain senior officers listed for relocation expenses incurred in moving said senior officers and their families to the Company's new executive offices in Princeton, New Jersey.

    The following amounts are for 1994 fiscal year:
    (i)   David McCourt: $387 -Company paid life insurance;
    (ii)  Bruce Godfrey: $165 - Company paid life insurance;
    (iii) Michael Mahoney; $503 - Company paid life insurance;$5,082- 401(k) Company match;
    (iv)  Michael Adams: $192 - Company paid life insurance.

    Does not include $546,891 paid to certain senior officers listed for relocation expenses incurred in moving said senior officers and their families to the Company's new executive offices in Princeton, New Jersey.

(3) The information is not required since the named executive was not an executive officer during 1994.

(4) Represents the market value on the date of grant of restricted stock awards. Additional information with respect to aggregate restricted stock holdings awards is as follows as of December 31, 1996:

                                       Aggregate
                            Shares       Value
                           ---------   ---------
    David C. McCourt       13,307.58   $ 322,709
    Michael J. Mahoney      3,744.05   $  90,793
    Bruce C. Godfrey        4,034.90   $  97,846
    Michael Gottdenker      1,729.89   $  41,950
    Michael Adams           2,014.89   $  48,861

    Vesting of restricted shares is accelerated upon a change in control of the Company. Dividends, if any, are paid on restricted shares. Restricted stock holdings for the named executives as of December 31, 1996 vest as follows:


    December 1998                      10,616.28
    On or before December 1999         14,215.03


C-TEC OPTIONS/SAR GRANTS IN FISCAL YEAR 1996


                                                                                                          Potential Realizable
                                                                                                                Value at
                                                        %  of                                                Assumed Annual
                                      # of              Total                                                Rates of Stock
                                   Securities          Options                                              Price Appreciation
                                   Underlying          Granted        Exercise                               for Option Term
                                     Options          to Emp.in        or Base         Expiration         ---------------------
  Name                               Granted       Fiscal Yr. 1996      Price             Date             5% ($)     $10% ($)
-----------------------------      --------       ---------------    --------          -----------        -------    ----------
David McCourt                       -               0.00%              -                -                  -           -
Michael Mahoney                     -               0.00%              -                -                  -           -
Bruce Godfrey                       -               0.00%              -                -                  -           -
Michael Gottdenker                  10,000         10.53%              26.75            9/18/06            168,231     426,315
Michael Adams                       -               0.00%              -                -                  -           -


C-TEC AGGREGATED OPTIONS EXERCISES IN FISCAL YEAR 1996 AND FY-END OPTION VALUES

                                                                                                                 Value of
                                                                                                                Unexercised
                                                                             # of Securities Underlying         In-the-Money
                                              Shares                          Unexercised Options/SAR's          Options/SARs
                                             Acquired                              at FY-End                      at FY-End
 Name                                       on Exercise      Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------------               -----------      --------------   -------------------------   -------------------------
David McCourt                                    0               $    0            150,000/350,000             $331,250/$887,500
Michael Mahoney                                  0                    0             40,000/ 60,000                    0/       0
Bruce Godfrey                                    0                    0             28,000/ 42,000                    0/       0
Michael Gottdenker                               0                    0             12,000/ 58,000                    0/       0
Michael Adams                                    0                    0             18,000/ 37,000                2,750/  11,000


PENSION BENEFITS

   The following table shows the estimated annual benefits payable upon retirement for the named executive officers based upon the compensation and years of service classifications indicated under the Company's pension plan.

                                         Years of Service
                          -----------------------------------------------
Average Compensation        15        20        25        30        35
-----------------------   -------   -------   -------   -------   -------
$125,000                  $22,961   $30,615   $38,269   $45,923   $53,576
$150,000-$500,000          28,024    37,365    46,706    56,048    65,389





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

In connection with a possible restructuring, the Company completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective after December 31, 1996, in general, employees other than those of the Telephone and Communications Services Groups no longer accrue benefits under the defined benefit pension plan, but became fully vested in their benefit accrued through that date. Such benefits, for the named executives affected by this event, computed as the present value at July 31, 1997 (the expected payout date) of a life annuity beginning at age 65, are as follows:

               Daivd C. McCourt        $11,679
               Michael J. Mahoney      $29,124
               Bruce C. Godfrey        $10,874
               Michael Gottdenker        N/A
               Michael Adams           $ 7,249

DIRECTOR'S COMPENSATION

     Non-employee Directors of the Company receive a retainer of $900 per month and are paid $ 1,000 for each board meeting attended. The Committee Chairmen and other committee members are paid $500 and $300, respectively, for each committee meeting attended. In fiscal 1996, Stuart E. Graham, Frank M. Henry, David C. Mitchell, Daniel E. Knowles, Eugene Roth and Michael B. Yanney were paid $16,300, $18,200, $20,200, $20,500, $21,100, and $6,600, respectively, for the foregoing services. Compensation for director services rendered by Directors not employed as executive officers of the Company but employed as executive officers at PKS and MFS totaled $67,900 (1) and $15,700 (2), respectively, in 1996. In addition, in 1996 Stuart E. Graham, Frank M. Henry, Daniel E. Knowles and Eugene Roth were paid $21,000, $21,000, $21,000 and $31,039, respectively, for special committee fees in connection with the Company's possible restructuring.

--------------------

(1) Messrs. Jaros, Julian, Scott, and Stortz.
(2) Mr. Crowe.

OTHER RELATED INFORMATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The members of the Compensation Committee are Eugene Roth, Stuart E. Graham, Daniel E. Knowles and Michael B. Yanney
     Eugene Roth is a partner in Rosenn, Jenkins and Greenwald, which serves as counsel to the Company from time to time.

     Peter Kiewit Sons'. Inc., the Company's controlling shareholder, and/or its affiliates have a substantial stock ownership in California Energy Company, Inc., Kiewit Telecom Holdings (formerly RCN Corporation) and the Company. These companies share mutual director representation on their respective boards.

     Although members of the current Compensation Committee do not serve on any Kiewit-related compensation committees, James Q. Crowe and Richard R. Jaros, members of the Company's Executive Committee, are on the Compensation Committee of California Energy Company, Inc.

     For information regarding certain potential or completed transactions between the Company, including its subsidiaries and other affiliates of Peter Kiewit Sons', Inc., see "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

THE COMPANY

     Set forth below is certain information regarding the beneficial ownership of C-TEC Common Stock and C-TEC Class B Stock of the Company as of March 31, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Because the shares of C-TEC Class B Stock are convertible at the option of the holder into shares of C-TEC Common Stock on a one-for-one basis at any time and from time to time, the "Assuming Conversion" columns in the C-TEC Common Stock table reflect the total shares of C-TEC Common Stock which would be beneficially owned by such group assuming no other conversions. The "Percent of Class" columns represent ownership not voting interest. Shares of C-TEC Common Stock have one vote per share and shares of C-TEC Class B Stock have 15 votes per share. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

The Company

     Set forth below is certain information regarding the beneficial ownership of C-TEC Common Stock and C-TEC Class B Stock of C-TEC as of March 31, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Because the shares of C-TEC Class B Stock are convertible at the option of the holder into shares of C-TEC Common Stock on a one-for-one basis at any time and from time to time, the "Assuming Conversion" columns in the C-TEC Common Stock table reflect the total shares of C-TEC Common Stock which would be beneficially owned by such group assuming no other conversions. The "Percent of Class" columns represent ownership not voting interest. Shares of C-TEC Common Stock have one vote per share and shares of C-TEC Class B Stock have 15 votes per share. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                                     Assuming Conversion
                           Number of Shares of       -------------------
                           C-TEC Common Stock   Percent of          Percent of
Name of Beneficial Owner   Beficially Owned     Class        Total  Class Approx.
------------------------   -------------------  ----------   -----  -------------
James Q. Crowe                       -0-            -0-%       -0-      -0-%
Stuart E. Graham                     -0-            -0-        -0-      -0-
Frank M. Henry                      41,040           *       64,137      *
Richard R. Jaros                     -0-            -0-        -0-      -0-
Robert E. Julian                     4,100           *        4,100      *
Daniel E. Knowles                      500           *          500      *
David C. Mitchell                    2,300           *        2,300      *
Eugene Roth                            753           *        6,353      *
Walter Scott, Jr.                    -0-            -0-        -0-      -0-
Michael B. Yanney                    -0-/(7)/       -0-        -0-      -0-

Michael A. Adams                     5,111/(1)/      *        5,111      *
Bruce C. Godfrey                    17,523/(2)/      *       17,523      *
Michael I. Gottdenker                6,357/(3)/      *        6,357      *
David C. McCourt                    39,306/(4)(5)/   *       45,306      *
Michael J. Mahoney                  19,774/(6)/      *       19,774      *

All Directors and Named Executive
 Officers as a Group (15 persons)  136,764           *      176,111      *



                           Number of Shares of
                           C-TEC Class B Stock  Percent of
Name of Beneficial Owner   Beficially Owned     Class        Total
------------------------   -------------------  ----------   -----
James Q. Crowe                        -0-       -0-%         -0-
Stuart E. Graham                    4,650        *          4,650
Frank M. Henry                     23,097        *         23,097
Richard R. Jaros                      -0-       -0-          -0-
Robert E. Julian                      -0-       -0-          -0-
Daniel E. Knowles                     -0-       -0-          -0-
David C. Mitchell                     -0-       -0-          -0-
Eugene Roth                         5,600        *          5,600
Walter Scott, Jr.                     -0-       -0-          -0-
Michael B. Yanney                     -0-       -0-          -0-


Michael A. Adams                      -0-       -0-          -0-
Bruce C. Godfrey                      -0-       -0-          -0-
Michael I. Gottdenker                 -0-       -0-          -0-
David C. McCourt                    6,000        *          6,000
Michael J. Mahoney                    -0-       -0-          -0-

All Directors and Named Executive
  Officers as a Group (15 persons) 39,347        *         39,347

_______
(*)     Less than 1% of the outstanding of the class.

/(1)/ Includes the 4,349 shares which are comprised of C-TEC Common and the C-TEC matching restricted stock awards.

/(2)/ Includes the 11,766 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

/(3)/ Includes the 5,304 shares which are comprised of C-TEC Common and the C-TEC matching restricted stocks awards.

/(4)/ Includes the 30,670 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

/(5)/ Includes the 225 shares of C-TEC Common Stock which are owned by Mr. McCourt's wife and of which Mr. McCourt disclaims beneficial ownership.

/(6)/ Includes the 11,291 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

/(7)/ Excludes the 833 shares of C-TEC Common Stock which are owned by Mr. Yanney's wife and of which Mr. Yanney disclaims beneficial ownership.

Mercom, Inc.


     Set forth below is certain information regarding the beneficial ownership of Common Stock Mercom, Inc., a subsidiary of the Company, as of March 31, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                   Number of Shares                   Percent
Name of Beneficial Owner           Beneficially Owned                 of Class
--------------------------         ------------------                 --------
James Q. Crowe                               --                       --%
Stuart E. Graham                             --                       --
Frank M. Henry                               --                       --
Richard R. Jaros                             --                       --
Robert E. Julian                             --                       --
Daniel E. Knowles                            --                       --
David C. Mitchell                            --                       --
Eugene Roth                                  --                       --
Walter Scott, Jr.                            --                       --
Michael B. Yanney                            --                       --


Michael A. Adams                             --                       --
Bruce C. Godfrey                             --                       --
Michael I. Gottdenker                        --                       --
David C. McCourt                             --/(1)/                  --
Michael J. Mahoney                           --                       --


All Directors and Named Executive
  Officers as a Group (15 persons)           -0-                       *


(*)     Less than 1% of the outstanding of the class.

/(1)/ Mr. McCourt disclaims beneficial ownership of 50,000 shares which are owned by his wife which constitute approximately 1.69% of the Class.

Peter Kiewit Sons' Inc.


     Set forth below is certain information regarding the beneficial ownership of equity securities of PKS as March 31, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock (none of which is owned by managment), Class C Construction and Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D").

                           Number of   Percent of  Number of   Percent of
                           Class C     Class C     Class D     Class D
Name                       Shares      Shares      Shares      Shares
----                       ------      ------      ------      ------
James Q. Crowe               --         --%        134,369      *%
Stuart E. Graham             --         --         --           --
Frank M. Henry               --         --         --           --
Richard R. Jaros           25,772       *          121,128      *
Robert E. Julian             --         --         403,908      1.6
Daniel E. Knowles            --         --         --           --
David C. Mitchell            --         --         --           --
Eugene Roth                  --         --         --           --
Walter Scott, Jr.          250,000      2.7        3,393,374    13.8
Michael B. Yanney            --         --         --           --


Michael A. Adams                        --                      --
Bruce C. Godfrey             --         --         --           --
Michael I. Gottdenker                   --                      --
David C. McCourt             --         --         1,500        *
Michael J. Mahoney           --         --         --           --



(*)  Less than 1% of the outstanding of the class.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information with respect to the beneficial ownership of shares of C-TEC Common Stock and C-TEC Class B Stock of the Company by any person or group known to the Company to be a beneficial owner of more than five percent (5%) of either class of shares. The "Total" columns are unlikely to represent the sum of the related columns because most forms of ownership require that the same shares be disclosed in two of the columns.

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


                                                        C-TEC Common Stock

At March 31, 1997

                                                                                                                  Assuming
                                                              Without Conversion                                 Conversion
                                ==========================================================================  =======================
                                Sole        Sole         Shared   Shared                           Percent               Percent of
                                Voting      Investment   Voting   Investment                       of Class              Class
                                Power       Power        Power    Power                TOTAL       Approx.  TOTAL        Approx.
                                =========   ==========   ======   ==================   =========   =======  ==========   ==========
Kiewit Telecom Holdings,
 Inc.(1)                        8,226,262    8,226,262        0            0           8,226,262    41.5%   13,320,485           67%


Mario J. Gabelli Group (2)      1,575,537    1,576,037        0            0           1,576,037    7.94%    2,257,232         11.4%

                                                        C-TEC Class B Stock

Kiewit Telecom Holdings,
 Inc.(1)                        5,094,223    5,094,223        0             0          5,094,223   60.82%

Mario J. Gabelli Group (2)        681,195      681,195        0             0            681,195       9%

-------------
1. PKS is the sole stockholder of KDG, which holds 90% of the stock of KTH. David C. McCourt owns the remaining 10% of the stock of KTH. The address for KTH, KDG and PKS is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

2. Based on information obtained from Schedule 13Ds and amendments thereto for the C-TEC Common Stock and the C-TEC Class B Stock filed through March 31, 1997, with the Securities and Exchange Commission (the "SEC") by Mario J. Gabelli, together with GAMCO Investors, Inc., Gabelli Funds, Inc., Gabelli Performance Partnership, L.P., Gabelli International Limited, Gabelli International II Limited and Gabelli & Company, Inc., all of whose address is One Corporate Center, Rye, New York 10580-1434.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
TRANSACTIONS WITH MANAGEMENT AND CERTAIN CONCERNS

     David C. McCourt, Chairman, Chief Executive Officer and Director of the Company, is a Director of C-SPAN. In 1996, the Company paid $240,523 to C-SPAN for programming services.

     Frank M. Henry, a Director of the Company, is a principal in Martz Travel and Frank Martz Coach Company which perform certain travel and related services for the Company. In 1996, the Company paid $17,208 to Martz Travel and Frank Martz Coach Company.

     Frank M. Henry, together with his spouse, owns a 50% partnership interest in Frank M. Henry Associates, which leases office space to the Company under an amended lease which expired May 31, 1996. A total of $212,211 was paid by the Company to Frank M. Henry Associates for rent, utility, parking and maintenance services for 1996.

     Eugene Roth, a Director of the Company, is a partner in Rosenn, Jenkins and Greenwald which serves as counsel for the Company from time to time. In 1996, the Company paid $17,552 to Rosenn, Jenkins and Greenwald for legal services.

     David C. Mitchell, a Director of the Company, serves as a consultant to the Company and was paid $85,500 by the Company in 1996.

     During 1996, the Company paid MFS $4,872,518 primarily for network costs. Also during 1996, the Company earned $2,209,098 in revenue from MFS, primarily for construction management services. MFS is now a WorldCom subsidiary.

     See Part I, Item 1, "Other Matters" for a description of the terms of a sale and related rescission of the sale of certain of the Company's businesses to Kiewit Telecom Holdings (formerly RCN Corporation).

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


                                              C-TEC CORPORATION

DATE: April 30, 1997                          /s/ Bruce C. Godfrey
                                              ----------------------------
                                              Bruce C. Godfrey
                                              Executive Vice President and
                                              Chief Financial Officer