Form 10-Q
period 1997-03-31
C TEC CORP
filed 1997-05-15
CIK 310433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from      to
Commission file number               0-11053

                               C-TEC CORPORATION
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                   23-2093008
(State of other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


                              105 Carnegie Center
                          Princeton, New Jersey 08540
                    (Address of principal executive offices)
                                   (Zip Code)

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

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1997.

Common Stock               19,851,291
Class B Common Stock        7,632,793

                               C-TEC CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations-Quarters Ended March 31,
           1997 and 1996

           Condensed Consolidated Balance Sheets-
           March 31, 1997 and December 31, 1996

           Condensed Consolidated Statements of
           Cash Flows-Quarters Ended March 31,
           1997 and 1996

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

Item 6.    Exhibits and Reports on Form 8-K

           SIGNATURE

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                                                Quarter Ended
                                                                                                   March 31
                                                                                          1997                    1996
SALES                                                                                     $95,653                  $88,977

COSTS & EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION                                  64,274                   54,101

DEPRECIATION AND AMORTIZATION                                                              27,330                   23,334

NONRECURRING CHARGES                                                                       10,418                    1,649
                                                                                 -----------------      -------------------

OPERATING INCOME (LOSS)                                                                    (6,369)                   9,893

INTEREST & DIVIDEND INCOME                                                                  3,009                    3,741

INTEREST EXPENSE                                                                           (5,617)                  (6,437)

OTHER INCOME, NET                                                                             899                      331
                                                                                 -----------------      -------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (8,078)                   7,528

PROVISION (BENEFIT) FOR INCOME TAXES                                                       (1,283)                   3,551
                                                                                 -----------------      -------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST AND EQUITY IN UNCONSOLIDATED ENTITIES                                          (6,795)                   3,977

MINORITY INTEREST IN LOSS OF CONSOLIDATED ENTITIES                                          1,186                      284

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES                                                    (696)                    (669)
                                                                                 -----------------      -------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY CHARGE                                                                    (6,305)                   3,592

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAX PROVISION (BENEFIT) OF $(20) IN 1997 AND $13 IN 1996                                   (33)                      27
                                                                                 -----------------      -------------------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                                                  (6,338)                   3,619

EXTRAORDINARY CHARGE - DISCONTINUATION
   OF THE APPLICATION OF SFAS 71                                                                -                   (1,928)
                                                                                 -----------------      -------------------

NET INCOME (LOSS)                                                                         ($6,338)                  $1,691
                                                                                 =================      ===================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS (Continued)

                       C-TEC CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                                              Quarter Ended
                                                                                                March 31
                                                                                    1997                       1996

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY CHARGE                                                               $(0.27)                   $0.12
                                                                                =============            =============

EXTRAORDINARY CHARGE-DISCONTINUATION OF
   THE APPLICATION OF SFAS 71                                                              -                     (.07)
                                                                                 ============             ============

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                                              $(0.27)                   $0.06
                                                                                 ============             ============

AVERAGE COMMON SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING                                                        27,625,135               27,862,633

FULLY DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY CHARGE                                                        $(0.27)                    0.12
                                                                                 ============             ============

EXTRAORDINARY CHARGE-DISCONTINUATION OF
   OF THE APPLICATION OF SFAS 71                                                           -                     (.07)
                                                                                 ============             ============

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                                              $(0.27)                   $0.06
                                                                                 ============             ============

AVERAGE COMMON SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING                                                        27,625,135               27,862,633

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                            March 31                    December 31
                                                                              1997                          1996
ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments                                        $55,120                        $76,140
   Short-term investments                                                      13,007                         46,831
   Other current assets                                                        64,161                         56,201
   Deferred income taxes                                                       10,453                          9,775
                                                                      ----------------                ---------------

     Total current assets                                                     142,741                        188,947
                                                                      ----------------                ---------------

PROPERTY, PLANT AND EQUIPMENT
   Telephone plant                                                            458,705                        443,633
   Cable plant                                                                322,947                        319,108
   Other property, plant and equipment                                         71,101                         65,939
                                                                      ----------------                ---------------

     Total property, plant and equipment                                      852,753                        828,680
     Accumulated depreciation                                                 381,572                        366,355
                                                                      ----------------                ---------------

     Net property, plant and equipment                                        471,181                        462,325
                                                                      ----------------                ---------------

INVESTMENTS                                                                    84,614                         85,502
                                                                      ----------------                ---------------

INTANGIBLE ASSETS, NET                                                        172,023                        154,427
                                                                      ----------------                ---------------

DEFERRED CHARGES AND OTHER ASSETS                                              25,363                         25,400
                                                                      ----------------                ---------------

TOTAL ASSETS                                                                 $895,922                       $916,601
                                                                      ================                ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $10,847                        $54,510
   Advance billings & customer deposits                                        14,163                         12,183
   Accrued taxes                                                                2,598                          5,743
   Accrued interest                                                             1,826                          5,173
   Accrued contract settlements                                                 3,347                          3,565
   Other current liabilities                                                   84,804                         86,852
                                                                      ----------------                ---------------

Total current liabilities                                                     117,585                        168,026
                                                                      ----------------                ---------------

                       C-TEC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       March 31              December 31
                                                                                         1997                   1996

LONG-TERM DEBT                                                                           $245,018               $204,536
                                                                                  ----------------       ----------------

DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                                                             95,485                 93,716
                                                                                  ----------------       ----------------

OTHER DEFERRED CREDITS                                                                     12,677                 12,650
                                                                                  ----------------       ----------------

MINORITY INTEREST                                                                          14,419                 20,085
                                                                                  ----------------       ----------------

REDEEMABLE PREFERRED STOCK                                                                 41,280                 40,867
                                                                                  ----------------       ----------------

COMMON SHAREHOLDERS' EQUITY:
   Common stock                                                                            31,534                 31,534
   Additional paid-in capital                                                             358,793                358,804
   Retained earnings                                                                      122,136                129,537
   Treasury stock at cost, 4,053,428
      at March 31, 1997 and 4,059,446 at December 31, 1996                               (139,949)              (140,098)
   Cumulative translation adjustments                                                      (3,056)                (3,056)
                                                                                  ----------------       ----------------

   Total common shareholders' equity                                                      369,458                376,721
                                                                                  ----------------       ----------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $895,922               $916,601
                                                                                  ================       ================

See accompanying notes to Consensed Consolidated Financial Statements.

                       C-TEC CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Quarter Ended
                                                                   March 31
                                                            1997              1996
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $1,116            $22,920
                                                       -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment               (25,670)           (14,969)
   Purchase of loan receivable                                  -            (13,088)
   Purchases of short-term investments                          -            (35,412)
   Sales and maturities of short-term investments          33,925             60,060
   Acquisitions                                           (30,079)                 -
   Other                                                    3,392              1,035
                                                       -----------       ------------
   Net cash used in investing activities                  (18,432)            (2,374)
                                                       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of long-term debt                            (3,182)            (5,627)
   Preferred dividend                                        (650)                 -
   Proceeds from issuance of stock                            128                  -
   Other                                                        -               (144)
                                                       -----------       ------------
   Net cash (used in) financing activities                 (3,704)            (5,771)
                                                       -----------       ------------
   Net Increase (Decrease) in Cash and
      Temporary Cash Investments                          (21,020)            14,775
   Cash and Temporary Cash Investments at
      Beginning of Year                                    76,140             49,397
                                                       -----------       ------------
   Cash and Temporary Cash Investments at
       March 31,                                          $55,120            $64,172
                                                       ===========       ============
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                $8,964            $10,152
                                                       ===========       ============

      Income taxes                                           $873             $1,415
                                                       ===========       ============

Supplemental schedule of noncash financing and investing activities:

     Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the three months ended March 31, 1997 and 1996 was $412 and $137, respectively.

     In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:

             Cash paid                          $ 40,000
             Non-capitalizable costs             (10,000)
             Reduction of minority interest       (3,812)
                                                --------
             Fair value of assets acquired      $ 26,188
                                                ========

See accompanying notes to Condensed Consolidated Financial Statements

                       C-TEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

2. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the quarters ended March 31, 1997 and 1996, the Company recorded its proportionate share of losses and amortization of excess cost over equity in net assets of $712 and $757, respectively. Summarized information for the financial position and results of operations of Megacable, as of and for the three months ended March 31, 1997 and 1996, is as follows:

                                                           1997           1996
                                                           ----           ----

Assets                                                   $70,575        $64,943
Liabilities                                                7,185          9,500
Shareholders' equity                                      63,323         55,436
Sales                                                      6,764          5,110
Cost and expenses                                          4,530          3,606
Foreign currency
 transaction losses                                            -            180
Net income                                               $ 2,144        $ 2,034

3.    The (benefit) provision for income taxes consists of the following:

                                                                March 31,
                                                           1997           1996
                                                           ----           ----
Currently payable                                       $   (527)      $  4,360
Deferred                                                    (709)          (709)
Investment tax credits                                       (47)          (100)
                                                        --------       --------
Total (benefit) provision from continuing operations      (1,283)         3,551
 Provision (benefit) from discontinued operations            (20)            13
                                                        --------       --------
Total (benefit) provision for income taxes              $ (1,303)      $  3,564
                                                        ========       ========

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.

The differences are as follows:

                                                                March 31,
                                                           1997           1996
                                                           ----           ----
Income before provision for income taxes and
   extraordinary item                                    $(7,588)       $ 7,143
                                                         -------        -------
Federal tax provision at statutory rate                   (2,656)         2,500
Increase (reduction) due to:
State income taxes, net of federal benefit                   795            610
Amortization of investment tax credits                       (31)          (100)
Rate differential applied
   to reversing timing differences                             -           (188)
Estimated nondeductible expenses                             315            544
Non-deductible goodwill                                      243            253
Equity in unconsolidated entities                            117           (203)
Other, net                                                   (66)           135
                                                         --------       --------

Provision for income taxes                               $(1,283)       $ 3,551
                                                         ========       ========

4. In April 1997, the Company obtained three committed credit facilities aggregating $395,000, subject to certain conditions. These facilities contain restrictive covenants which generally require the borrower to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. Definitive agreements for these facilities have not been executed. If these facilities are executed the Company does not believe that these covenants would materially restrict its activities. Two of the facilities, aggregating $270,000, are unsecured. The third facility, in the amount of $125,000, if executed, would be collateralized by the stock of the New Jersey and New York Cable Subsidiaries. The Company intends to borrow against these facilities in order to refinance the existing Cable Group Senior Secured Notes and to fund its network expansion plans, primarily RCN Telecom Services, in the future.

The Cable Group Senior Secured Notes were classified as long-term at March 31, 1997 since the Company has the intent and the ability to refinance this obligation on a long-term basis through available credit facilities.

5. In August 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") from Kiewit Telecom Holdings (formerly RCN Corporation), the Company's controlling shareholder. In March 1997 the Company paid $40,000 (including $10,000 of non-capitalizable costs) in connection with a series of transactions which resulted in the Company having a 100% ownership interest in Freedom. The acquisition was accounted for as a purchase. The purchase price (net of non-capitalizable costs) exceeded the fair value of net assets acquired by $24,955, which is recognized as goodwill and is being amortized over approximately 6 years.

6. Nonrecurring charges in 1997 include $10,000 of non-capitalizable costs incurred in connection with a series of transactions in March 1997 which resulted in the Company having a 100% ownership interest in the assets of Freedom (Note 5). Nonrecurring charges also include expenses recognized in connection with the Company's restructuring efforts of $418 and $1,649 in 1997 and 1996, respectively.

7. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were losses of $11, which are included in the condensed consolidated statement of operations in equity in the loss of unconsolidated entities.

8. As previously reported, on February 13, 1997, the Company announced that its Board of Directors approved a restructuring plan to separate its operations along business lines into three separate publicly traded companies. Under the Plan, one of the separate companies will be C-TEC Cable Systems of Michigan, Inc. ("C-TEC Michigan") which will own all of the Company's Michigan cable television operations, including its 61.92% interest in Mercom, Inc. ("Mercom"). The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place.

On May 12, 1997, the Company announced that it had proposed to acquire the 38.08% of the common stock of Mercom not currently owned by it in exchange of 8.75% of the common stock of C-TEC Michigan. In the proposed transaction, Mercom would become a wholly owned subsidiary of C-TEC Michigan. The proposed exchange ratio is based on the assumption that C-TEC Michigan will have $125 million of net debt outstanding at the time of the transaction. The combined operations would serve approximately 200,000 cable subscribers, approximately 40,000 of which are currently served by Mercom.

The Company's proposal to acquire all of the outstanding common stock of Mercom not currently owned by it has been conveyed to the Board of Directors of Mercom. The Company anticipates that Mercom's Board of Directors will form a special committee composed of directors unaffiliated with the Company to review and evaluate the proposal. The proposal is subject to certain conditions, including the execution and delivery of mutually satisfactory definitive documentation, the consummation of the Company's restructuring and the receipt of all required regulatory approvals. The Company reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.

9. Certain reclassifications have been made to 1996 to conform with the 1997 reporting format.

10. Earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of Common and Class B Common shares outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents.

Earnings per share, assuming full dilution, are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of Common and Class B Common shares outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents. The conversion of redeemable preferred stock into common stock is not assumed, since the effect is antidilutive.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with public held common stock or potential common stock. This Statement is effective for financial statements issued after December 31, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Thousands of Dollars, except per share amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information including in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward- looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

C-TEC Corporation and subsidiaries' operating income before depreciation, amortization and nonrecurring charges was $31,379 for the three months ended March 31, 1997 as compared to $34,876 for the three months ended March 31, 1996. The decrease is primarily due to higher operating expenses of RCN Telecom Services due to the expansion of the business and higher costs associated with the development of a competitive local telephony effort. Sales increased 7.5% to $95,653 for the quarter ended March 31, 1997 from $88,977 for the quarter ended March 31, 1996 with the most significant increases occurring in the Telephone, Cable and RCN groups. Income (loss) before extraordinary charge was $(6,338), or $ (.27) per average share and $3,619, or $ .12 per average common share, for the quarters ended March 31 1997 and 1996, respectively.

In addition to the decrease in operating income before depreciation, amortization, and nonrecurring charges discussed above, the decrease in income
(loss) before extraordinary charge is principally the result of higher nonrecurring charges of approximately $8,800, primarily associated with the March 1997 acquisition of the minority interest in Freedom New York, L.L.C. ("Freedom") and higher depreciation and amortization of approximately $4,000, primarily associated with the August 1996 acquisition of an 80.1% interest in Freedom partially offset by lower income taxes of approximately $4,800 resulting from lower earnings.

Sales and operating income before depreciation, amortization and nonrecurring charges by operating group were as follows for the three months ended March 31, 1997 and 1996.


                                                                       Operating income before depreciation,
Sales                                                                  amortization and nonrecurring charges
-----                                                                  --------------------------------------
                                   Quarter Ended                                                        Quarter Ended
                                      March 31,                                                            March 31,
                                 1997          1996                                                   1997           1996
Telephone                       $36,282       $ 33,957                 Telephone                     $20,888        $20,985
C-TEC Cable                      37,457         35,028                 C-TEC Cable                    17,589         16,613
Mercom Cable                      4,064          3,799                 Mercom Cable                    1,496          1,339
Other                            17,850         16,193                 Other                          (8,594)        (4,061)
                                -------       --------                                               -------       --------

Total                           $95,653       $ 88,977                 Total                         $31,379        $34,876
                                =======       ========                                               =======        =======


Depreciation/Amortization
-------------------------

                                     Quarter Ended
                                        March 31,
                                   1997           1996
Telephone                       $ 6,999         $  6,527
C-TEC Cable                      13,862           13,567
Mercom Cable                      2,451            2,507
Other                             4,018              733
                                -------         --------

Total                           $27,330         $ 23,334
                                =======         ========

                                                       March 31
                                               1997               1996
Telephone Main Access Lines                    242,980            229,733
C-TEC Cable Television Subscribers             338,801            329,008
Mercom Cable Television Subscribers*            40,769            39,853

* The above table reflect 100% of Mercom's operating results. C-TEC owns 61.92% of Mercom's outstanding shares.

Telephone Group
---------------

Sales of the Telephone Group increased $2,325 or 6.8% to $36,282 for the first quarter of 1997 as compared to $33,957 for the same period in 1996. The increase is due to higher local network service revenue of approximately $470 resulting from an increase in access lines of 13,247. Interstate access revenue increased approximately $780 resulting from growth in access lines and access minutes. Intrastate access revenue increased approximately $700 due to growth in minutes and a higher average rate per minute. Additionally, non-regulated revenue increased approximately $800, primarily due to higher epix/TM/ Internet access revenue and higher video conferencing system sales.

Operating expenses, excluding depreciation and amortization, increased approximately $2,400 or 18.7% for the quarter ended March 31, 1997 as compared to the same period in 1996. Operating expenses in the first quarter of 1996 were positively impacted by a one-time postemployment benefit adjustment that did not recur in 1997. The increase was also affected by increased advertising, higher information systems services expenses and higher salaries expense due to personnel additions and wage increases.

Cable Group
-----------

Sales of the Cable Groups increased $2,694 or 6.9% to $41,521 for the three month period ended March 31, 1997 as compared to $38,827 for the same period in 1996. The increase is primarily due to higher basic service revenue $2,482 resulting from approximately 9,300 additional average subscribers over the same period in 1996 and the effects of rate increases during the first quarter of 1997.

Operating expenses, excluding depreciation and amortization, increased $1,561 or 7.5% for the quarter ended March 31, 1997 as compared to the same period in 1996 primarily due to higher basic programming costs of approximately $ 1,400 resulting from higher programming rates, additional channels and additional subscribers.

Other
-----
Other sales increased $1,657 or 10.2% due to higher sales of the RCN Group and the Long Distance Group of $2,652 and $901, respectively, offset by lower sales of the Communications Services Group of $1,897. Sales for RCN increased primarily as a result of an increase of approximately 43,000 video subscribers over the same period in 1996, primarily in the New York City market resulting from the acquisition of an 80.1% interest in Freedom in August 1996. Long distance revenues increased primarily as a result of an increase in dedicated sales customers. Sales of the Communications Services Group decreased primarily as a result of a high volume of volatile premise distribution systems contracts in the first quarter of 1996. Throughout later periods of 1996, this Group experienced a favorable change in the revenue mix from the volatile premise distribution systems contracts to recurring business systems maintenance contracts. However, the nature of the Communications Services Group's business is inherently risky due to project cost estimates, subcontractor performance, and economic conditions. The operating results of the Communication Services Group are continually subject to fluctuations due to its nonrecurring revenue streams, market conditions, and the effect of competition on margins.

Other costs and expenses, excluding depreciation and amortization, increased $6,190 for the quarter ended March 31, 1997 as compared to the same period in
1996.   Higher costs of RCN of  approximately $3,800, principally personnel related costs and higher origination and programming costs resulting from growth of the business and higher costs of approximately $1,500 associated with the development of a competitive local telephony effort contributed to the increase.

Depreciation and Amortization
-----------------------------
Depreciation and amortization increased $3,996, or 17.1% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase is due to the additional depreciation and amortization resulting from the acquisition of Freedom.

Nonrecurring charges
--------------------
Nonrecurring charges increased approximately $8,800, primarily due to certain non-capitalizable costs of $10,000 incurred in connection with a series of transactions in March 1997 which resulted in the Company having a 100% ownership interest in Freedom.

Interest and Dividend Income
----------------------------
Interest and dividend income decreased $732, or 19.6%, due to a reduction in cash, temporary cash investments and short term investments from $160,084 at March 31, 1996 to $68,127 at March 31, 1997. This decrease is primarily due to cash uses in later periods in 1996, of approximately $29,000 primarily for the acquisition of an 80.1% interest in Freedom and of $18,750 for a required principal payment on Senior Secured Notes of the Cable Group. Additionally, in 1997, the Company paid $40,000 (including $10,000 of non-capitalizable costs) in connection with a series of transactions which resulted in the Company having a 100% ownership interest in Freedom.

Interest Expense
----------------
Interest expense decreased $820 , or 12.7%, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease is due to a decline in outstanding debt, principally due to the expiration in December 1996 of the Cable Revolving Credit Agreement which had outstanding borrowings of $8,000 at March 31, 1996, and a required principal payment of $18,750 on the Cable Senior Secured Notes in December 1996.

(Benefit) Provision for Income Taxes
------------------------------------
For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 3 to the condensed consolidated financial statements.

Minority Interest
-----------------
Minority interest in the loss of consolidated entities was $1,186 and $284 for the three month periods ended March 31, 1997 and 1996, respectively. The increase is due to the 19.9% minority share of losses of Freedom . The Company acquired an 80.1% interest in Freedom in August 1996. Since the Company effected a series of transactions in March 1997 which resulted in the Company having a 100% ownership interest in Freedom, there will be no minority share of Freedom's income or loss in future periods.

Extraordinary Item
------------------
In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No.71- "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believed approval of the plan was probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

Since the Telephone Group performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed assets values.

The Telephone Group received approval for an Alternative Regulation and Network Modernization Plan ("the Plan") in January 1997.

Liquidity and Capital Resources
-------------------------------


                                                         March 31       December 31
                                                           1997            1996
Cash and Temporary Cash Investments and
 Short-term investments                                  $ 68,127        $ 122,971
Working Capital                                            25,156           20,921
Long-term Debt (including current maturities)             225,865          259,046


                                                        Three months ended March 31,
                                                           1997            1996
Net cash provided by operating activities                $  1,116        $  22,920

Operating income before depreciation and amortization      20,961           33,227

Investing Activities:
 Additions to property, plant and equipment                25,670           14,969

Acquisitions of businesses                                 30,079                -
                                                         --------        ---------

Total                                                    $ 55,749        $  14,969
                                                         ========        =========


Cash, temporary cash investments and short-term investments declined $54,844 at March 31, 1997 as compared to December 31, 1996, primarily due to a $54,633 excess of capital expenditures and business acquisitions over cash provided by operations. The business acquisition relates to a series of transactions which resulted in the Company having a 100% ownership interest in Freedom. The Company's working capital ratio was 1.2 to 1 at March 31, 1997 as compared to
1.1 to 1 to December 31, 1996.

Net cash provided by operating activities represented 4.3% and 153.1% of additions to property, plant and equipment for the three months ended March 31, 1997 and 1996, respectively. The significant decline in cash provided by operating activities and operating income before depreciation and amortization relates primarily to $10,000 of non-capitalizable expenditures made in connection with the above-referenced business acquisition.

The significant increase in additions to property, plant, and equipment relates primarily to expansion of the RCN network and the construction of a competitive local telephony network by the Communications Services Group in areas near existing Telephone Group central offices, but outside of its current service area.

The Company has adequate resources to meet its short-term obligations. Subsequent to March 31, 1997, the Company has obtained three committed credit facilities aggregating $395,000, subject to certain conditions. The Company intends to borrow against these facilities in order to refinance the existing Cable Group Secured Notes and to fund its network expansion plans, primarily RCN, in the future.

Regulatory Issues
-----------------
No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the Federal Communications Commission ("FCC") or other regulatory authorities may take or the effects thereof on the Company.

Telecommunications Act of 1996
------------------------------
The Telecommunications Act of 1996 ("the 1996 Act") is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process.

Companies are permitted to combine historically separate line of business into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years and were imposed on the cable industry in 1992 by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act").

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act, all cable systems rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes first. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

On August 1, 1996, in accordance with the 1996 Act, the FCC took action to remove statutory barriers to local telephone services competition. The validation of a national policy for local competition creates an opportunity for non-franchise local telephone providers to compete for the multi-billion dollar market place heretofore confined to traditional local telephone companies. As a result, this new action has opened new markets for the Company and opens the Company's local telephone markets to other competitors.

On August 8, 1996, the FCC released two Orders outlining procedures for interconnection between incumbent and competitive local exchange carriers. While certain components of the first Order, relating to interconnection , have been challenged in federal court, competitive interconnection agreements are being negotiated and approved by state regulators using the federal guideline established in the FCC first Order.

The second Order, relating to the technical aspects of number portability, remains in effect with the 100 largest Metropolitan Statistical Area (MSAS) slated for implementation beginning in October 1997.

It is anticipated that the Company is in a strong position to capitalize on these new regulatory mandates for competition in markets heretofore not available. In addition, the Company believes that generally its networks are relatively well insulated from competition by virtue of their high quality, price for service, and geographical locations.

Pennsylvania Public Utility Commission
--------------------------------------
On April 15, 1996, the Telephone Group filed a plan with the Pennsylvania Public Utility Commission (PPUC) in compliance with state law that requires all local exchange carriers to enhance their network's bandwidth capability in exchange for lessened regulatory oversight.

On January 17, 1997, the PPUC approved a modified version of the Telephone Group's Plan which requires it to upgrade its network over time prior to the year 2015 in accordance with certain specified standards. In addition, the Telephone Group agreed to maintain current price levels for basic or non-competitive services for two years. The Telephone Group may rebalance current rates for these services which include dialtone, intraLATA toll and access rates immediately with PPUC oversight. The Plan also allows the Telephone Group to accommodate, on a revenue neutral basis, any exogenous charges that occur during the life of the Plan. Finally, the Telephone Group, with approval of its Plan, moves from traditional rate base, rate of return regulation, to price caps, allowing for price flexibility and profit protection needed to operate successfully in the telecommunications marketplace.

In a separate action taken in September 1996, PPUC granted a rural exemption under the provisions of the 1996 Act to the Telephone Group. The exemption requires CLECs that desire interconnection with the Telephone Group to prove the benefits of interconnection in a formal PPUC proceeding.

                          PART II - Other Information

Item 5.  Other Information

As previously reported, on February 13, 1997, the Company announced that its Board of Directors approved a restructuring plan to separate its operations along business lines into three separate publicly traded companies. Under the Plan, one of the separate companies will be C-TEC Cable Systems of Michigan, Inc. ("C-TEC Michigan") which will own all of the Company's Michigan cable television operations, including its 61.92% interest in Mercom, Inc. ("Mercom"). The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place.

On May 12, 1997 the Company announced that it had proposed to acquire the 38.08% of the common stock of Mercom not currently owned by it in exchange for 8.75% of the common stock of C-TEC Michigan. In the proposed transaction, Mercom would become a wholly owned subsidiary of C-TEC Michigan. The proposed exchange ratio is based on the assumption that C-TEC Michigan will have $125 million of net debt outstanding at the time of the transaction. The combined operations would serve approximately 200,000 cable subscribers, approximately 40,000 of which are currently served by Mercom.

The Company's proposal to acquire all of the outstanding common stock of Mercom not currently owned by it has been conveyed to the Board of Directors of Mercom. The Company anticipates that Mercom's Board of Directors will form a special committee composed of directors unaffiliated with the Company to review and evaluate the proposal. The proposal is subject to certain conditions, including the execution and delivery of mutually satisfactory definitive documentation, the consummation of the Company's restructuring and the receipt of all required regulatory approvals. The Company reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.

Item 6.  Exhibits and Reports on Form 8-K

         (a.) Exhibits
                 (11) Computation of Per Share Earnings
                 (27) Financial Data Schedule
         (b.) Reports on Form 8-K
                 No reports on Form 8-K were filed during the first quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           C-TEC Corporation
Date:  May 15, 1997


                                           /s/ Bruce C. Godfrey
                                           -----------------------------------
                                           Bruce C. Godfrey
                                           Executive Vice President and
                                           Chief Financial Officer