Form 10-Q
period 1997-06-30
C TEC CORP
filed 1997-08-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 1997

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

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1997.

Common Stock             19,937,835
Class B Common Stock      7,546,793

                               C-TEC CORPORATION


                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations-Quarters and Six Months Ended
          June 30, 1997 and 1996

          Condensed Consolidated Balance Sheets-
          June 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of
          Cash Flows-Six Months Ended June 30,
          1997 and 1996

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


Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURE

PART 1.  FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   QUARTER ENDED           SIX MONTHS ENDED
                                                      June 30                  June 30
                                                --------------------     --------------------
                                                   1997       1996          1997       1996
SALES                                            $46,670     $46,960      $93,083    $93,424
COSTS & EXPENSES, EXCLUDING
  DEPRECIATION AND AMORTIZATION                   27,982      28,174       55,918     53,171
DEPRECIATION AND AMORTIZATION                      7,534       6,854       14,763     13,524
                                                --------------------     --------------------
OPERATING INCOME                                  11,154      11,932       22,402     26,729
INTEREST & DIVIDEND INCOME                           779         759        1,766      1,838
INTEREST EXPENSE                                  (2,054)     (2,217)      (4,133)    (4,479)
OTHER INCOME, NET                                    359       2,085        1,046      2,189
                                                --------------------     --------------------
INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                 10,238      12,559       21,081     26,277
PROVISION FOR INCOME TAXES                         4,826       5,675        9,231     10,865
                                                --------------------     --------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EQUITY IN UNCONSOLIDATED ENTITIES               5,412       6,884       11,850     15,412
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES        1,113       1,086        1,221      1,175
                                                --------------------     --------------------
INCOME FROM CONTINUING
  OPERATIONS BEFORE  EXTRAORDINARY CHARGE          6,525       7,970       13,071     16,587
LOSS FROM DISCONTINUED OPERATIONS, NET
   OF INCOME  TAX PROVISION (BENEFIT) OF
   $ (9,098) IN 1997 AND $ (3,310) IN 1996        (9,809)     (2,945)     (22,694)    (7,943)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
   NET OF INCOME TAX BENEFIT OF ($2,564)          (9,675)          -      ($9,675)         -
                                                --------------------     --------------------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE        (12,959)      5,025      (19,298)     8,644
EXTRAORDINARY CHARGE - DISCONTINUATION
   OF THE APPLICATION OF SFAS 71                       -           -            -     (1,928)
                                                --------------------     --------------------
NET INCOME (LOSS)                               ($12,959)     $5,025      (19,298)    $6,716
                                                ====================     ====================

See accompanying notes to Condensed Consolidated Financial Statements.

PART 1.  FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Continued)

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                     Quarter Ended            Six Months Ended
                                                        June 30,                  June 30,
                                                --------------------------------------------------
                                                   1997         1996         1997         1996
EARNINGS (LOSS) PER AVERAGE COMMON SHARE

INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY CHARGE            $0.20        $0.25        $0.40        $0.55
                                                ===========  ===========  ===========  ===========

LOSS FROM DISCONTINUED OPERATIONS                    (0.35)       (0.11)       (0.82)       (0.29)
                                                ===========  ===========  ===========  ===========

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS          (0.35)           -        (0.35)           -
                                                ===========  ===========  ===========  ===========

EXTRAORDINARY CHARGE-DISCONTINUATION OF
  THE APPLICATION OF SFAS 71                             -            -            -        (0.07)
                                                ===========  ===========  ===========  ===========

NET INCOME (LOSS) TO COMMON SHAREHOLDERS            $(0.51)       $0.14       $(0.77)       $0.20
                                                ===========  ===========  ===========  ===========

AVERAGE COMMON SHARES AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                       27,758,056   27,742,347   27,695,330   27,795,112

FULLY DILUTED EARNINGS (LOSS)
      PER AVERAGE COMMON SHARE

INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY CHARGE                       $0.20         0.25        $0.40         0.55
                                                ===========  ===========  ===========  ===========

LOSS FROM DISCONTINUED OPERATIONS                    (0.35)       (0.11)       (0.82)       (0.29)
                                                ===========  ===========  ===========  ===========

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS          (0.35)           -        (0.35)           -
                                                ===========  ===========  ===========  ===========

EXTRAORDINARY CHARGE-DISCONTINUATION OF
THE APPLICATION OF SFAS 71                               -            -            -        (0.07)
                                                ===========  ===========  ===========  ===========

NET INCOME (LOSS) TO COMMON SHAREHOLDERS            $(0.51)       $0.14       $(0.77)       $0.20
                                                ===========  ===========  ===========  ===========

AVERAGE COMMON SHARES AND COMMON STOCK
    EQUIVALENTS OUTSTANDING                     27,758,056   27,742,347   27,695,330   27,795,112

See accompanying notes to Condensed Consolidated Financial Statements

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                               June 30    December 31
                                                1997         1996
                                              ----------  -----------
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments            $13,776      $11,004
Other current assets                            41,386       35,723
Deferred income taxes                            4,464        4,059
                                              ---------    ---------

     Total current assets                       59,626       50,786
                                              ---------    ---------

PROPERTY, PLANT AND EQUIPMENT
   Telephone plant                             476,595      443,633
   Other property, plant and equipment           7,025        6,847
                                              ---------    ---------

     Total property, plant and equipment       483,620      450,480
     Accumulated depreciation                  213,542      201,528
                                              ---------    ---------

     Net property, plant and equipment         270,078      248,952
                                              ---------    ---------

INVESTMENTS                                      8,994        8,955
                                              ---------    ---------

DEFERRED CHARGES AND OTHER ASSETS                  995        1,060
                                              ---------    ---------

NET ASSETS OF DISCONTINUED OPERATIONS          265,120      318,045
                                              ---------    ---------

TOTAL ASSETS                                  $604,813     $627,798
                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt            $9,009       $9,009
Advance billings & customer deposits             2,640        3,212
Accrued taxes                                    3,811        4,564
Accrued interest                                   670          716
Other current liabilities                       43,275       41,378
                                              ---------    ---------

Total current liabilities                       59,405       58,879
                                              ---------    ---------

                      C-TEC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                   June 30    December 31
                                                                     1997        1996
                                                                  ----------  -----------
LONG-TERM DEBT                                                      $96,853    $101,357
                                                                  ----------  ----------

DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                                       40,410      38,957
                                                                  ----------  ----------

OTHER DEFERRED CREDITS                                                7,844       7,961
                                                                  ----------  ----------

REDEEMABLE PREFERRED STOCK                                           41,692      40,867
                                                                  ----------  ----------

COMMON SHAREHOLDERS' EQUITY:
   Common stock                                                      31,538      31,534
   Additional paid-in capital                                       358,899     358,804
   Retained earnings                                                108,114     129,537
    Treasury stock at cost, 4,053,218 shares
     at June 30, 1997 and 4,059,446 shares at December 31, 1996    (139,942)   (140,098)
                                                                  ----------  ----------

    Total common shareholders' equity                               358,609     379,777
                                                                  ----------  ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $604,813    $627,798
                                                                   =========   =========

See accompanying notes to Condensed Consolidated Financial Statements

               C-TEC CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
                     (Dollars in Thousands)
                          (Unaudited)

                                                                        Six Months Ended
                                                                            June 30
                                                                      1997           1996
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $34,977        $47,273
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                          (61,093)       (33,313)
   Purchase of loan receivable                                             -        (13,088)
   Purchases of short-term investments                                     -        (47,578)
   Sales and maturities of short-term investments                     42,934        114,242
   Acquisitions                                                      (30,475)             -
   Proceeds from sale of partnership interest                          1,900              -
   Net proceeds from business transferred                                  -         26,100
   Other                                                               1,103          1,925
                                                                    ---------      ---------
   Net cash used in investing activities                             (45,631)        48,288
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of long-term debt                                       (5,872)       (12,023)
   Preferred dividend                                                 (1,300)          (650)
   Proceeds from issuance of stock                                       128            262
   Other                                                                   -             11
                                                                    ---------      ---------
   Net cash (used in) financing activities                            (7,044)       (12,400)
                                                                    ---------      ---------

   Net increase (decrease) in cash and
      temporary cash investments                                     (17,698)        83,161
                                                                    ---------      ---------
  Cash and temporary cash  at beginning of year:
     Continuing operations                                            11,004          8,354
     Discontinued operations                                          65,136         41,043
                                                                    ---------      ---------
  Total cash and temporary cash investments at beginning of year      76,140         49,397
                                                                    ---------      ---------
    Cash and temporary cash investments at June 30:
    Continuing operations                                             13,776         12,358
    Discontinued operations                                           44,666        120,200
                                                                    ---------      ---------
   Total cash and temporary cash investments at June 30,             $58,442       $132,558
                                                                    =========      =========

   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                          $11,646        $12,882
                                                                     ========       ========

      Income taxes                                                    $4,307         $6,828
                                                                     ========       ========

Supplemental schedule of noncash financing and investing activities:

     Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the six months ended June 30, 1997 and 1996 was $825 and $550 respectively.

     In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as purchase. A summary of the transaction is as follows:

        Cash  paid                          $ 40,000
        Non-capitalizable costs              (10,000)
        Reduction of minority interest        (3,812)
                                            --------
        Fair value of assets                $ 26,188
                                            --------

See accompanying notes to Condensed Consolidated Financial Statements

                      C-TEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted
pursuant to such rules and regulations.   However, in the opinion of the
Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the fiscal year ended December 31, 1996.

2. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the quarters ended June 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of ($835) and ($542), respectively. For the six months ended June 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of ($1,547) and ($1,299), respectively.

Summarized information for the financial position and results of operations of Megacable, as of and for the six months ended June 30, 1997 and 1996, is as follows:

                                                    1997        1996
                                                   -------     -------
Assets                                             $71,507     $66,738
Liabilities                                          6,278       9,383
Shareholders' equity                                65,229      57,355
Sales                                               14,245      10,882
Cost and expenses                                   10,051       7,422
Foreign currency transaction losses                     -          (38)
Net income                                         $ 3,979     $ 4,603

3.  The (benefit) provision for income taxes consists of the following:

                                                        June 30,
                                                    1997        1996
                                                   -------     -------
Currently payable                                 $  8,046    $ 13,526
Deferred                                             1,280      (2,523)
Investment tax credits                                 (95)       (138)
                                                   -------     -------
Total provision from continuing
 operations                                          9,231      10,865
    (Benefit) from discontinued
     operations                                     (9,098)     (3,310)
    (Benefit) from loss on disposal of
       discontinued operations                      (2,564)          -
                                                   -------     -------
Total (benefit) provision for income taxes         $(2,431)   $  7,555
                                                   =======     =======

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.

The differences are as follows:

                                                    June 30,
                                                 1997       1996
                                                -------   --------
Income before provision for income taxes and
   extraordinary item                           $ 22,302  $ 27,452
                                                --------  --------
Federal tax provision at statutory rate            7,806     9,608
Increase (reduction) due to:
State income taxes, net of federal benefit         1,418     1,510
Amortization of investment tax credits               (95)     (138)
Other, net                                           102      (115)
                                                --------  --------

Provision for income taxes                      $  9,231  $ 10,865
                                                ========  ========

4. In July 1997, the Company closed four separate credit agreements totaling $410,000 in anticipation of its restructuring transactions.

    The Credit Agreements include:

    - A $125,000 credit agreement for C-TEC Cable Systems, Inc. comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments, from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate will be based on either a LIBOR or Base Rate option, at the election of the Company. The credit agreement is unsecured.

    - A $145,000 credit agreement for Cable Michigan, Inc., formerly C-TEC Cable Systems of Michigan, Inc., comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $45,000 which provides credit availability through June 30, 2002. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate will be based on either a LIBOR or Base Rate option, at the election of the Company. The credit agreement is principally secured by the stock of certain cable subsidiaries.

    - A $125,000 revolving credit facility for C-TEC Corporation which provides credit availability through June 30, 2002. Interest is based on either a LIBOR or Base Rate option, at the election of the Company. The credit agreement is unsecured.

    - A $15,000 facility for C-TEC Corporation which matures in a single installment on June 30, 1999. Interest rate provisions are substantially the same as the $145,000 credit agreement. The credit agreement is secured by the Company's Mercom, Inc. stock holdings.

The financings were provided by a syndicate of commercial banks and arranged and underwritten by First Union National Bank. The new credit facilities will be used to provide funding for the continued development of RCN and to repay approximately $131,000 of higher-priced Cable Group Senior Secured Notes. The new facilities contain restrictive covenants which generally require the borrower to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities. The early extinguishment of the Cable Group Senior Secured Notes will result in an extraordinary charge against third quarter 1997 earnings of approximately $4,800, before related income tax benefits.

5. In August 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") from Kiewit Telecom Holdings, Inc. (formerly RCN Corporation), the Company's controlling shareholder. In March 1997 the Company paid $40,000 (including $10,000 of non-capitalizable costs) in connection with a series of transactions which resulted in the Company having a 100% ownership interest in Freedom. The acquisition was accounted for as a purchase. The purchase price (net of non-capitalizable costs) exceeded the fair value of net assets acquired by $24,955, which is recognized as goodwill and is being amortized over approximately 6 years.

6. Included in loss from discontinued operations for the six months ended June 30, 1997 are nonrecurring charges of $10,000 representing non-capitalizable costs incurred in connection with a series of transactions in March 1997 which resulted in the Company having a 100% ownership interest in the assets of Freedom (Note 5).

7. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were losses of $35 and $46, for the three and six month periods ended June 30, 1997, respectively, which are included in the condensed consolidated statement of operations in equity in the loss of unconsolidated entities.

8. As previously reported, on February 13, 1997, the Company announced that its Board of Directors approved a restructuring plan to separate its operations along business lines into three separate publicly traded companies. On June 18, 1997, the Company announced that it received approval by the Internal Revenue Service to conduct a tax-free spin-off of certain of its existing businesses, to form three separate, publicly-traded companies. The Company believes the separation along business lines will enhance future capital-raising efforts, provide more focused, equity-based employee incentives and make it easier for the investment community to track the performance of the three distinct and independent businesses.

Under the proposed restructuring, each shareholder of C-TEC Corporation (which will be renamed Commonwealth Telephone Enterprises, Inc.) will receive shares in each of the two newly formed companies - Cable Michigan, Inc. and RCN Corporation. It is anticipated all three companies will trade on The Nasdaq Stock Market.

    The composition of the proposed independent companies will be:

    - RCN Corporation, which will consist of RCN Telecom Services, providing competitive telephone, cable TV and Internet services in the Boston-Washington, D.C. corridor; C-TEC's current cable television operations in the Boston-Washington, D.C. corridor; and the Company's investment in Megacable S.A. de C.V. , Mexico's largest cable MSO.

    - Commonwealth Telephone Enterprises, Inc., the successor to C-TEC Corporation, which will consist of the Company's local telephone operations in Pennsylvania and related businesses in Pennsylvania.

    - Cable Michigan, Inc., which will consist of the Company's traditional cable television operations in Michigan, including its 62% ownership stake in Mercom, Inc. On May 12, 1997, the Company announced that it had proposed to acquire the 38% of the common stock of Mercom not currently owned by it in exchange for 8.75% of the common stock of Cable Michigan Inc. In connection with receipt of the IRS ruling, C-TEC is suspending these discussions until after completion of its restructuring.

While it is anticipated the proposed restructuring will occur by year end, the spin-offs are subject to the receipt of other regulatory approvals and certain other conditions. There can be no assurances that any transaction will take place.

As a result of the receipt of the approval of the Internal Revenue Service discussed above, the Company has accounted for the segments proposed to be spun-off as discontinued operations.

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

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued after December 31, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

11. On June 3, 1997, the Company announced the signing of an agreement between RCN Corporation [doing business in Boston as part of a joint venture with Boston Edison ("BECO") ] and the City of Boston that will allow it to provide video services under the Open Video System (OVS) provision of the Telecommunications Act of 1996. Under the OVS agreement, RCN will provide video as well as local and long distance telephone service to Boston residents over its fiber optic network. During the two year initial term of the OVS agreement, RCN intends to either negotiate a cable television franchise license or final OVS agreement.

12. In July 1997, Mercom, Inc., in which the Company has a 62% ownership interest, sold its cable system in Port St. Lucie, Florida, consisting of approximately 1,900 subscribers to Adelphia Communications Corporation for cash of $3,650. The Company expects to realize a gain on the transaction.

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

The Company has restated its results of operations, including prior periods, to reflect the financial results of entities to be spun-off as part of the proposed restructuring, as discontinued operations (Note 8).

C-TEC Corporation and subsidiaries' operating income before depreciation and amortization was $18,688 for the three months ended June 30, 1997 as compared to $18,786 for the three months ended June 30, 1996. Higher operating income before depreciation and amortization of the Telephone Group of $2,271 was offset by higher costs associated with the development of a competitive local
telephony effort.     Sales were $46,670 and $46,960 for the quarters ended June
30, 1997 and 1996, respectively. Higher sales of the Telephone Group of $2,137, or 6.2%, were offset by lower sales of the Communications Services Group.
Income from continuing operations was $6,525 and $7,970 for the three month periods ended June 30, 1997 and 1996, respectively, and reflects lower other income of $1,726, due to the receipt in 1996 of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company from the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991. Net loss was ($12,959), or ($.51) per average common share, for the quarter ended June 30, 1997 as compared to net income of $5,025, or $.14 per average common share, for the quarter ended June 30, 1996. Net loss for the quarter ended June 30, 1997 includes a loss from discontinued operations of ($9,809) and a loss on the disposal of discontinued operations of ($9,675). Net loss for the quarter ended June 30, 1996 includes a loss from discontinued operations of ($2,945). The significant components of these losses are detailed in later sections of this discussion.

For the six months ended June 30, 1997, the Company's operating income before depreciation and amortization was $37,165 as compared to $40,253 for the same period in 1996. Higher costs associated with the development of a competitive local telephony effort were partially offset by higher operating income before depreciation and amortization of the Telephone Group of $2,174. Sales were $93,083 and $93,424 for the six months ended June 30, 1997 and 1996, respectively. Higher sales of the Telephone Group of $4,462, or 6.5%, were offset by lower sales of Communications Services Group. Income from continuing operations was $13,071 and $16,587 for the six month periods ended June 30, 1997 and 1996, respectively and primarily reflects the lower operating income before depreciation and amortization as discussed above. Net loss was ($19,298), or ($.77) per average common share, for the six months ended June

30, 1997 as compared to net income of $6,716, or $.20 per average common share, for the six months ended June 30, 1996. Net loss for the six months ended June 30, 1997 includes a loss from discontinued operations of ($22,694) and a loss on the disposal of discontinued operations of ($9,675). Net loss for the six months ended June 30, 1996 includes a loss from discontinued operations of ($7,943) and an extraordinary charge for the discontinuation of regulatory accounting by the Telephone Group of $1,928. The significant components of these items are detailed in later sections of this discussion.

Selected data by operating group was as follows for the three and six month periods ended June 30, 1997 and 1996:

                                    Three months ended              Six months ended
                                         June 30,                       June 30,
                                     1997       1996                1997       1996
                                   ---------  ---------           ---------  ---------
Sales
-----
Telephone                          $ 36,884   $ 34,747            $73,166    $68,704
Other                                 9,786     12,213             19,917     24,720
                                   --------   --------            -------    -------
Total                              $ 46,670   $ 46,960            $93,083    $93,424
                                   ========   ========            =======    =======

Operating income before
  depreciation and amortization
-------------------------------

Telephone                          $ 21,856   $ 19,585            $42,744    $40,570
Other                                (3,168)      (799)            (5,579)      (317)
                                   --------   --------            -------    -------
Total                              $ 18,688   $ 18,786            $37,165    $40,253
                                   ========   ========            =======    =======

Depreciation and amortization
-----------------------------

Telephone                          $  7,249   $  6,695            $14,248    $13,222
Other                                   285        159                515        302
                                   --------   --------            -------    -------
Total                              $  7,534   $  6,854            $14,763    $13,524
                                   ========   ========            =======    =======
                                         June 30,
                                     1997       1996
                                   ---------  ---------
Telephone Main Access Lines         248,834    233,741

Telephone Group
---------------

Sales of the Telephone Group increased $2,137 or 6.2%, and were $36,884 for the three months ended June 30, 1997 as compared to $34,747 for the three months ended June 30, 1996. Higher local network service revenue of $382 resulted from an increase in access lines and increased revenue from vertical services. Interstate access revenue increased $722 primarily due to rate of return adjustments, growth in access lines and a higher average rate per line. Intrastate access revenue increased $875 due to growth in access minutes and a higher average rate per minute.

Sales of the Telephone Group increased $4,462, or 6.5% and were $73,166 for the six months ended June 30, 1997 as compared to $68,704, for the six months ended June 30, 1996. Higher local network service revenue of $854 resulted from an increase of 15,093 in access lines and increased revenue from vertical services, particularly caller ID and custom calling. Interstate access revenue increased $1,501 primarily due to rate of return adjustments, growth in access lines and access minutes and a higher average rate per minute. Intrastate access revenue increased $1,362 primarily due to growth in access minutes and a higher average rate per minute. Nonregulated revenue increased $928 primarily due to higher epix TM Internet access revenues.

For the quarter ended June 30, 1997, operating expenses , excluding depreciation and amortization, remained level with the same period in 1996 as increases in advertising and information systems services expenses were substantially offset by lower materials costs associated with video conferencing sales. Operating expenses excluding depreciation and amortization, were $15,028 and $15,162 for the three month periods ended June 30, 1997 and 1996.

Operating expenses, excluding depreciation and amortization, increased $2,288 or 8.1% to $30,422 from $28,134 for the six months ended June 30, 1997 and 1996, respectively. In the first quarter of 1996 such expenses were positively impacted by a one-time postemployment benefit adjustment that did not recur in 1997. Advertising expenses, primarily for vertical services and community image, and information systems services expenses, primarily for year 2000 consulting, also contributed to the increase. These increases were partially offset by lower materials costs associated with video conferencing sales.

Other
-----
Other sales were $9,786 as compared to $12,213, a decrease of 19.9%, for the three month periods ended June 30, 1997 and 1996, respectively. The decrease is primarily due to lower sales of the Communications Services Group resulting from a high volume of less predictable premises distribution systems contracts during the three months ended June 30, 1996, which did not recur during the three months ended June 30, 1997. This decrease was partially offset by higher business systems new installations sales and revenues associated with the development of a competitive local telephony effort.

Other sales were $19,917 as compared to $24,720, a decrease of 19.4%, for the six month periods ended June 30, 1997 and 1996, respectively. The decrease is primarily due to lower sales of the Communications Services Group resulting from a high volume of less predictable premises distribution systems contracts during the first six months of 1996, which did not recur in 1997. This decrease was partially offset by an increase in business systems new installations and upgrades and revenues associated with the development of a competitive local telephony effort. The nature of the Communications Services Group's business is inherently risky due to project cost estimates, subcontractor performance and economic conditions. The operating results of the Communications Services Group are continually subject to fluctuations due to its less predictable revenue streams, market conditions, and the effect of competition on margins. As of June 30, 1997, the Communications Services Group has a minimal sales backlog and does not anticipate a significant change in the foreseeable future.

Other costs and expenses, excluding depreciation and amortization, were $12,954 and $13,012 for the three month periods ended June 30, 1997 and 1996, respectively. This decrease of $58 or 0.5%, is primarily due to higher costs of approximately $3,100 associated with the development of a competitive local telephony effort offset by lower costs of the Communications Services Group resulting from the decrease in sales. Other costs and expenses, excluding depreciation and amortization, were $25,496 and $25,037 for the six months ended June 30, 1997 and 1996, respectively. This increase of $459, or 1.8%, is primarily due to costs of approximately $4,600 associated with the development of a competitive local telephony effort, offset by lower costs of the Communications Services Group resulting from the decrease in sales.

Other Income, net
-----------------
For the six months ended June 30, 1997 and 1996 other income, net was $1,046 and $2,189, respectively. For the three months ended June 30, 1997 and 1996, other income, net was $359 and $2,085, respectively. The decrease in both periods is primarily due to the receipt, in 1996, of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company from the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

Provision for Income Taxes
--------------------------
For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 3 to the condensed consolidated financial statements.

Loss from Discontinued Operations
---------------------------------
Primarily included in the loss from discontinued operations are the financial results for RCN Telecom Services, the Cable Group, the Long Distance Group relative to operations outside of the Telephone Group's franchise territory and certain selected surrounding areas in which a competitive local telephony effort is being established, and an allocable portion of the overhead of C-TEC's corporate services group.

Loss from discontinued operations was ($9,809) and ($2,945) for the quarters ended June 30, 1997 and 1996, respectively, and ($22,694) and ($7,943) for the six months ended June 30, 1997 and 1996, respectively.

Included in loss from discontinued operations are the following:

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
Sales                                      1997       1996          1997       1996
-----                                    ---------  ---------    ----------  ---------
RCN Telecom                                $ 3,348   $    427      $  6,415    $   842
Cable Group                                 44,581     39,955        86,102     78,782
Other                                        3,774      4,026         8,425      7,296
                                           -------   --------      --------    -------
Total                                      $51,703   $ 44,408      $100,942    $86,920
                                           =======   ========      ========    =======

Operating income before
-----------------------
  depreciation and amortization
-------------------------------
RCN Telecom                                $(6,317)  $ (1,968)     $(10,096)   $(4,576)
Cable Group                                 20,823     18,362        39,909     36,314
Other                                       (4,759)    (2,126)      (17,583)    (5,731)
                                           -------   --------      --------    -------
Total                                      $ 9,747   $ 14,268      $ 12,230    $26,007
                                           =======   ========      ========    =======

Depreciation and amortization              $21,227   $ 17,081      $ 41,328    $33,745
-----------------------------
                                               June 30,
                                           1997        1996
                                         --------   --------
C-TEC Cable Television Subscribers        350,021    339,114
Mercom Cable Television Subscribers*       41,919     40,876

* The above tables reflect 100% of Mercom's operating results. C-TEC owns 61.29% of Mercom's outstanding shares.

For the three months ended June 30, 1997, Cable Group sales were $44,581 as compared to $39,955 for the three months ended June 30, 1996, an increase of 11.6%. The increase is primarily attributable to higher basic service revenue of approximately $2,670 resulting from approximately 11,860 additional average subscribers during the period as compared to the quarter ended June 30, 1996 and the effects of a rate increase implemented during the first quarter of 1997. On an annualized basis, this rate increase is expected to result in additional revenue of approximately $ 7,400. Additionally, the Cable Group received cash incentives related to the launch of certain new channels.

Sales of the Cable Group increased 9.3% to $86,102 from $78,782 for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is primarily attributable to higher basic service revenue of approximately $5,380 resulting from approximately 11,120 additional average subscribers as well as a rate increase implemented during the first quarter of 1997. Additionally, the Cable Group received cash incentives related to the launch of certain new channels.

For the three months ended June 30, 1997, Cable Group operating expenses, excluding depreciation and amortization, were $23,758 as compared to $21,593 for the three months ended June 30, 1996, an increase of 10.0%. The increase is primarily attributable to higher basic programming costs, resulting from higher programming rates, additional channels, and additional subscribers.

Cable Group operating expenses, excluding depreciation and amortization, were $46,193 for the six months ended June 30, 1997 as compared to $42,468 for the six months ended June 30, 1996, an increase of 8.8%. The increase is primarily attributable to higher basic programming costs of approximately $2,840.

For the three month periods ended June 30, 1997 and 1996, sales of RCN Telecom were $3,348 and $427, respectively. For the six month periods ended June 30, 1997 and 1996, sales of RCN Telecom were $6,415 and $842, respectively. The increases in both periods are primarily due to an increase of approximately 43,000 video subscribers over the same period in 1996, primarily in the New York City market resulting from the acquisition of Freedom in August 1996.

For the three month periods ended June 30, 1997 and 1996, costs and expenses, excluding depreciation and amortization, were $9,665 and $2,395, respectively. For the six month periods ended June 30, 1997 and 1996, operating expenses, excluding depreciation and amortization, were $16,511 and $5,418, respectively. The increases in both periods reflect the growth of the business in the New York City and Boston markets. The most significant increases occurred in personnel and related costs, origination and programming costs, and advertising expenses.

Other sales primarily reflect sales of the Long Distance Group relative to operations outside of the Telephone Group's franchise territory and certain selected surrounding areas in which a competitive local telephony effort is being established. Such sales were $3,774 and $4,026 for the quarters ended June 30, 1997 and 1996, respectively, and $8,425 and $7,296 for the six month periods ended June 30, 1997 and 1996, respectively. The decrease of $252, or 6.3%, for the three month period is primarily related to lower revenues from the resale of AT&T Tariff 12 services due to the discontinuation of this product line, as well as to the termination of several large customers whose credit record no longer met the Long Distance Group's standards. The increase of $1,129, or 15.5%, for the six month period is primarily due to increases in dedicated customers and switched business sales, primarily in the New Jersey and eastern Pennsylvania markets.

Other costs and expenses were $8,533 and $6,152 for the three months ended June 30, 1997 and 1996, respectively, and $26,008 and $13,027 for the six months ended June 30, 1997 and 1996, respectively. For the three month period, the increase is primarily related to costs associated with the Company's proposed
restructuring.   For the six month period, the increase is primarily related to nonrecurring charges of $10,000 which represent certain non-capitalizable costs incurred in connection with a series of transactions in March 1997 which resulted in the Company having a 100% ownership interest in Freedom. Also contributing to the increase in costs and expenses, excluding depreciation and amortization, for the six month period, were higher costs associated with the Company's proposed restructuring.

Loss on Disposal of Discontinued Operations
-------------------------------------------

The loss of disposal of discontinued operations of $9,675 represents the estimated loss from operations from July through September 1997, of business units proposed to be spun-off as part of the Company's proposed restructuring, primarily RCN Telecom due to expenses associated with the growth of the business and depreciation and amortization, primarily associated with the acquisition of Freedom.

Extraordinary Item
------------------
In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, the Telephone Group determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71-

"Accounting for the Effects of Certain Types of Regulation" ("SFAS-71"). In this filing, the Group requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. The Group believed approval of the plan was probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, the Telephone Group did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

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

The Telephone Group received approval for an Alternative Regulation and Network Modernization Plan ("the Plan") in January 1997.

Liquidity and Capital Resources
-------------------------------

                                                 June 30,  December 31,
                                                   1997        1996
                                                 --------  -------------
Cash and temporary cash investments              $ 13,776      $ 11,004

Working capital                                       221        (8,093)
Long-term debt (including current maturities)     105,862       110,366

                                                 Six months ended June 30,
                                                     1997          1996
                                                 --------      --------
Net cash provided by operating activities        $ 34,977      $ 43,859
Investing activities:
 Additions to property, plant and equipment      $ 61,093      $ 27,481
 Acquisitions of business                          30,475            --
                                                 --------      --------
Total                                            $ 91,568      $ 27,481
                                                 ========      ========

On June 18, 1997, the Company received approval by the Internal Revenue Service to conduct a tax-free spin-off of certain of its existing businesses, to form three separate publicly-traded companies. The Company believes the separation along business lines will enhance future capital-raising efforts, provide more focused, equity-based employee incentives and facilitate the investment community's tracking of the performance of the three distinct and independent businesses. While it is anticipated that the proposed restructuring will occur by year end, the spin-offs are subject to the receipt of other regulatory approvals and certain other conditions. There can be no assurances that any transaction will take place.

As a result of the receipt of the approval of the Internal Revenue Service discussed above, the Company has accounted for the segments proposed to be spun off as discontinued operations.

Continuing Operations
---------------------
Continuing operations consist of the Company's local telephone operations in Pennsylvania and related businesses in Pennsylvania. Cash and temporary cash investments of continuing operations was $13,776 at June 30, 1997 as compared to $11,004 at December 31, 1996. The Company's working capital ratio for continuing operations was 1.0 to 1 at June 30, 1997 as compared to .86 to 1 at December 31, 1996.

For continuing operations, the Company has adequate resources to meet its short-term obligations and believes that it will generate cash from operations in order to meet its long-term operations and fund its expansion plans.

C-TEC Corporation has obtained a $125,000 committed revolving credit facility of which it intends to borrow approximately $75,000 to fund an equity contribution to RCN Telecom Services, Inc. an entity which will be spun off.

RCN Corporation ("RCN")
-----------------------
RCN Corporation, a proposed new independent public company, will consist of RCN Telecom Services, providing competitive telephone, cable TV and Internet services in the Boston-Washington, D.C. corridor, C-TEC's current cable television operations in the Boston-Washington, D.C. corridor and C-TEC's investment in Megacable, S.A. de C.V., a Mexican cable television operator.

RCN expects that it will require a significant amount of capital to fund its operations and development in its existing New York City and Boston markets. Additionally, in August 1997, RCN announced that it entered into an agreement to form a joint venture with Potomac Capital Investment Corporation an unregulated subsidiary of Potomac Electric Power Company to provide Washington, D.C. area residents and businesses local and long-distance telephone, cable television and Internet services as a package from a single source.These capital requirements include the following: development of advanced fiber optic networks; expansion and upgrade of Hybrid Fiber/Coaxial plant and other; capital expenditures; funding of operating losses and repayment of existing outstanding third-party debt.

Planned capital expenditures for development of advanced fiber networks in New York City and Boston include costs related to connecting customers to the advanced optic network which will be incurred on a per-connection basis. RCN anticipates that it may also incur other discretionary capital requirements related to the development of additional markets during this three year period. The development of such networks, however, will be contingent upon the degree of success achieved in the Boston and New York City markets and the likelihood and degree of success expected in the relevant markets chosen for development.

RCN currently anticipates the following sources of funding:

                                                                     Thousands of
                                                                       Dollars
                                                                     ------------
Repayment of existing outstanding intercompany indebtedness by
    Cable Michigan in connection with the restructuring                  $110,000
Equity contribution by C-TEC in connection with the restructuring          75,000
New third-party debt (discussed below)                                    110,000
Cash on hand                                                               65,000
Operating cash flow of Hybrid Fiber/Coaxial                               100,000
Anticipated capital contribution by BECO                                  110,000
                                                                         --------
          Total                                                          $570,000
                                                                         ========

In order to further fund its anticipated capital requirements through the end of 1999, RCN is considering the incurrence of additional debt. However, the likelihood, success and amount of any such debt incurrence offering would depend on market conditions and other factors, including the continued need for capital based on the success based buildout of its current and future markets.

Additionally, RCN may enter into other relationships such as joint ventures, with appropriate partners in possible new markets chosen by RCN for development. Such relationships should enable RCN to limit its expenditures for network development by utilizing existing facilities as well as by the potential capital contributions by partners or investors in return for profit participation or equity. RCN may also take advantage of the expertise of appropriate partners in the relevant market in order to reduce its start-up costs in those markets.

Certain of RCN's direct and indirect subsidiaries, namely, C-TEC Cable Systems, Inc., ComVideo Systems, Inc. and C-TEC Cable Systems of New York, Inc., have in place two secured credit facilities ( the "Credit Facilities") pursuant to a single credit agreement with a group of lenders for which First Union

National Bank acts as agent (the "Credit Agreement"), which was effective as of July 1, 1997 (the "Closing Date"). The first is a five-year revolving credit facility in the amount of $25,000. The second is an eight-year term credit faciltiy in the amount of $100,000.

Borrowings under the Credit Facilities are available for the following purposes:
(i) to refinance existing Cable Group Senior Secured Notes, (ii) to finance an equity investment by Cable Systems in RCN Telecom Services, Inc. (a member of the RCN Group), (iii) to finance permitted acquisitions, and (iv) for capital expenditures, working capital and general corporate purposes.

Cable Michigan, Inc.
--------------------
Cable Michigan, Inc., a proposed new independent company will consist of C-TEC's traditional cable television operations in Michigan, including its 62% ownership stake in Mercom, Inc. Separately, C-TEC had proposed to acquire full ownership of Mercom through a stock swap which was under consideration by a special committee of the Mercom board. In connection with receipt of the IRS ruling, C-TEC is suspending these discussions until after completion of the restructuring.

Pursuant to the restructuring, it is anticipated that Cable Michigan, Inc. will incur approximately $110,000 of newly issued third party debt, as discussed below, for the purpose of repaying a portion of the total amount of outstanding intercompany notes payable owed to C-TEC Cable Systems, Inc., which is an RCN
business.   C-TEC Cable Systems, Inc. will treat the remaining amount of outstanding intercompany indebtedness of Cable Michigan, Inc. as a capital contribution to Cable Michigan, Inc. Also in connection with the restructuring, Cable Michigan, Inc. will assume approximately $15,000 of C-TEC indebtedness, which indebtedness will be secured by the 62% interest in Mercom. Following the refinancing of its intercompany debt with third party debt, Cable Michigan, Inc. expects to have a ratio of debt to operating income before depreciation and amortization of approximately 4.3:1.0.

Cable Michigan, Inc. expects to generate positive cash flow which will be reinvested and which it believes will be sufficient to fund its capital requirements and debt service.

Cable Michigan, Inc. has in place two secured credit facilitates (the "Credit Facilities") pursuant to a single credit agreement with a group of lenders for which First Union National Bank acts as agent (the "Credit Agreement"), which was effective as of July 1, 1997 (the "Closing Date"). The first is a five-year revolving credit facility in the amount of $45,000. The second is an eight-year term credit facility in the amount of $100,000. Borrowings under the Credit Facilities are available for the following purposes: (i) to refinance all existing indebtedness of Cable Michigan, Inc. (including intercompany indebtedness owed to C-TEC Cable Systems, Inc.), (ii) to finance permitted acquisitions, and (iii) for capital expenditures, working capital and general corporate purposes.

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

Telecommunications Act of 1996
------------------------------
The Telecommunications Act of 1996 (the "1996 Act") is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process.

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

On August 8, 1996, the FCC released two Orders outlining procedures for interconnection between incumbent and competitive local exchange carriers. While certain components of the First Order, relating to interconnection, have been challenged in federal court, competitive inconnection agreements are being negotiated and approved by state regulators using the federal guideline established in the FCC First Order.

The Second Order, relating to the technical aspects of number portability, remains in effect with the 100 largest Metropolitan Statistical Area (MSAS) slated for implementation beginning in October 1997.

It is anticipated that the Company is in a strong position to capitalize on these new regulatory mandates for competition in markets heretofore not available. In addition, the Company believes that generally its networks are relatively well insulted from competition by virtue of their high quality, price for service, and geographical locations.

Pennsylvania Public Utility Commission
--------------------------------------
On April 15, 1996, the Telephone Group filed a plan with the Pennsylvania Public Utility Commission (PPUC) in compliance with state law that requires all local exchange carriers to enhance their network's bandwidth capability in exchange for lessened regulatory oversight.

On January 17, 1997, the PPUC approved a modified version of the Telephone Group's Plan which requires it to upgrade its network over time prior to the year 2015 in accordance with certain specified standards. In addition, the Telephone Group agreed to maintain current price levels for basic or non-competitive services for two years. The Telephone Group may rebalance current rates for these services which include dialtone, intraLATA toll and access rates immediately with PPUC oversight. The Plan also allows the Telephone Group to accommodate, on a revenue neutral basis, and exogenous charges that occur during the life of the Plan. Finally, the Telephone Group, with approval of its Plan, moves from traditional rate base, rate of return regulation, to price caps allowing for price flexibility and profit protection needed to operate successfully in the telecommunications marketplace.

In a separate action taken in September 1996, PPUC granted a rural exemption under the provisions of the 1996 Act to the Telephone Group. The exemption requires CLECs that desire interconnection with the Telephone Group to prove the benefits of interconnection in a formal PPUC proceeding.

                          PART II - Other Information
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                   (11) Computation of Per Share Earnings
                   (27) Financial Data Schedule
         (b.)  Reports on Form 8-K
                    No reports on Form 8-K were filed during the second quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            C-TEC Corporation
Date:  August 14, 1997


                                            /s/ Bruce C. Godfrey
                                            -----------------------------------
                                            Bruce C. Godfrey
                                            Executive Vice President and
                                            Chief Financial Officer