Form 10-Q
period 1997-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1997-11-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                            September 30, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from                      to
Commission file number                               0-11053

                   Commonwealth Telephone Enterprises, Inc.
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2093008
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

                                 800 Route 309
                                 P.O. Box 800
                        Dallas, Pennsylvania 18612-9799
                   (Address of principal executive offices)
                                  (Zip Code)

                                (609) 734-3700
             (Registrant's telephone number, including area code)

                               C-TEC CORPORATION
                              105 Carnegie Center
                          Princeton, New Jersey 08540
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1997.

Common Stock                        15,559,055
Class B Common Stock                 2,764,442

                                CTE CORPORATION


                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations-Quarters and Nine Months Ended
           September 30, 1997 and 1996

           Condensed Consolidated Balance Sheets-
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of
           Cash Flows-Nine Months Ended September 30,
           1997 and 1996

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

Item 4.    Submission of Matters to a Vote of Security
           Holders

Item 6.    Exhibits and Reports on Form 8-K

           SIGNATURE

PART 1. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                                    QUARTER ENDED                    NINE MONTHS ENDED
                                                                    September 30,                       September 30,
                                                             ---------------------------         ---------------------------
                                                                1997             1996               1997             1996
SALES                                                        $  50,359         $  46,065         $ 145,325         $ 139,489
COSTS & EXPENSES, EXCLUDING MANAGEMENT FEES AND
  DEPRECIATION AND AMORTIZATION                                 29,310            26,841            83,631            76,272
MANAGEMENT FEES                                                  3,008             1,674             6,488             5,414
DEPRECIATION AND AMORTIZATION                                    8,051             6,859            22,814            20,383
                                                             ---------         ---------         ---------         ---------
OPERATING INCOME                                                 9,990            10,691            32,392            37,420
INTEREST & DIVIDEND INCOME                                         859               821             2,625             2,659
INTEREST EXPENSE                                                (2,523)           (2,932)           (6,656)           (7,411)
OTHER INCOME, NET                                                  (38)               24             1,008             2,213
                                                             ---------         ---------         ---------         ---------
INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                8,288             8,604            29,369            34,881
PROVISION FOR INCOME TAXES                                       3,465             3,328            12,696            14,193
                                                             ---------         ---------         ---------         ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EQUITY IN UNCONSOLIDATED ENTITIES                             4,823             5,276            16,673            20,688
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES                 138               (61)            1,359             1,114
                                                             ---------         ---------         ---------         ---------
INCOME FROM CONTINUING
   OPERATIONS BEFORE  EXTRAORDINARY CHARGE                       4,961             5,215            18,032            21,802
DISCONTINUED OPERATIONS                                         (3,790)           (1,485)          (36,159)           (9,428)
                                                             ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                        1,171             3,730           (18,127)           12,374
EXTRAORDINARY CHARGE - DISCONTINUATION
   OF THE APPLICATION OF SFAS 71                                  --                --                --              (1,928)
                                                             ---------         ---------         ---------         ---------
NET INCOME (LOSS)                                                1,171             3,730           (18,127)           10,446
PREFERRED STOCK DIVIDEND AND ACCRETION REQUIREMENTS              1,062             1,062             3,187             2,262
                                                             ---------         ---------         ---------         ---------
NET INCOME (LOSS) TO COMMON SHAREHOLDERS                     $     109         $   2,668         $ (21,314)        $   8,184
                                                             =========         =========         =========         =========


See accompanying notes to Condensed Consolidated Financial Statements.

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS (Continued)

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                   -------------------------------     --------------------------------
                                                        1997              1996             1997              1996
EARNINGS (LOSS) PER AVERAGE COMMON SHARE

INCOME FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY CHARGE          $       0.21     $         0.23     $        0.80     $         1.06
                                                   ============     ==============     =============     ==============

DISCONTINUED OPERATIONS                            $      (0.21)    $        (0.08)    $       (1.95)    $        (0.51)
                                                   ============     ==============     =============     ==============

EXTRAORDINARY CHARGE-DISCONTINUATION OF
   THE APPLICATION OF SFAS 71                                --                 --                --     $        (0.10)
                                                   ============     ==============     =============     ==============

NET INCOME (LOSS) TO COMMON SHAREHOLDERS           $       0.01     $         0.15     $       (1.15)    $         0.44
                                                   ============     ==============     =============     ==============

AVERAGE COMMON SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING                           18,709,084         18,398,355        18,565,044         18,490,259

FULLY DILUTED EARNINGS (LOSS)
      PER AVERAGE COMMON SHARE

INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY CHARGE                     $       0.21     $         0.23     $        0.80     $         1.06
                                                   ============     ==============     =============     ==============

DISCONTINUED OPERATIONS                            $      (0.21)    $        (0.08)    $       (1.95)    $        (0.51)
                                                   ============     ==============     =============     ==============

EXTRAORDINARY CHARGE-DISCONTINUATION
OF THE APPLICATION OF SFAS 71                                --                 --                --     $        (0.10)
                                                   ============     ==============     =============     ==============

NET INCOME (LOSS) TO COMMON SHAREHOLDERS           $       0.01     $         0.15     $       (1.15)    $         0.44
                                                   ============     ==============     =============     ==============

AVERAGE COMMON SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING                           18,709,084         18,398,355        18,565,044         18,490,259


See accompanying notes to Condensed Consolidated Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                             September 30,    December 31,
                                                 1997             1996
                                             -----------------------------
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments             $ 18,375        $ 11,004
Accounts receivable from related
 parties                                           6,656              --
Other current assets                              51,037          35,723
Deferred income taxes                              4,949           4,059
                                                --------        --------

     Total current assets                         81,017          50,786
                                                --------        --------

PROPERTY, PLANT AND EQUIPMENT
   Telephone plant                               490,340         443,633
   Other property, plant and equipment             5,087           6,847
                                                --------        --------

     Total property, plant and equipment         495,427         450,480
     Accumulated depreciation                    218,817         201,528
                                                --------        --------

     Net property, plant and equipment           276,610         248,952
                                                --------        --------

INVESTMENTS                                        9,612           8,955
                                                --------        --------

DEFERRED CHARGES AND OTHER ASSETS                  5,080           1,060
                                                --------        --------

NET ASSETS OF DISCONTINUED OPERATIONS                 --         318,045
                                                --------        --------

TOTAL ASSETS                                    $372,319        $627,798
                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt            $  9,009        $  9,009
Advance billings & customer deposits               3,091           3,212
Accrued taxes                                      2,482           4,564
Accrued interest                                     655             716
Accounts payable to related parties               13,805              --
Other current liabilities                         46,966          41,378
                                                --------        --------

Total current liabilities                       $ 76,008        $ 58,879
                                                ========        ========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                         September 30,      December 31,
                                                                              1997              1996
                                                                       ----------------------------------

LONG-TERM DEBT                                                                $169,600          $101,357
                                                                       ----------------   ---------------

DEFERRED INCOME TAXES AND INVESTMENT
   TAX CREDITS                                                                  41,399            38,957
                                                                       ----------------   ---------------

OTHER DEFERRED CREDITS                                                           8,980             7,961
                                                                       ----------------   ---------------

REDEEMABLE PREFERRED STOCK                                                      42,104            40,867
                                                                       ----------------   ---------------

COMMON SHAREHOLDERS' EQUITY:
   Common stock                                                                 21,026            31,534
   Additional paid-in capital                                                  153,144           358,804
   Retained earnings                                                                 -           129,537
    Treasury stock at cost, 2,702,135 shares
   at September 30, 1997 and 4,059,446 shares at December 31, 1996            (139,942)         (140,098)
                                                                       ----------------   ---------------

    Total common shareholders' equity                                           34,228           379,777
                                                                       ----------------   ---------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $372,319          $627,798
                                                                       ================   ===============


See accompanying notes to Condensed Consolidated Financial Statements

                      C-TEC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                         September 30
                                                                                    1997              1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  45,272         $  73,859
                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                                       (104,282)          (58,402)
   Purchase of loan receivable                                                           -           (13,088)
   Purchases of short-term investments                                                   -           (66,328)
   Sales and maturities of short-term investments                                   46,935           133,006
   Acquisitions                                                                    (30,490)          (29,660)
   Proceeds from sale of Florida cable operations                                    3,496                 -
   Proceeds from sale of partnership interest                                        1,900                 -
   Other                                                                            (1,118)            4,157
                                                                                 ---------         ---------
   Net cash used in investing activities                                           (83,559)          (30,315)
                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                                      325,000            19,000
   Redemption of long-term debt                                                   (155,437)          (33,632)
   Preferred dividend                                                               (1,950)           (1,300)
   Proceeds from issuance of stock                                                     128               642
   Cash contribution from joint venture partner                                      4,116                 -
   Distribution of cash for discontinued entities                                 (191,335)                -
   Other                                                                                 -                40
                                                                                 ---------         ---------
   Net cash (used in) financing activities                                         (19,478)          (15,250)
                                                                                 ---------         ---------

   Net increase (decrease) in cash and
      temporary cash investments                                                   (57,765)           28,294
                                                                                 ---------         ---------
   Cash and temporary cash at beginning of year:
     Continuing operations                                                          11,004             8,354
     Discontinued operations                                                        65,136            41,043
                                                                                 ---------         ---------
   Total cash and temporary cash investments at beginning of year                   76,140            49,397
                                                                                 ---------         ---------

   Cash and temporary cash investments at September 30,                          $  18,375         $  77,691
                                                                                 =========         =========

   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                                      $  30,737         $  24,100
                                                                                 =========         =========


      Income taxes                                                               $   8,308         $  13,978
                                                                                 =========         =========




Supplemental Schedule of Noncash Financing and Investing Activities:

   Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the nine months ended September 30, 1997 and 1996 was $1,237 and $962, respectively.

   In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:

   Cash Paid                            $40,000
   Non-capitalizable costs              (10,000)
   Reduction of minority interest        (3,812)
                                        --------
   Fair value of assets                 $26,188
                                        ========


   In September 1997, in connection with the transfer of the Company's investment in Mercom to Cable Michigan, Cable Michigan assumed the Company's $15,000 Term Credit Facility.


See accompanying notes to Condensed Consolidated Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, except per share amounts)

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

2. On September 30, 1997, the Company distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of the Company's Common Stock and the Company's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and Cable Michigan. RCN consists primarily of the Company's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of the Company's Michigan Cable operations, including its 62% ownership in Mercom, Inc. The Company, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement.

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations. The Company accounted for the Distribution in its September 30, 1997 balance sheet based on the book values of the assets and liabilities of RCN and Cable Michigan.

As part of the Company's restructuring, the Company changed its name to Commonwealth Telephone Enterprises, Inc. (from C-TEC Corporation). Commonwealth Telephone Enterprises, Inc. consists of Commonwealth Telephone Company (CT), the nation's thirteenth largest independent local exchange carrier, Commonwealth Telecom Services, Inc. (CTSI), a competitive local exchange carrier and other operations which include epix(tm), an Internet access business, Commonwealth Communications, Inc. (CCI), a communications services business, and Commonwealth Long Distance (CLD), a reseller of long distance services.

3. The Company owned a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). The Distribution included Megacable as part of RCN. For the quarters ended September 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of ($930) and ($393), respectively. For the nine months ended September 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists its proportionate share of income and amortization of excess cost over equity in net assets of ($2,477) and ($1,692), respectively. The Company's equity in the earnings (loss) of Megacable for the three and nine months ended September 30, 1997 and 1996 is included in discontinued operations.

Summarized information for the financial position and results of operations of Megacable, as of and for the nine months ended September 30, 1997 and 1996, is as follows:

                                                         1997              1996
                                                         ----              ----
Assets                                                 $76,217           $70,704
Liabilities                                              8,055             9,696
Shareholders' equity                                    68,162            61,008
Sales                                                   22,281            17,202
Cost and expenses                                       15,231            11,251
Foreign currency transaction losses                         --                 8
Net income                                             $ 6,827           $ 7,546

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were gains (losses) of $27 and ($19), for the three and nine month periods ended September 30, 1997, respectively.

4. The (benefit) provision for income taxes consists of the following:

                                                             September 30,
                                                         1997            1996
                                                         ----            ----
Currently payable                                     $ 11,064         $ 15,718
Deferred                                                 1,774           (1,317)
Investment tax credits                                    (142)            (208)
                                                      --------         --------
Total provision from continuing operations              12,696           14,193
    (Benefit) from discontinued operations              (8,946)          (5,409)
    (Benefit) from loss on disposal of
       discontinued operations                          (7,374)            (192)
                                                      --------         --------
Total (benefit) provision for income taxes            $ (3,624)        $  8,592
                                                      ========         ========

The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate.

The differences are as follows:

                                                            September 30,
                                                        1997             1996
                                                        ----             ----
Income before provision for income taxes and
   extraordinary item                                 $ 30,729         $ 35,995
                                                      --------         --------
Federal tax provision at statutory rate                 10,755           12,598
Increase (reduction) due to:
State income taxes, net of federal benefit               2,180            1,898
Amortization of investment tax credits                    (142)            (208)
Other, net                                                 (97)             (95)
                                                      --------         --------
Provision for income taxes                            $ 12,696         $ 14,193
                                                      ========         ========

5. In July 1997, the Company closed four separate credit agreements totaling $410,000 in anticipation of its restructuring transactions. The financings were provided by a syndicate of commercial banks and arranged and underwritten by First Union National Bank.

The Credit Agreements include:

   - A $125,000 revolving credit facility for Commonwealth Telephone Enterprises, Inc. which provides credit availability through June 30, 2002. Interest is based on either a LIBOR or Base Rate option, at the election of the Company (6.57% at September 30, 1997). The credit agreement is unsecured. The Company has outstanding borrowings of $75,000 against this revolving credit facility at September 30, 1997. The Company used the proceeds to fund an equity contribution to RCN. The new facility contains restrictive covenants which generally require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

   - A $15,000 facility for the Company which matures in a single installment on June 30, 1999. Interest rate provisions are substantially the same as the $145,000 credit agreement for Cable Michigan, Inc. discussed below. The Company borrowed $15,000 against this facility in July 1997. Since the credit agreement is secured by Mercom, Inc. stock holdings of Cable Michigan, the obligation for outstanding borrowings against this facility were assumed by Cable Michigan in connection with the Distribution. The Company has no recourse liability for outstanding borrowings against this credit facility.

   - A $125,000 credit agreement for C-TEC Cable Systems, Inc. comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. The second is a term credit facility in the amount of $100,000 which is to repaid over six years in quarterly installments, from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate will be based on either a LIBOR or Base Rate option, at the election of RCN. The credit agreement is unsecured. Outstanding borrowings against this $125,000 credit agreement are an obligation of RCN. C-TEC Cable Systems, Inc. used the proceeds to prepay higher priced Senior Secured Notes. The early extinguishment of the Senior Secured Notes resulted in a charge of $3,210, net of taxes, against third quarter earnings which is included in discontinued operations.

   - A $165,000 credit agreement for Cable Michigan, Inc., formerly C-TEC
Cable Systems of Michigan, Inc., comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $65,000 which provides credit availability through June 30, 2002. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate will be based on either a LIBOR or Base Rate option, at the election of Cable Michigan. The credit agreement is principally secured by the stock of certain cable subsidiaries. Outstanding borrowings against this credit agreement are an obligation of Cable Michigan.

6. In August 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") from Kiewit Telecom Holdings, Inc. In March 1997, the Company paid $30,000 in connection with a series of transactions which resulted in the Company having a 100% ownership interest in Freedom. The acquisition was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by $24,955, which was recognized as goodwill with an amortization period of approximately 6 years. The Distribution included Freedom as part of RCN.

7. Included in loss from discontinued operations for the nine months ended September 30, 1997 are nonrecurring charges of $10,000 representing costs incurred in connection with the termination of a marketing services agreement held by Freedom.

8. At the Company's annual shareholders' meeting on October 1, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two for three reverse stock split (the "Reverse Stock Split") of the Common Stock and the Class B Common Stock. The reverse Stock Split was effective as of the close of business on October 9, 1997. Pursuant to the Reverse Stock Split, every three shares of Common Stock were converted into two shares of Common Stock and every three shares of Class B Stock were converted into two shares of Class B Stock. Accordingly, approximately $10,500 was transferred from Common Stock to Additional paid-in capital to reflect this Reverse Stock Split. All share and per share data, including stock option plans (Note 9) have been restated to reflect this Reverse Stock Split.

9. In connection with the Distribution, each Commonwealth Telephone Enterprises, Inc. ("CTE") outstanding option was adjusted so that following the Distribution each holder thereof holds options to purchase shares of CTE Common Stock, RCN Corporation Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such resulting options was adjusted to take into account the Distribution and the CTE 2 for 3 reverse stock split to ensure that the aggregate intrinsic value of the resulting CTE, RCN and Cable Michigan Options immediately after the Distribution was equal to the aggregate intrinsic value of the CTE options immediately prior to the Distribution. At September 30, 1997, CTE has approximately 1,014,000 options outstanding at exercise prices ranging from $8.28 to $11.15.

10. The Yee Family Trusts, as holders of the Company's Preferred Stock, Series A and Preferred Stock, Series B, have recently commenced an action against the Company, its Board of Directors, RCN Corporation and Cable Michigan, Inc. in the Superior Court of New Jersey. The complaint alleges that the Company's restructuring constitutes a fraudulent conveyance and alleges breaches of contract and fiduciary duties in connection with the restructuring. The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously.

11. Certain reclassifications have been made to 1996 to conform with the 1997 reporting format. Additionally, the Company has restated results of operations for the three months ended June 30, 1997 by increasing both sales and costs of sales by $1,883 to appropriately adjust intercompany eliminations.

12. Earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of Common and Class B Common shares outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents.

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

All share and per share data have been restated to reflect the Reverse Stock Split (Note 8).

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

13. In July 1997, Mercom, Inc. in which the Company had a 62% ownership interest, sold its cable system in Port St. Lucie, Florida, consisting of approximately 1,900 subscribers to Adelphia Communications Corporation for cash of $3,496. The Company realized a gain on the transaction of $2,571 before income taxes, which is included in discontinued operations.

14. Discontinued operations includes income (loss) from discontinued operations and loss on disposal of discontinued operations.

Primarily included in the loss from discontinued operations are the financial results through June 30, 1997 for the business units which comprise RCN and Cable Michigan and an allocable portion of the overhead of the corporate services group.

Income (loss) from discontinued operations was $279 and ($1,127) for the quarters ended September 30, 1997 and 1996, respectively, and ($22,415) and ($9,070) for the nine months ended September 30, 1997 and 1996, respectively. Earnings (loss) per average common share for income (loss) from discontinued operations was $.01 and ($.06), for the quarters ended September 30, 1997 and 1996, respectively, and ($1.21) and ($.49) for the nine months ended September 30, 1997 and 1996, respectively.

Primarily included in the loss on disposal of discontinued operations are the financial results for the quarter ended September 30, 1997 of the business units which comprise RCN and Cable Michigan and an allocable portion of the overhead of the Corporate Services Group. This loss was estimated and accrued in the June 1997 statement of operations. The loss in excess of that estimate is included as loss on disposal of discontinued operations for the quarter ended September 30, 1997.

Loss on disposal of discontinued operations was ($4,069) and ($358) for the quarters ended September 30, 1997 and 1996, respectively, and ($13,744) and ($358) for the nine months ended September 30, 1997 and 1996, respectively. Earnings (loss) per average common share for loss on disposal of discontinued operations was ($.22) and ($.02) for the quarters ended September 30, 1997 and 1996, respectively, and ($.74) and ($.02) for the nine months ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of Dollars, except per share amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

On September 30, 1997, the Company distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of the Company's Common Stock and the Company's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and Cable Michigan. RCN consists primarily of the Company's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long-distance operations and its international investment in Megacable , S.A. de C.V. Cable Michigan, Inc. consists of the Company's Michigan Cable operations, including its 62% ownership in Mercom, Inc.

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations. The Company accounted for the Distribution in its September 30, 1997 balance sheet based on the book values of the assets and liabilities of RCN and Cable Michigan.

As part of the Company's restructuring, the Company changed its name to Commonwealth Telephone Enterprises, Inc. (from C-TEC Corporation). Commonwealth Telephone Enterprises, Inc. consists of Commonwealth Telephone Company (CT), the nation's thirteenth largest independent local exchange carrier, Commonwealth Telecom Services, Inc. (CTSI), a competitive local exchange carrier and other operations which include epix/tm/, an Internet access business, Commonwealth Communications, Inc. (CCI), a communications services business, and Commonwealth Long Distance (CLD), a reseller of long distance services.

Commonwealth Telephone Enterprises, Inc. and subsidiaries' operating income before depreciation and amortization was $18,041 for the three months ended September 30, 1997 as compared to $17,550 for the three months ended September 30, 1996. Higher operating income before depreciation and amortization of CT of $3,274 and epix/tm/ of $276, were partially offset by higher costs associated with the development of CTSI. Sales increased 9.3% and were $50,359 and $46,065 for the quarters ended September 30, 1997 and 1996, respectively. Primarily accounting for the increase were higher sales of CT of $2,945, CTSI of $1,457 and epix/tm/ of $585 partially offset by slightly lower sales of CCI and CLD aggregating $693. Income from continuing operations was $4,961 and $5,215 for the three month periods ended September 30, 1997 and 1996, respectively, and primarily reflects the higher operating income before depreciation and amortization of $491 discussed previously and lower interest expense in 1997 as compared to the same period in 1996 of $409, offset by higher depreciation of $1,192. Net income to common shareholders was $109, or $0.01 per average common share, for the quarter ended September 30, 1997 as compared to net income to common shareholders of $2,668, or $0.15 per average common share, for the quarter ended September 30, 1996. Net income to common shareholders for the quarters ended September 30, 1997 and 1996 include discontinued operations aggregating ($3,790) and ($1,485), respectively. The significant components of these losses are detailed in later sections of this discussion.

For the nine months ended September 30, 1997, the Company's operating income before depreciation and amortization was $55,206 as compared to $57,803 for the same period in 1996. Higher costs associated with the development of CTSI were partially offset by higher operating income before depreciation and amortization of CT of $5,398 and epix/tm/ of $326. Additionally, higher allocated corporate overhead of approximately $1,000 resulted primarily from the Company's allocable share of restructuring expenses associated with the Distribution. Sales increased 4.2% and were $145,325 and $139,489 for the nine months ended September 30, 1997 and 1996, respectively. Higher sales of CT of $6,238, CTSI of $2,569 and epix/tm/ of $1,754 were partially offset primarily by lower sales of CCI. Income from continuing operations was $18,032 and $21,802 for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease primarily reflects the lower operating income before depreciation and amortization of $2,597 discussed above, higher depreciation and amortization of $2,431 and lower other income of $1,205 partially offset by lower interest expense of $755 and lower income taxes of $1,497. Net loss to common shareholders was $21,314, or $1.15 per average common share, for the nine months ended September 30, 1997 as compared to net income to common shareholders of $8,184, or $0.44 per average common share, for the nine months ended September 30, 1996. Net loss to common shareholders for the nine months ended September 30, 1997 includes discontinued operations aggregating ($36,159). Net loss to common shareholders for the nine months ended September 30, 1996 includes discontinued operations aggregating ($9,428) and an extraordinary charge for the discontinuation of regulatory accounting by CT of $1,928. The significant components of these items are detailed in later sections of this discussion.

Selected data by business segment was as follows for the three and nine month periods ended September 30, 1997 and 1996:

                                                           Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                          1997             1996              1997              1996
                                                       ---------------------------         ---------------------------
Sales
-----
Commonwealth Telephone Company                         $  37,352         $  34,407         $ 107,943         $ 101,705
Commonwealth Telecom Services, Inc.                        1,457              --               2,569              --
Other                                                     11,550            11,658            34,813            37,784
                                                       ---------         ---------         ---------         ---------
Total                                                  $  50,359         $  46,065         $ 145,325         $ 139,489
                                                       =========         =========         =========         =========

Operating income before depreciation and amortization
-----------------------------------------------------

Commonwealth Telephone Company                         $  23,115         $  19,841         $  66,089         $  60,691
Commonwealth Telecom Services, Inc.                       (3,287)             --              (6,775)             --
Management fees                                           (3,008)           (1,674)           (6,488)           (5,414)
Other                                                      1,221              (617)            2,380             2,526
                                                       ---------         ---------         ---------         ---------
Total                                                  $  18,041         $  17,550         $  55,206         $  57,803
                                                       =========         =========         =========         =========

Depreciation and amortization
-----------------------------

Commonwealth Telephone Company                         $   7,132         $   6,506         $  20,656         $  19,338
Other                                                        919               353             2,158             1,045
                                                       ---------         ---------         ---------         ---------
Total                                                  $   8,051         $   6,859         $  22,814         $  20,383
                                                       =========         =========         =========         =========

                                            September 30,
                                        1997            1996         % Change
                                    -----------------------------    --------
CT Main Access Lines                   253,862        236,974          7.1%
CTSI cumulative installed voice
 grade equivalents                      14,739           --            N/A

Commonwealth Telephone Company ("CT")
-------------------------------------
Sales of CT increased $2,945 or 8.6% and were $37,352 for the three months ended September 30, 1997 as compared to $34,407 for the three months ended September 30, 1996. Local network service revenue increased approximately $400 and resulted from a 7.1% increase in access lines and increased revenue from vertical services. Interstate access revenue increased approximately $1,500 and includes a one time nonrecurring revenue settlement adjustment of approximately $1,000. Intrastate access revenue increased approximately $950 primarily due to growth in access minutes and a higher average rate per minute.

Sales of CT increased $6,238, or 6.1% and were $107,943 for the nine months ended September 30, 1997 as compared to $101,705 for the nine months ended September 30, 1996. Higher local network service revenue of approximately $1,250 resulted from an increase of 16,888 access lines and increased revenue from vertical services, particularly caller ID and custom calling. Interstate access revenue increased approximately $3,000 primarily due to growth in access lines, a higher average rate per minute, and rate of return adjustments. Intrastate access revenue increased approximately $2,300 primarily due to growth in access minutes and a higher average rate per minute.

For the quarter ended September 30, 1997, operating expenses, excluding depreciation and amortization, were $14,237 as compared to $14,566 for the quarter ended September 30, 1996.

For the nine months ended September 30, 1997, operating expenses, excluding depreciation and amortization, increased $840 or 2.1% to $41,854 from $41,014 for the nine months ended September 30, 1997 and 1996, respectively. In the first quarter of 1996, such expenses were positively impacted by a one-time postemployment benefit adjustment that did not recur in 1997. Advertising expenses, primarily for vertical services and second line promotion and information systems services expenses, primarily for year 2000 consulting, also contributed to the increase. These increases were partially offset primarily by lower access charges resulting from a decrease in the average local transport rate charged by a neighboring local carrier.

Commonwealth Telecom Services, Inc. ("CTSI")
--------------------------------------------
CTSI revenues were $1,457 and $2,569 for the quarter and nine month periods ended September 30, 1997, respectively, and represent the start-up of the Company's competitive local telephony operations. At September 30, 1997, the CTSI operations have 14,739 cumulative installed voice-grade equivalents.

Operating expenses, excluding depreciation and amortization, were $4,744 and $9,344 for the quarter and nine months ended September 30, 1997, respectively. Such expenses include primarily payroll and benefits associated with sales, operations and support staff, circuit rental expense pending completion of construction of the CTSI network, advertising associated with entering new markets and access charges from ILECs for terminating access.

Other
-----
Other sales were $11,550 and $11,658 for the quarters ended September 30, 1997 and 1996, respectively. The decrease of $108, or 1% , represents higher epix/tm/ Internet access revenues of $585, offset by lower revenues of CCI and CLD aggregating $693. The higher epix/tm/ revenues reflect the growing popularity of and demand for high-speed Internet access. There are approximately 25,000 epix/tm/ customers at September 30, 1997 as compared to approximately 14,000 customers at September 30, 1996. Fewer switched residential long-distance customers resulted in lower billed minutes and a decline in long distance revenues. Lower sales of CCI resulted from a high volume of less predictable premises distribution systems contracts during the three months ended September 30, 1996, which did not recur during the three months ended September 30, 1997. This decrease was partially offset by higher business systems new installations and engineering, integration and management contracts.

Other sales were $34,813 and $37,784 for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease of $2,971, or 7.9%, represents higher epix/tm/ Internet access revenues of $1,754 offset primarily by lower sales of CCI. Lower sales of CCI resulted from a high volume of less predictable premises distribution systems contracts during the first nine months of 1996, which did not recur in 1997. This decrease was partially offset by an increase in business systems new installations and engineering, integration and management contracts. The nature of CCI's business is inherently risky due to project cost estimates, subcontractor performance and economic conditions. The operating results of CCI are continually subject to fluctuations due to its less predictable revenue streams, market conditions, and the effect of competition on margins. As of September 30, 1997, CCI has a minimal sales backlog and does not anticipate a significant change in the immediate future.

Other costs and expenses, excluding depreciation and amortization, were $13,337 and $13,949 for the three month periods ended September 30, 1997 and 1996, respectively. The decrease of $612, or 4.4%, primarily represents lower costs of CLD due in part to lower sales partially offset by higher allocated corporate overhead, primarily resulting from the Company's share of restructuring expenses associated with the Distribution.

Other costs and expenses, excluding depreciation and amortization, were $38,921 and $40,672 for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $1,751, or 4.3%, is principally due to lower costs of CCI and CLD, primarily associated with decreases in sales, partially offset by higher allocated corporate overhead, resulting from the Company's share of restructuring expenses associated with the Distribution.

Depreciation and Amortization
-----------------------------
Depreciation and amortization increased $1,192 or 17.4%, and was $8,051 for the quarter ended September 30, 1997 as compared to $6,859 for the quarter ended September 30, 1996. Depreciation and amortization increased $2,431, or 11.9% and was $22,814 for the nine months ended September 30, 1997 as compared to $20,383 for the nine months ended September 30, 1996. The increases for both the quarterly and nine month periods are due primarily to 1997 depreciation on capital expenditures made in later periods in 1996 as well as depreciation on 1997 capital expenditures primarily for CT and CTSI.

Interest Expense
----------------
Interest expense was $2,523 and $2,932 for the quarters ended September 30, 1997 and 1996, respectively, and $6,656 and $7,411 for the nine months ended September 30, 1997 and 1996, respectively. The decreases for both the quarterly and nine month periods are due to lower average outstanding debt of CT resulting from scheduled principal payments and payment by the Company in August 1996 of approximately $750 to Kiewit Telecom Holdings, Inc. related to the recission in August 1996 of the sale of RCN. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings for forgone interest on the amount which it had invested in RCN.

Other income, net
-----------------
For the nine months ended September 30, 1997 and 1996, other income, net, was $1,008 and $2,213, respectively. The decrease is primarily due to the receipt in the second quarter of 1996, of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 due to the Company from the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

Income taxes
------------
The Company's effective income tax rates were 41.1% and 39.0% for the quarters ended September 30, 1997 and 1996, respectively. The Company's effective income tax rates were 41.3% and 39.4% for the nine month periods ended September 30, 1997 and 1996, respectively. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 4 to the condensed consolidated financial statements.

Discontinued Operations
-------------------------------------------------------------------------------
Discontinued operations includes income (loss) from discontinued operations and loss on disposal of discontinued operations.

Primarily included in the loss from discontinued operations are the financial results through June 30, 1997 for the business units which comprise RCN and Cable Michigan and an allocable portion of the overhead of the corporate services group.

Income (Loss) from discontinued operations was $279 and ($1,127) for the quarters ended September 30, 1997 and 1996, respectively, and ($22,415) and ($9,070) for the nine months ended September 30, 1997 and 1996, respectively. Earnings (loss) per average common share for income (loss) from discontinued operations was $.01 and ($.06), for the quarters ended September 30, 1997 and 1996, respectively, and ($1.21) and ($.49) for the nine months ended September 30, 1997 and 1996, respectively.

Primarily included in the loss on disposal of discontinued operations are the financial results for the quarter ended September 30, 1997 of the business units which comprise RCN and Cable Michigan and an allocable portion of the overhead of the Corporate Services Group. This loss was estimated and accrued in the June 1997 statement of operations. The loss in excess of that estimate is included as loss on disposal of discontinued operations for the quarter ended September 30, 1997.

Loss on disposal of discontinued operations was ($4,069) and ($358) for the quarters ended September 30, 1997 and 1996, respectively and ($13,744) and ($358) for the nine months ended September 30, 1997 and 1996, respectively. Earnings (loss) per average common share for loss on disposal of discontinued operations was ($.22) and ($.02) for the quarters ended September 30, 1997 and 1996, respectively, and ($.74) and ($.02) for the nine months ended September 30, 1997 and 1996, respectively.

Results of discontinued operations were as follows:


                                           Three Months Ended                    Nine Months Ended
                                               September 30,                        September 30,
Sales                                     1997               1996              1997              1996
-----                                   ---------         ---------         ---------         ---------
RCN Telecom                             $   4,262         $   1,103         $  10,677         $   1,945
Cable Group                                43,307            40,631           129,409           119,413
Other                                       4,261             4,363            12,686            11,656
                                        ---------         ---------         ---------         ---------
Total                                   $  51,830         $  46,097         $ 152,772         $ 133,014
                                        =========         =========         =========         =========

Operating income before depreciation and amortization
-----------------------------------------------------
RCN Telecom                             $ (11,746)        $  (3,459)        $ (21,842)        $  (8,035)
Cable Group                                19,231            18,533            59,140            54,847
Other                                      (3,736)            1,349           (21,318)           (4,362)
                                        ---------         ---------         ---------         ---------
Total                                   $   3,749         $  16,423         $  15,980         $  42,450
                                        =========         =========         =========         =========
Depreciation and amortization           $  21,724         $  17,522         $  63,053         $  51,267
-----------------------------


                                                September 30,
                                             1997           1996
                                            -------        -------
C-TEC Cable Television Subscribers          351,441        341,049
Mercom Cable Television Subscribers*         39,974         40,915

* The above tables reflect 100% of Mercom's operating results. In July 1997, Mercom sold its Port St. Lucie system in Florida, consisting of approximately 1,900 subscribers (Note 13). Commonwealth Telephone Enterprises, Inc. owned 61.29% of Mercom's outstanding shares.

For the three months ended September 30, 1997 Cable Group sales were $43,307 as compared to $40,631 for the three months ended September 30, 1996, an increase of 6.6%. The increase is primarily attributable to higher basic service revenue of approximately $2,160 resulting from approximately 9,860 additional average subscribers during the period as compared to the quarter ended September 30, 1996 and the effects of a rate increase implemented or the first quarter of 1997.

Sales of the Cable Group increased 8.4% to $129,409 from $119,413 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is primarily attributable to higher basic service revenue of approximately $7,540 resulting from approximately 16,050 additional average subscribers as well as a rate increase implemented during the first quarter of 1997. Additionally, the Cable Group received cash incentives related to the launch of certain new channels during the second quarter of 1997.

For the three months ended September 30, 1997, Cable Group operating expenses, excluding depreciation and amortization, were $24,076 as compared to $22,098 for the three months ended September 30, 1996, an increase of 9.0%.

The increase is primarily attributable to higher basic programming costs, resulting from higher programming rates, additional channels, and additional subscribers.

Cable Group operating expenses, excluding depreciation and amortization, were $70,269 for the nine months ended September 30, 1997 as compared to $64,566 for the nine months ended September 30, 1996, an increase of 8.8%. The increase is primarily attributable to higher basic programming costs of approximately $3,790.

For the three month periods ended September 30, 1997 and 1996, sales of RCN Telecom were $4,262 and $1,103, respectively. For the six month periods ended September 30, 1997 and 1996, sales of RCN Telecom were $10,677 and $1,945, respectively. The increases in both periods are primarily due to the acquisition of Freedom in August 1996.

For the three month periods ended September 30, 1997 and 1996, costs and expenses excluding depreciation and amortization, were $16,008 and $4,562, respectively. For the nine month periods ended September 30, 1997 and 1996, operating expenses, excluding depreciation and amortization, were $32,519 and $9,980, respectively. The increases in both periods reflect the growth of the business in the New York City and Boston markets. The most significant increases occurred in personnel and related costs, origination and programming and advertising expenses.

Other sales primarily reflect long distance telephone sales of CLD relative to operations outside of CT's franchise territory and certain selected surrounding areas in which a competitive local telephony effort is being established. Such sales were $4,261 and $4,363 for the quarters ended September 30, 1997 and 1996, respectively and $12,686 and $11,656 for the nine month periods ended September 30, 1997 and 1996, respectively.

Other costs and expenses were $7,997 and $5,712 for the three months ended September 30, 1997 and 1996, respectively, and $34,004 and $16,018 for the nine months ended September 30, 1997 and 1996, respectively. For the three month period, the increase is primarily related to costs associated with the Distribution. For the nine month period, the increase is primarily related to nonrecurring charges of $10,000 related to the termination of a marketing services agreement held by Freedom. Also contributing to the increase in costs and expenses, excluding depreciation and amortization, for the nine month period were higher costs associated with the Distribution.

Extraordinary Item
------------------
In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, CT determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS-71"). In this filing, CT requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. CT believed approval of the plan was probable and, as a result , discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities. The regulatory assets recognized temporary differences for which deferred taxes had not been provided and an increase in the deferred state tax liability which resulted from an increase in Pennsylvania state income tax rates subsequent to the dates the deferred taxes were originally recorded. Additionally, based on a settlement reached previously with the Pennsylvania Public Utility Commission, CT did not recover in rates state deferred income taxes on certain temporary differences between the book and tax basis related to property, plant and equipment. The regulatory liabilities represented a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were originally recorded and a deferred tax benefit associated with the temporary differences resulting from accounting for investment tax credits using the deferred method.

Since CT performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed assets values.

CT received approval for an Alternative Regulation and Network Modernization Plan ("the Plan") in January 1997.

Liquidity and Capital Resources
-------------------------------

                                                     September 30,   December 31,
                                                         1997            1996
                                                         ----            ----
Cash and temporary cash investments                  $  18,375        $  11,004
Working capital                                          5,009           (8,093)
Long-term debt (including current maturities)          178,609          110,366

                                                    Nine months ended September 30,
                                                         1997            1996
                                                         ----            ----
Net cash provided by operating activities            $ 45,272           $74,819
Investing activities:
     Additions to property, plant and equipment      $104,282           $58,402
     Acquisitions of businesses                        30,490            29,660
                                                     --------           -------
Total                                                $134,772           $88,062
                                                     ========           =======

Cash and temporary cash investments of continuing operations was $18,375 at September 30, 1997 as compared to $11,004 at December 31, 1996. The Company's working capital ratio for continuing operations was 1.07 to 1 at September 30, 1997 as compared to .86 to 1 at December 31, 1996.

In July 1997, the Company obtained a $125,000 committed revolving credit facility. In September 1997, the Company borrowed $75,000 against this facility. The Company utilized the proceeds to fund an equity contribution to RCN.

For continuing operations, the Company has adequate resources to meet its short-term obligations and believes that it will generate cash from operations in order to meet its long-term obligations and fund its expansion plans.

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

Companies are permitted to combine historically separate lines of business into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years.

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

On August 8, 1996, the FCC released two Orders outlining procedures for interconnection between incumbent and competitive local exchange carriers. While certain components of the First Order, relating to interconnection, have been challenged in federal court, competitive interconnection agreements are being negotiated and approved by state regulators using the federal guideline established in the FCC First Order.

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

Pennsylvania Public Utility Commission
--------------------------------------
On April 15, 1996, CT filed a plan with the Pennsylvania Public Utility Commission (PPUC) in compliance with state law that requires all local exchange carriers to enhance their network's bandwidth capability in exchange for lessened regulatory oversight.

On January 17, 1997, the PPUC approved a modified version of CT's Plan which requires it to upgrade its network over time prior to the year 2015 in accordance with certain specified standards. In addition, CT agreed to maintain current price levels for basic or non-competitive services for two years. CT may rebalance current rates for these services which include dialtone, intraLATA toll and access rates immediately with PPUC oversight. The Plan also allows CT to accommodate, on a revenue neutral basis, any exogenous changes that occur during the life of the Plan. Finally, CT, with approval of its Plan, moves from traditional rate base, rate of return regulation, to price caps allowing for price flexibility and profit protection needed to operate successfully in the telecommunications marketplace.

                          PART II - Other Information
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 1, 1997. Matters submitted to and approved by Shareholders included:

1) The election of the following Class I Directors to serve for a term of three years:

         Nominee
         -------
         David C. McCourt
         David C. Mitchell
         Daniel E. Knowels
         Walter Scott, Jr.

Additional Directors whose term of office as a Director continued after the meeting included:

         Frank M. Henry                     Michael B. Yanney
         Eugene Roth                        Bruce C. Godfrey
         Robert E. Julian                   Stuart E. Graham
         Richard R. Jaros                   James Q. Crowe
         Michael J. Mahoney

2) Approval of the amendment of the Company's Articles of Incorporation, as amended, to effect a two for three reverse stock split of the Company's Common Stock and Class B Common Stock.

              For         Against            Abstain
              ---         -------            -------
           23,374,259     135,477           1,096,442

3) The ratification of the selection of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the year ending December 31, 1997.

              For         Against            Abstain
              ---         -------            -------
           24,594,327      6,007              5,844

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                  (11) Computation of Per Share Earnings
                  (27) Financial Data Schedule
                  (99) Assumption Agreement dated September 30, 1997 by and
                       among the Registrant, Cable Michigan, Inc. and First Union Bank.
         (b.)  Reports on Form 8-K
                  The Company filed a Form 8-K on October 15, 1997 to disclose the consummation of the Distribution on September 30, 1997 and related matters, including related condensed consolidated statements of operations for the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994 to account for RCN and Cable Michigan as discontinued operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1997               Commonwealth Telephone Enterprises, Inc.


                                       /s/  Bruce C. Godfrey
                                       ----------------------------------------
                                       Bruce C. Godfrey
                                       Executive Vice President and
                                       Chief Financial Officer