Form 10-K405
period 1997-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-03-31
CIK 310433

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

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

                 100 CTE Drive, Dallas, Pennsylvania 18612-9774
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number including area code: 717-674-2700
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

                           X  Yes                 No
                          ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 1998

                             15,680,368 Common Stock
                         2,653,791 Class B Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1998 computed by reference to closing price as reported by NASDAQ for Common Stock ($28.00 per share) and to the bid price as reported for Class B Common Stock ($27.25 per share), is as follows:

                            $228,009,376 Common Stock
                        $ 35,715,076 Class B Common Stock

                       Documents Incorporated by Reference

1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

                                    PART I


Item 1.   Business

     On September 30, 1997, C-TEC Corporation ("C-TEC") distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE or the "Company") and amended its articles of incorporation to effect a two for three reverse stock split.

     The Company is organized into two principal operating segments:
Commonwealth Telephone Company ("CT"), a rural local exchange carrier ("LEC") which has been operating as a monopoly service provider in Pennsylvania since 1897, and Commonwealth Telecom Services, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC") which formally commenced operations in 1997 in markets adjacent to CT's traditional service area. In addition, the Company operates three support businesses which provide expertise to its two principal operating segments. These businesses are included in "other operations" and consist of Commonwealth Communications ("CC"), epix(TM) Internet Services ("epix") and Commonwealth Long Distance ("CLD").

     CT provides service to a 19 county, 5,191 square mile service territory in Pennsylvania. As of December 31, 1997, CT provided service to over 258,000 main access lines and was the 13th largest non-system LEC in the United States. CT expects to benefit from recent developments in its regulatory position, including the recent approval by the Pennsylvania Public Utility Commission ("Pennsylvania PUC") of CT's Petition for Alternative Regulation and Network Modernization Plan, which will allow CT to implement rate increases, beginning in 1999, that are indexed to inflation rather than the traditional rate-of-return methodology. The Pennsylvania PUC has also confirmed CT's status as a Rural Telephone Company under the Federal Telecommunications Act of 1996 (the "1996 Act"), which provides CT with relief from interconnection requirements unless the requesting party is able to prove to the Pennsylvania PUC that interconnection is in the public interest. Due to the rural, low-density characteristics of its operating area, the high cost of entry to the market due to topography, the lack of large business users, and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area from new local exchange service providers.

     CTSI, which formally commenced operations in 1997, provides local and all-distance telephone service by capitalizing on CT's extensive telephone experience to offer flat rate and bundled telephone packages in competition with the incumbent LEC in areas adjacent to CT's existing service territory. CT's existing service area includes approximately 400,000 people and a density of approximately 50 lines per square mile, while the areas adjacent to CT's existing service territory include an additional 2.1 million people with a density of over 600 lines per square mile. CTSI believes that modest penetration into these surrounding areas would significantly increase the Company's combined access lines and revenues.

     CC was formed in 1978 to provide telecommunications engineering and technical services to CT. Since 1989, CC has also provided such services to third parties. Since 1990, the Company's wholly-owned subsidiary, CLD, has conducted the business of providing long distance telephone services. epix, the Company's Internet service provider ("ISP"), provides residential and business users with convenient, flat rate access to the Internet.

     The following table reflects the development of certain customer connections over the past five years:

                                            1993           1994           1995            1996            1997
                                            ----           ----           ----            ----            ----
CT Main Access Lines                       210,829        218,737        227,235         240,255        258,803
CTSI cumulative                                  -              -              -           2,484         25,890
   installed voice grade equivalents

     The expansion and development of the Company's operations (including the construction and development of additional networks) will depend on, among other things, the Company's ability to assess markets, design fiber optic network backbone routes, install or lease fiber optic cable and other facilities, including switches, and obtain rights-of-ways, and any required government authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

     The telecommunications industry is subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will neither materially affect the continued use of fiber optic telecommunications networks nor materially hinder its ability to competitively deliver its services, the effect of technological changes on the business of the Company cannot be predicted.

Commonwealth Telephone Company

     CT provides a full range of high quality, low cost telephone and related services over a state-of-the-art network. In addition to providing local telephone service, CT provides long distance services and network access to inter-exchange (long distance) carriers ("IXC's"). CT offers value-added calling features including call waiting, voice mail, advanced calling services such as return call, repeat call and call trace, and caller identification service such as caller ID, call block and selective call acceptance/rejection. CT also delivers complex communications services such as video conferencing and distance learning. epix allows CT to provide product packaging, including basic telephone and Internet access. Through epix, CT creates cross-promotional opportunities for second lines, business upgrades and residential service packages. CT has certain revenues which have been qualified as non-regulated; these include telecommunications equipment sales and services and billing and collection services for IXC's. CT has consistently achieved positive earnings growth over the past five years. Its EBITDA (before corporate management fees) and operating income margins for the year ended December 31, 1997 were its highest ever. CT's capital expenditures are met entirely through internally generated funds.

     CT was one of the first telephone companies in the United States and celebrated its 100th year anniversary on May 31, 1997. CT's history includes a record of innovation and leadership in the telecommunications industry, including the following: (i) CT was the first U.S. telephone company to purchase a digital switch; (ii) CT was the first Pennsylvania telephone company to install a working fiber optic cable; (iii) CT was the first U.S. telephone company to deploy host/remote switching architecture (an efficient way of extending capacity from a central office); and (iv) CT was the first Pennsylvania local exchange carrier to become an ISP.

     CT's operating area is primarily rural, containing approximately 50 access lines per square mile as compared to an estimated Pennsylvania average of 162 lines per square mile. CT operates 79 exchanges, each serving an average of 3,276 lines and 66 square miles. Its access lines are approximately 76% residential and 24% business. CT's business customer base is diverse in size as well as industry, with little concentration. The ten largest business customers combined accounted for 1.0% of 1997 total revenue, with the largest single customer accounting for 0.2%. Due to the rural, low-density characteristics of its operating area, the high cost of entry to the market due to topography, the lack of large business users, and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area from new local exchange service providers.

     CT owns and maintains all of its facilities, including a state-of-the-art network featuring 100% digital switching, a modern service center and 100% interoffice fiber connectivity. CT's fully digital switching results in lower maintenance costs and greater speed to market for new products and services. In addition, the network is efficiently designed in a consolidated host switching architecture which allows multiple remote switching access for shared software and featuring functionality. The outside plant features approximately 80-90% gel filled cable, with the remainder comprised of air core cable.

     CT's network architecture positions it well for additional broadband service deployment. One hundred percent of the interoffice trunking is on fiber optic facilities. CT has 1,353 miles of fiber distribution facilities which are 97% aerial construction. This technology provides CT with extensive capacity and bandwidth in outside plant facilities.

     All of CT's customers have full access to multiple long distance carriers, and daily toll message polling is performed by a centralized computer. Messages are transported out of CT's territory in an SS7 signaling format, and the equipment to provide SS7 capability is redundant to protect this valuable toll revenue stream. SS7 technology is a universal, high speed link connecting CT's network with other networks and allows for high margin products such as caller ID and caller ID with name.

     CT has installed sophisticated operating support systems to complement its network. The service center operation is supported by: (i) a mainframe service order, billing and collections system; (ii) a NORTEL Private Branch Exchange ("PBX") with adjunct automated call distribution systems to monitor demand and forecast future call loads; and (iii) a combination of PC and mainframe software for automated cable assignment systems and the Centralized Automated Loop Repair System ("CALRS") which performs trouble reporting and testing. At the heart of the network is a Network Control Center which provides for network surveillance 365 days a year, 24 hours a day. Every CT switched and toll fiber route is monitored, as well as the ISP network and CT customer PBXs.

     This combination of systems allows CT to be a low cost, high quality provider of services. The network allows for uniform service provisioning and universal availability of calling features and voice mail. It also allows for the rapid development of new advanced calling services such as return call, repeat call, call trace and caller identification services such as caller ID, call block and selective call acceptance/rejection. In addition, the network supports complex services such as video conferencing, distance learning and the epix Internet service.

     CT has achieved a high rate of customer satisfaction, and has been named by the Pennsylvania PUC as the top telephone provider in the state (based on customer service studies and responsiveness to customer complaints) six of the past eight years.


Regulation

     CT is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts (interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country). The FCC also prescribes the principles and procedures (referred to as separations procedures) used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated and non-regulated telecommunications services for interstate ratemaking purposes.

     CT, in providing telecommunications services in the State of Pennsylvania, is also subject to regulation by the Pennsylvania PUC. CT expects to benefit from recent developments in its regulatory position in Pennsylvania. On February 19, 1997, the Pennsylvania PUC approved CT's Petition for Alternative Regulation and Network Modernization Plan (the "Plan"). Pursuant to the Plan, CT can: (i) increase its basic service rates indexed to inflation beginning in 1999, subject to certain limitations; (ii) implement revenue-neutral rate rebalancing; and
(iii) adjust rates to compensate for exogenous events such as jurisdictional cost shifts or legislative mandates. An example of an exogenous event relates to the Company's average schedule status. CT is currently an average schedule company under the National Exchange Carrier Association ("NECA") pools, and benefits from this pool as a result of being a low cost provider. If the NECA pools were to change to a cost basis from average schedule, CT would be allowed to increase its local rates on a dollar for dollar basis to compensate for any loss of revenue from the NECA pools. In exchange for this favorable regulatory environment, CT committed to the availability of certain broadband technology by the year 2015.

     On August 21, 1997, the Company filed a rate balancing plan which was rejected by the Pennsylvania PUC in

December. The Company subsequently requested the Pennsylvania PUC to reconsider its decision, and on January 26, 1998, the Pennsylvania PUC ordered the Company to engage in a 60-day mediation process. On March 26, 1998, the Pennsylvania PUC approved CT's rate rebalancing settlement, which, among other things, raises basic service rates by $2.45. Residential second lines are not impacted by this filing.

     Under the 1996 Act, LECs are generally required to: (i) permit resale of their service; (ii) provide number portability; (iii) provide dialing parity;
(iv) provide access to their facilities; and (v) establish reciprocal compensation arrangements with other carriers for transporting and terminating each other's traffic. However, in 1996, CT sought and was granted status as a Rural Telephone Company by the Pennsylvania PUC which provides for an exemption from certain provisions of the 1996 Act (including the requirements for interconnection to competitors) unless the prospective competitor can show cause with the Pennsylvania PUC.

Competition

     CT operates primarily as a monopoly service provider in its service area, and accordingly faces only limited direct competition, mostly in its local (intraLATA) toll business. Like other LECs, CT faces some competition from long distance providers of intraLATA toll services (primarily the large IXCs) and dedicated access services from competitive access providers ("CAPs"). In addition, CT also faces, and will continue to face, competition from other current and potential market entrants, including CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. However, due to the rural, low-density characteristics of its operating area, the high cost of entry to the market, the lack of large business customers, and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area.


CTSI

     CTSI is a CLEC operating in areas adjacent to CT's traditional service area. CTSI is a full-service provider offering bundled local, all distance telephone, vertical services and Internet access. As of December 31, 1997, CTSI had installed 25,890 Voice Grade Equivalents ("VGEs"), making CTSI the 9th largest LEC in the state (larger than 28 independent telephone companies in the state).

     CTSI seeks to take advantage of CT's proximity to more densely populated larger communities that are located adjacent to CT's service area. CTSI estimates that those adjacent markets contain a population over five times that of CT's present telephone service area in approximately one-fourth the geography. This population is concentrated in secondary cities with much higher densities than CT's current territory. There are approximately 660 access lines per square mile in these areas, as compared to approximately 50 lines per square mile within CT's traditional rural markets. In these adjacent, second tier markets, the Company estimates that there are over one million additional access lines. Through CTSI, the Company believes that it has the opportunity to achieve strong revenue growth with only a relatively small penetration into these areas. The Company believes that CTSI has several competitive advantages, including:
(i) the ability to utilize the expertise and experience of a 100 year old local exchange company; (ii) the ability to bundle services (local, all distance telephone, vertical services and Internet); (iii) the simplicity of one bill, a single point of contact and flat rates (local calls and long distance); and (iv) 5-10% savings compared to similar LEC offerings.

     Initially, CTSI's business plan is based on the physical extension of CT's existing infrastructure. To access markets adjacent to CT's service area, CTSI is building a series of fiber optic loops. CTSI provides services via remote switches linked to CT's central offices, which allows for speed to market. CTSI has focused its initial marketing efforts primarily on business customers and on the concept of success based capital spending, whereby capital is committed based upon demonstrable customer demand.

     Due to the 1996 Act, all LECs, including Bell Atlantic, the primary LEC in the service areas initially targeted by CTSI, are required to: (i) permit resale of their service; (ii) provide number portability; (iii) provide dialing parity;
(iv) provide access to their facilities; and (v) establish reciprocal compensation arrangements with other carriers for transporting and terminating each other's traffic. This enabling legislation permits CTSI to compete effectively with the larger LECs. CTSI has an interconnection and resale agreement with Bell Atlantic and is currently colocated in 21 Bell Atlantic offices.

In addition, CTSI has a limited interconnection agreement with GTE Corporation.

     Although CTSI's initial customer focus is on business customers, it is also extending its service to certain specific, high density, relatively affluent residential enclaves adjacent to its existing facilities. In these enclaves, CTSI is offering several bundled packages of local and all distance telephone, vertical services and Internet.


Regulation

     Telecommunications services provided by CTSI and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate services (interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country). State regulatory commissions exercise jurisdiction over intrastate service, (intrastate services are communications that originate and terminate in the same state). Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI's business, such as its use of rights-of-way.

Competition

     The markets serviced by CTSI are extremely competitive. The services offered by CTSI in each market compete principally with the services offered by the incumbent LEC serving that area, primarily Bell Atlantic. Incumbent LECs have relationships with their customers, have the potential to subsidize services from their monopoly service revenues, and benefit from favorable state and federal regulations. The incumbent LECs are generally larger and better financed than CTSI. In light of the passage of the 1996 Act and recent concessions by some of the Regional Bell Operating Companies ("RBOCs"), federal and state regulatory initiatives will provide increased business opportunities to CLECs, but incumbent LECs may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent LECs are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers, or charge CLECs significantly higher fees for interconnection to the incumbent LECs' networks, CTSI's competitive position would be adversely affected.

     CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. A number of markets served by the Company already are served by one or more CLECs.

Other Operations

Commonwealth Communications

     Commonwealth Communications ("CC") provides telecommunication engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located principally in Pennsylvania. CC initially provided services only to the Company and its affiliates. Since 1989, however, CC has also provided such services to third parties. For the last five years CC has derived approximately 80 percent of its revenues from unrelated third parties. CC provides a solid technical base from which to support the growth of CT and CTSI.

Commonwealth Long Distance

     Since 1990, the Company's wholly-owned subsidiary, CLD, has conducted the business of providing long distance telephone services (the "Long Distance Business"). Through a wholesale agreement with RCN Long Distance Company, CLD provides long distance services to CT's and CTSI's customers. The Long Distance Business primarily represents that portion of the Company's long distance operations that relate to customers in CT's service area. The remainder of the Company's long distance operations were distributed to the Company's shareholders as a subsidiary of RCN Corporation.

epix

     epix(TM) ("epix"), founded in 1994, is the Company's Internet service provider. epix primarily provides dial-up Internet access at a flat rate for residential users, and also provides full-period access for business users and associated services such as web page hosting.


Relationship Among CTE, RCN and Cable Michigan

     The Distribution Agreement defines certain aspects of the relationship among CTE, RCN and Cable Michigan and provides for the allocation of certain assets and liabilities among CTE, RCN and Cable Michigan. CTE, RCN and Cable Michigan have also entered into a Tax Sharing Agreement dated as of September 5, 1997 (the "Tax Sharing Agreement") to define certain aspects of their relationship with respect to taxes and to provide for the allocation of tax assets and liabilities.

Indemnification

     RCN, Cable Michigan and CTE have agreed to indemnify one another against certain liabilities. RCN has agreed to indemnify CTE and its subsidiaries at the time of the Distribution (collectively, the "CTE Group") and the respective directors, officers, employees and Affiliates of each Person in the CTE Group (collectively, the "CTE Indemnitees") and Cable Michigan and its subsidiaries at the time of the Distribution (collectively, the "Cable Michigan Group") and the respective directors, officers, employees and Affiliates of each Person in the Cable Michigan Group (collectively, the "Cable Michigan Indemnitees") from and against any and all damage, loss, liability and expense ("Losses") incurred or suffered by any of the CTE Indemnitees or the Cable Michigan Indemnitees, respectively, (i) arising out of, or due to the failure of RCN or any of its subsidiaries at the time of the Distribution (collectively, the "RCN Group") to pay, perform or otherwise discharge any of the RCN Liabilities (as defined below); (ii) arising out of the breach by any member of the RCN Group of any obligation under the Distribution Agreement or any of the other Distribution Documents and (iii) in the case of the CTE Indemnitees arising out of the provision by the CTE Group of the services described below to the RCN Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee. "RCN Liabilities" refers to (i) all liabilities of the RCN Group under the Distribution Agreement or any of the other distribution documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the RCN Businesses prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True RCN Liabilities") and (iii) 30% of the Shared Liabilities (as defined below).

     Cable Michigan has agreed to indemnify the RCN Group and the respective directors, officers, employees and Affiliates of each Person in the RCN Group (collectively, the "RCN Indemnitees") and the CTE Indemnitees from and against any and all Losses incurred or suffered by any of the RCN Indemnitees or the CTE Indemnitees, respectively, (i) arising out of, or due to the failure of any Person in the Cable Michigan Group to pay, perform or otherwise discharge any of the Cable Michigan Liabilities (as defined below), (ii) arising out of the breach by any member of the Cable Michigan Group of any obligation under the Distribution Agreement or any of the other distribution documents, (iii) in the case of the CTE Indemnitees, arising out of the provision by the CTE Group of services to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee and
(iv) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "Cable Michigan Liabilities" refers to (i) all liabilities of the Cable Michigan Group under the Distribution Agreement or any of the other distribution documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the Cable Michigan Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True Cable Michigan Liabilities") and (iii) 20% of the Shared Liabilities (as defined below).

     CTE has agreed to indemnify the Cable Michigan Indemnitees and the RCN Indemnitees from and against any and all Losses incurred or suffered by any of the Cable Michigan Indemnitees or the RCN Indemnitees, respectively, (i) arising out of, or due to the failure of any Person in the CTE Group to pay, perform or otherwise discharge any of the CTE Liabilities (as defined below), (ii) arising out of the breach by any member of the CTE Group of any obligation under the Distribution

Agreement or any of the other Distribution Documents and (iii) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the CTE Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "CTE Liabilities" refers to (i) all liabilities of the CTE Group under the Distribution Agreement or any of the other Distribution Documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the CTE Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True CTE Liabilities") and (iii) 50% of the Shared Liabilities (as defined below).

     "Shared Liability" means any liability (whether arising before, on or after the Distribution Date) of Cable Michigan, RCN or CTE or their respective subsidiaries which (i)(a) arises from the conduct of the corporate overhead function with respect to CTE and its subsidiaries prior to the effective time of the Distribution with certain exceptions or (b) is one of certain fees and expenses incurred in connection with the Restructuring and (ii) is not a True CTE Liability, a True RCN Liability or a True Cable Michigan Liability.

     RCN, Cable Michigan and CTE have also generally agreed to indemnify each other and each other's affiliates and controlling persons from certain liabilities under the securities laws in connection with certain information provided to shareholders in connection with the Distribution.

     The Distribution Agreement also includes procedures for notice and payment of indemnification claims and provides that the indemnifying party may assume the defense of claims or suits brought by third parties for non-Shared Liabilities and may participate in the defense of claims or suits brought by third parties for Shared Liabilities. RCN is entitled to assume the defense of claims or suits brought by third parties for Shared Liabilities. Any indemnification paid under the foregoing indemnities is to be paid net of the amount of any insurance or other amounts that would be payable by any third party to the indemnified party in the absence of such indemnity.

     The Company does not believe that any of the foregoing indemnities will have a material adverse effect on the business, financial condition or results of operations of the Company.

Employee Matters

     Under the Distribution Agreement, RCN, Cable Michigan and CTE agreed generally to assume employee benefits-related liabilities with respect to its current, and in some cases, former employees.

Transitional Services and Agreements

     RCN has agreed to provide or cause to be provided to the CTE Group certain specified services for a transitional period after the Distribution. The transitional services to be provided are the following: (i) accounting, (ii) payroll, (iii) management supervision, (iv) cash management, (v) human resources and benefit plan administration, (vi) insurance administration, (vii) legal,
(viii) tax, (ix) internal audit, (x) investor and public relations and (xi) other miscellaneous administrative services. The fee per year for these services will be 3.5% of the first $175 million of revenue of the CTE Group and 1.75% of any additional revenue. The total fee for 1997 was approximately $8,332,000.

     CTE has agreed to provide or cause to be provided to the RCN Group and the Cable Michigan Group financial data processing applications, lockbox services, storage facilities, LAN and WAN support services, building maintenance and other miscellaneous administrative services for a transitional period after the Distribution. The fees for such services and arrangements will be an allocated portion (based on relative usage) of the cost incurred by the Company to provide such services and arrangements to all three groups.

     The nature, scope and timing of the foregoing services are to be substantially consistent with the nature, scope and timing of the service provider's services prior to the Distribution, provided that the service provider shall not be obligated to hire additional or replacement employees, or increase the compensation of its existing employees, in order to provide the services. The services are to commence on the Distribution Date and will terminate upon 60 days notice by either the service provider or the relevant service recipient. A service recipient may also terminate individual services by giving 60 days notice to the applicable service provider.

     The aforementioned arrangements are not the result of arm's length negotiation between unrelated parties as CTE, RCN and Cable Michigan have certain common officers and directors. Although the transitional service arrangements in such agreements are designed to reflect arrangements that would have been agreed upon by parties negotiating at arm's length, there can be no assurance that the Company would not be able to obtain similar services at a lower cost from unrelated third parties. Additional or modified agreements, arrangements and transactions may be entered into between the Company and either or both of RCN and Cable Michigan after the Distribution, which will be negotiated at arm's length.


Miscellaneous

     The Distribution Agreement also contains provisions concerning access to information and records and rights to technology, software, intellectual property, know-how or other proprietary rights owned, licensed or held for use by the respective Groups. The Distribution Agreement provides that any dispute arising out of or in connection with the Distribution Agreement will be submitted to arbitration in accordance with the procedures described in the Agreement.

     There exist relationships among CTE, RCN and Cable Michigan that may lead to conflicts of interest. Each of CTE, RCN and Cable Michigan is effectively controlled by Kiewit Telecom. In addition, the majority of the directors and/or executive officers of CTE, RCN and Cable Michigan also hold one or more offices at other Group companies. See "Item 10: Directors and Executive Officers of the Registrant." The success of the Company may be affected by the degree of involvement of its officers and directors in the Company's business and the abilities of the Company's officers, directors, and employees in managing both the Company and the operations of RCN and/or Cable Michigan. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

Tax Sharing Agreement

     The Tax Sharing Agreement governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of RCN and Cable Michigan, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Cable Michigan Group, the RCN Group or the CTE Group will be allocated solely to such group. Adjustments to all other tax liabilities will generally be allocated 50% to CTE, 20% to Cable Michigan and 30% to RCN.


Employees

     The Company employed a total of 1,081 employees as of December 31, 1997.

     The Company's contract with the union expired on November 30, 1997. Currently, the Company and the union are working under the terms of the old contract. There are no new negotiation sessions scheduled at this time.

Item 2.   Properties

     The property of CTE consists principally of central office equipment, telephone lines, telephone instruments and related equipment, and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition for CT and CTSI operations. The properties of CT are subject to mortgage liens held by the National Bank for Cooperatives. CTE owns substantially all of its central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property.
Locations on private land are by easements or other arrangements.

Item 3.   Legal Proceedings

     On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, RCN and Cable Michigan and certain present and former directors of the Company in the Superior Court of New Jersey, Chancery Division. The complaint alleges that the Company's restructuring constituted a fraudulent conveyance and alleges breaches of contract and fiduciary duties and of the covenant of good faith and fair dealing in connection with the restructuring. On December 1, 1997, the complaint was amended to allege that the Company's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa.C.S. 1551(b)(2). The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously. On January 9, 1998, the Company filed a Motion to Dismiss, or in the Alternative, for Summary Judgment. The plaintiffs filed their response on March 9, 1998. The Company's reply brief is due on April 6, 1998 and argument on the motion is set for April 17, 1998.

     In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on October 1, 1997. Matters submitted to and approved by Shareholders included:

     1) The election of the following Directors to serve for a term of three years:

     Nominee
     -------

     David C. McCourt
     David C. Mitchell
     Daniel E. Knowles
     Walter Scott, Jr.

     The terms of the following directors continued after the meeting: James Q. Crowe, Richard R. Jaros, Thomas May, Frank M. Henry, Michael I. Gottdenker, Eugene Roth, Stuart E. Graham, John J. Whyte, Michael J. Mahoney and Bruce C. Godfrey.

     2) The amendment of the Articles of Incorporation, as amended, to effect a two for three reverse stock split of the Company's Common Stock and Class B Common Stock.

     For                      Against                 Abstain
     ---                      -------                 -------
     23,374,259               135,477                 1,096,442

     3) The ratification of the selection of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the year ending December 31, 1997:

     For                      Against                 Abstain
     ---                      -------                 -------
     24,594,327               6,007                   5,844

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (A) of the Securities Exchange Act of 1934 (the "1934 Act").

Executive Officers of the Registrant

David C. McCourt           41       Chairman of the Board of Directors, Chief
                                    Executive Officer and Director of the
                                    Company since October 1993; Director and
                                    Chairman of the Board of Directors, Chief
                                    Executive Officer and Director of Cable
                                    Michigan since September 1997; Chairman of the Board of Directors, Chief Executive
                                    Officer and Chairman and Chief Executive
                                    Officer and Director of RCN since September
                                    1997; President and Director of Kiewit
                                    Telecom Holdings, Inc.; Chairman of the
                                    Board of Directors, Chief Executive Officer and Director of Mercom since October 1993;
                                    Director of MFS Communications Company, Inc.
                                    from July 1990 to December 1996; President and a Director of Metropolitan Fiber
                                    Systems/McCourt, Inc., a subsidiary of MFS
                                    Telecom, Inc., since 1988; a Director of
                                    Cable Satellite Public Affairs Network ("C-
                                    SPAN") since June 1995; a Director of
                                    WorldCom, Inc. since December 1996; and
                                    Director of Kiewit Diversified; Inc., now
                                    Level 3 Communications, Inc., since August
                                    1997.

Michael J. Mahoney         47       Director of the Company since May 1995;
                                    President and Chief Operating Officer as well as a Director of RCN since September
                                    1997; President and Chief Operating Officer of the Company from February 1994 to September 1997; President and Chief
                                    Operating Officer of Mercom from February
                                    1994 to September 1997 and a Director of Mercom since January 1994; Executive Vice
                                    President of the Company's Cable Television
                                    Group from June 1991 to February 1994;
                                    Executive Vice President of Mercom from
                                    December 1991 to February 1994; and the
                                    Chief Operating Officer of Harron
                                    Communications Corp. from April 1983 to
                                    December 1990.

Michael I. Gottdenker      33       Director, President and Chief Operating
                                    Officer of the Company since September 1997;
                                    Executive Vice President of the Company from
                                    September 1995 to September 1997; Executive
                                    Vice President of Commonwealth
                                    Communications from August 1996 to September
                                    1997; Vice President of New Business
                                    Development at Revlon Consumer Products
                                    Corporation ("Revlon") from 1994 to 1995;
                                    General Manager of Revlon's State Beauty
                                    Supply from 1993 to 1994; Director of
                                    Corporate Finance for Revlon from 1992-1993;
                                    Associate, Real Estate Finance Department at
                                    Salomon Brothers Inc from 1988 to 1991; and
                                    Financial Analyst, Corporate Finance
                                    Department at Salomon Brothers Inc from 1986 to 1988.

Bruce C. Godfrey           42       Director of the Company since November 1996,
                                    Executive Vice President and Chief Financial
                                    Officer since April 1994 and Corporate
                                    Secretary since September 1997; Executive
                                    Vice President and Chief Financial Officer and a Director of RCN since September 1997;
                                    Director and Corporate Secretary of Cable
                                    Michigan since September 1997; Executive
                                    Vice President and Chief Financial Officer of Mercom from April 1994 to October 1997,
                                    Director of Mercom since May 1994 and
                                    Corporate Secretary since October 1997; and
                                    Senior Vice President and Principal of
                                    Daniels and Associates from January 1984 to
                                    April 1994.

James DePolo               53       Executive Vice President of the Company and
                                    CT since September 1997; senior management positions at Metropolitan Fiber Systems,
                                    Inc. (MFS) from 1994 to 1997, including
                                    Division President - MFS Intelenet,
                                    President - Realcom, and Vice President of
                                    Sales and Operations - UUNet; senior
                                    management positions at Sprint
                                    Communications from 1985 to 1993, including
                                    Vice President and General Manager -
                                    Alternate Channels, Vice President of
                                    Marketing - Western Business Market Group,
                                    Vice President of Strategic Marketing, Vice
                                    President and General Manager-West Division and Vice President of Sales & Marketing -
                                    West Division; Director of Engineering,
                                    Marketing and Sales - West Division for
                                    Satellite Business Systems from 1983 to
                                    1985.


Robert J. Gedrose          39       Executive Vice President of the Company and
                                    CTSI since September 1997; senior management positions at Metropolitan Fiber Systems,
                                    Inc. (MFS) from 1994 to 1997, including Vice
                                    President and General Manager, Senior Vice
                                    President of Sales, and Vice President of
                                    Staff Operations; Regional Director of
                                    Sprint Communications from 1991 to 1994;
                                    Western Area Sales Manager of Applied Voice
                                    Technology from 1989 to 1990; Regional
                                    Manager of VMX, Inc. from 1987 to 1989.

Donald P. Cawley           39       Vice President and Controller of the Company
                                    since September 1997; Vice President and
                                    Controller of Commonwealth Telephone Company since February 1996; and Controller of Commonwealth Telephone Company from March
                                    1992 to February 1996.

Ralph S. Hromisin          37       Vice President and Chief Accounting Officer
                                    of the Company since September 1997; Vice
                                    President and Chief Accounting Officer of
                                    RCN and Cable Michigan since September 1997;
                                    Vice President and Corporate Controller of the Company from August 1994 to September
                                    1997; Vice President and Corporate
                                    Controller of Mercom since October 1996 and
                                    Director of Corporate Accounting of the
                                    Company from March 1992 to August 1994;
                                    various positions, most recently Audit
                                    Manager for Parente, Randolph, Orlando,
                                    Carey & Associates, CPA's from November 1982 to March 1992.

Stuart L. Kirkwood          44      Vice President of Technology & Strategic
                                    Development of the Company since February
                                    1998; Vice President of New Business
                                    Development for Commonwealth Communications from July 1996 to January 1998; and Vice
                                    President of Operations for Commonwealth
                                    Communications from January 1991 to June
                                    1996.

Michael Loftus             49       Vice President of Operations of the Company
                                    since September 1997; Vice President of
                                    Operations of Commonwealth Communications from March 1997 to September 1997 and
                                    Operations Manager from September 1996 to
                                    March 1997; City Manager/Director of
                                    Operations of Realcom Office Communications,
                                    Inc. from December 1994 to September 1996;
                                    Operations Officer for the United States
                                    Marine Corps from February 1994 to November
                                    1994; and General Manager of Binder Group
                                    Enterprises, Inc. from November 1990 to
                                    January 1994.

Timothy J. Stoklosa        37       Senior Vice President of Finance of the
                                    Company since February 1997; Vice President of Finance of the Company from May 1995 to February 1997 and Treasurer since August
                                    1994; Executive Vice President, Chief
                                    Financial

                                      Officer and a Director of Cable Michigan and Senior Vice President and Treasurer of RCN since September 1997; Executive Vice President and Chief Financial Officer of Mercom since October 1997; Manager of Mergers and Acquisitions of Peter Kiewit Sons, Inc. from October 1991 to August 1994; and Senior Financial Analyst of Corporate Development at Citizens Utilities Co. from February 1990 to October 1991.

Gary Zingaretti            33         Vice President of Industry Relations of
                                      the Company since September 1997; Vice
                                      President - Regulatory of ICORE, Inc., a telecommunications consulting firm from
                                      August 1996 to September 1997; and Manager of Revenue of the Company from February
                                      1992 to August 1996.

David G. Weselcouch        42         Vice President of Investor Relations of
                                      the Company since March 1998; Director -
                                      Investor Relations of GTE Corporation from
                                      1993 to 1998; Manager - Capital Markets
                                      Development and Administration of GTE
                                      Corporation from 1989 to 1993;
                                      Administrator - Financial Strategies of
                                      GTE Corporation from 1988 to 1989.

                                    PART II


Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters

     There were approximately 1,143 holders of Registrant's Common Stock and 342 holders of Registrant's Class B Common Stock on February 28, 1998. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. At the Company's annual shareholders' meeting on October 1, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two for three reverse stock split (the "Reverse Stock Split") of the Common Stock and the Class B Common Stock. The Reverse Stock Split was effective as of the close of business on October 9, 1997. Pursuant to the Reverse Stock Split, every three shares of Common Stock were converted into two shares of Common Stock and every three shares of Class B Stock were converted into two shares of Class B Stock. All share and per share data, stock option data, and market prices of the Company's Common Stock have been restated to reflect this Reverse Stock Split. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information required under Item 7 of Part II is set forth in Part IV Item 14(a)(1) of this Form 10-K.


Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14 (a)(1) of this Form 10-K.

Item 9.   Disagreements on Accounting and Financial Disclosure

     During the two years preceding December 31, 1997 there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act and is hereby specifically incorporated herein by reference thereto.

     The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

Item 11.  Executive Compensation

     The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required under Item 12 of Part III is included in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions

     The information required under Item 13 of Part III is included in the definitive proxy statement relating to Registrant' Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K

Item 14. (a)(1)  Financial Statements

     Consolidated Statements of Operations for Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995
     Consolidated Balance Sheets - December 31, 1997 and 1996
     Consolidated Statements of Changes in Common Shareholders' Equity for Years Ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements
     Reports of Independent Accountants

Item 14. (a)(2)  Financial Statement Schedules

     Description

     Condensed Financial Information of Registrant for the Years Ended December 31, 1997, 1996 and 1995 (Schedule I)

     Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1997, 1996 and 1995 (Schedule II)

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

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         (a) Distribution agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 15, 1997 (Commission File No. 0-22825).

         *(b) Articles of Merger between C-TEC Corporation and Commonwealth Communications, Inc. dated September 29, 1997.

     (3)  Articles of Incorporation and By-laws

         (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991 are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

         (b) Amendment to Articles of Incorporation dated September 21, 1995 are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-11053).

         *(c)  Amendment of Articles of Incorporation dated October 1, 1997.

         *(d)  Amendment of Articles of Incorporation dated October 8, 1997.

         (e) By-laws of Registrant, as amended through October 28, 1993 are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File No. 0-11053).

         (f)  Amendments to By-laws of Registrant (Article I, Section I and
              Article II, Section 4) dated as of December 13, 1994 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

     (4) Instruments Defining the Rights of Security Holders,
         Including Indentures

         (a) Loan Agreement dated as of March 29, 1994, made by and between Commonwealth Telephone Company and the National Bank for Cooperatives is incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

         *(b) Credit Agreement dated as of June 30, 1997 by and among C-TEC corporation, the Lenders and First Union National Bank, as administrative agent for the Lenders.


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

         (g) Amendment Agreement dated as of March 30, 1995 and Second Amendment Agreement dated as of May 15, 1995 to Merger Agreement dated September 23, 1994 among C-TEC Cable Systems, Inc., C-TEC Cable Systems of Pennsylvania, Inc., Twin County Trans Video, Inc., Bark Lee Yee, Stella C. Yee, Susan C. Yee, Raymond C. Yee, Kenneth C. Yee and Robert G. Tallman as trustee for that certain trust created pursuant to a trust agreement dated December 17, 1992 is incorporated herein by reference to the Company's report on Form 8-K dated June 1, 1995, (Commission File No. 0-11053).

         (h) Stock Purchase Agreement dated as of March 27, 1996 between RCN Corporation and C-TEC Corporation is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-11053).

         (i) Exchange Agreement among RCN Corporation, RCN Holdings, Inc. and C-TEC Corporation dated as of December 28, 1995 and Side Letter dated as of December 28, 1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year December 31, 1995 (Commission File No. 0-11053).

         (j) Tax sharing agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to
              Exhibit 10.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 5, 1997 (Commission File No. 0-22825).

         (k) Assumption Agreement dated September 30, 1997 by and among Registrant, Cable Michigan, Inc. and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company's report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-11053).

    *(21) Subsidiaries of the Registrant

          Subsidiaries of Registrant as of December 31, 1997.

   *(23)  Consent of Independent Accountants

   *(24)  Powers of Attorney

   *(27)  Financial Data Schedule

    (99)  Additional Exhibits

         (a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2--98305, 33--5723, 2--98306 and 33--13066 are incorporated herein by reference to Exhibit 28(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 0-11053).

         (b) Report on Form 11-K with respect to the Common-Wealth Builder Plan will be filed as an amendment to this report on Form 10-K.

Item 14  (b)  Report on Form 8-K

         During the fourth quarter of 1997, the Company filed a report on Form 8-K to announce the distribution on September 30, 1997, of 100% of the outstanding shares of the Company's wholly-owned subsidiaries, RCN Corporation and Cable Michigan, Inc., to holders of record of the Company's Common Stock and Class B Common Stock as of the close of business on September 19, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Commonwealth Telephone Enterprises,
                                            Inc.

Date:  March 31, 1998                       By /s/ David C. McCourt
                                              ---------------------
                                              David C. McCourt
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Signature               Title  Date
                                ---------               -----  ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ DAVID C. MCCOURT            Chairman and Chief Executive    March 31, 1998
--------------------            Officer
David C. McCourt

/s/ MICHAEL I. GOTTDENKER       President and Chief Operating   March 31, 1998
-------------------------       Officer
Michael I. Gottdenker

/s/ BRUCE C. GODFREY            Executive Vice President and    March 31, 1998
--------------------            Chief Financial Officer
Bruce C. Godfrey

/s/ RALPH S. HROMISIN           Vice President and Chief        March 31, 1998
---------------------           Accounting Officer
Ralph S. Hromisin

DIRECTORS:

/s/ DAVID C. MCCOURT                                            March 31, 1998
--------------------
David C. McCourt

/s/ MICHAEL I. GOTTDENKER                                       March 31, 1998
-------------------------
Michael I. Gottdenker

/s/ JAMES Q. CROWE                                              March 31, 1998
------------------
James Q. Crowe

/s/ WALTER SCOTT, JR.                                           March 31, 1998
---------------------
Walter Scott, Jr.

/s/ RICHARD R. JAROS                                            March 31, 1998
--------------------
Richard R. Jaros

/s/ THOMAS J. MAY                                               March 31, 1998
-----------------
Thomas J. May

/s/ DAVID C. MITCHELL                                           March 31, 1998
---------------------
David C. Mitchell

/s/ FRANK M. HENRY                                              March 31, 1998
------------------
Frank M. Henry

Signature                       Title                           Date
---------                       -----                           ----


/s/ DANIEL E. KNOWLES                                           March 31, 1998
----------------------
Daniel E. Knowles

/s/ EUGENE ROTH                                                 March 31, 1998
----------------------
Eugene Roth

/s/ STUART E. GRAHAM                                            March 31, 1998
---------------------
Stuart E. Graham

/s/ JOHN J. WHYTE                                               March 31, 1998
----------------------
John J. Whyte

/s/ MICHAEL J. MAHONEY                                          March 31, 1998
----------------------
Michael J. Mahoney

/s/ BRUCE C. GODFREY                                            March 31, 1998
--------------------
Bruce C. Godfrey

COMMONWEALTH TELEPHONE ENTERPRISES, INC
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                  1997      1996      1995      1994      1993
                                                --------  --------  --------  --------  --------
Sales                                           $196,596  $186,506  $174,191  $160,272  $161,046
Income from continuing operations                 22,184    25,869    31,206    10,644    16,990
Income per average common share
  from continuing operations                        0.98      1.20      1.71      0.93      1.54
Dividends per share                                    -         -         -         -         -
Total assets                                     373,667   627,653   639,132   572,277   360,760
Long-term debt, net of current maturities        167,347   101,356   110,366   119,376   228,049
Redeemable preferred stock                        42,517    40,867    39,493       257       276

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Thousands, Except Per Share Data)


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments and changes in the competitive environment in which the Company operates.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

On September 30, 1997, the Company distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of the Company's Common Stock and the Company's Class B Common Stock as of the close of business on September 19, 1997 (the"Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and Cable Michigan. RCN consists primarily of the Company's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of the Company's Michigan cable operations, including its 62% ownership in Mercom, Inc.

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations.

As part of the Company's restructuring, the Company changed its name to Commonwealth Telephone Enterprises, Inc. (from C-TEC Corporation) and effected a two-for-three reverse stock split. All share and per share data, stock option data and market prices of the Company's Common Stock have been restated to reflect this reverse stock split. Commonwealth Telephone Enterprises, Inc. consists of Commonwealth Telephone Company ("CT"), the nation's thirteenth largest independent local exchange carrier, Commonwealth Telecom Services, Inc. ("CTSI"), a competitive local exchange carrier, and other operations which include Commonwealth Communications ("CC"), an engineering services business, epix(TM), an Internet services business ("epix") and Commonwealth Long Distance ("CLD"), a reseller of long distance services.

Overview  - 1997 vs 1996

For the year ended December 31, 1997, the Company's operating income before depreciation, amortization and management fees ("EBITDA") was $80,960 as compared to $83,848 in 1996. Higher costs associated with the development of CTSI were offset by higher EBITDA of CT of $6,223. Sales increased 5.4% and were $196,596 and $186,506 for the years ended December 31, 1997 and 1996, respectively. Higher sales of CT of $8,963, CTSI of $5,240 and epix of approximately $2,500, were partially offset primarily by lower sales of CC. Income from continuing operations before extraordinary charge was $22,184 and $25,869 for the years ended December 31, 1997 and 1996, respectively. The decrease of $3,685 primarily reflects the lower EBITDA of $2,888 discussed above, higher depreciation and amortization of $3,826 and, lower other income of $1,245 partially offset by a lower provision for income taxes of $4,500. Net loss to common shareholders was ($18,214), or ($.97) per diluted average common share, for the year ended December 31, 1997 as compared to net income to common shareholders of $6,411, or $.35 per diluted average common share, for the year ended December 31, 1996. Net loss to common shareholders includes discontinued operations of ($36,149) in 1997. Net income to common shareholders includes discontinued operations of ($13,556) and an extraordinary charge of ($1,928) in 1996.

Overview - 1996 vs 1995

For the year ended December 31, 1996, the Company's operating income before depreciation, amortization and management fees was $83,848 as compared to $78,408 in 1995. Higher EBITDA of CT of $4,943 was primarily offset by costs associated with the development of CTSI. Sales increased 7.1% and were $186,506 and $174,191 for the years ended December 31, 1996 and 1995, respectively. Higher sales of CT of $7,733, epix of approximately $2,399 and CLD of approximately $2,400 primarily account for the increase. Income from continuing operations before extraordinary charge was $25,869 and $31,206 for the years ended December 31, 1996 and 1995, respectively. The decrease of $5,337 primarily reflects the higher EBITDA of $3,701 discussed above, offset by a higher provision for income taxes of $6,418. Additionally, the Company realized a gain of $3,038 on the sale of its interest in an alternative access telephone provider in 1995 which did not recur in 1996. Net income to common shareholders was $6,411, or $.35 per diluted average common share, for the year ended December 31, 1996 as compared to $23,279, or $1.23 per diluted average common share, for the year ended December 31, 1995. Net income to common shareholders includes discontinued operations of ($13,556), an extraordinary charge of ($1,928), and preferred stock dividend and accretion requirements of $3,974 in 1996. Net income to common shareholders includes discontinued operations of ($7,927) in 1995.

Selected data by business segment was as follows for the years ended December 31, 1997, 1996 and 1995:

Sales                                                         1997          1996           1995
-----                                                         ----          ----           ----
Commonwealth Telephone Company                               $144,538       $135,575      $127,842
Commonwealth Telecom Services, Inc.                             5,329             89             -
Other                                                          46,729         50,842        46,349
                                                             --------       --------      --------

Total                                                        $196,596       $186,506      $174,191
                                                             ========       ========      ========

Operating income before depreciation and amortization
-----------------------------------------------------
Commonwealth Telephone Company                               $ 87,404       $ 81,181      $ 76,238
Commonwealth Telecom Services, Inc.                            (9,458)          (941)            -
Management fees                                                (8,283)        (8,382)       (6,223)
Other                                                           3,014          3,608         2,170
                                                             --------       --------      --------

Total                                                        $ 72,677       $ 75,466      $ 72,185
                                                             ========       ========      ========
                                                                   December 31,
                                                               1997           1996        % Change
                                                               ----           ----        --------

CT Main Access Lines                                          258,803        240,255           7.7%
CTSI cumulative installed voice
   grade equivalents                                           25,890          2,484         942.3%

1997 vs 1996

Sales - Sales primarily includes local, local toll, long distance and vertical service telephone revenue, and telecommunications design and engineering revenue.

Sales were $196,596 and $186,506 for the years ended December 31, 1997 and 1996, respectively. The increase of $10,090, or 5.4%, is primarily due to higher sales of Commonwealth Telephone Company of $8,963. The increase in CT sales includes higher local network service revenue of approximately $2,000, which resulted from an increase in access lines of 18,548, or 7.7% due principally to a successful second line promotion and higher vertical services revenue. Network access revenue increased approximately $6,700 which includes higher interstate access revenue of approximately $3,500 due to growth in access lines and rate of return adjustments partially offset by a lower average rate per minute. The increase in network access revenue also includes higher intrastate access revenue of approximately $3,200 primarily due to growth in access minutes and a higher average rate per minute. Also contributing to the increase in sales in 1997 as compared to 1996 is higher revenue of CTSI of $5,240, which represents the start-up of the Company's competitive local telephony operations. At December 31, 1997, CTSI had 25,890 installed voice grade equivalents ("VGEs") as compared to 2,484 installed VGEs at December 31, 1996. epix sales increased approximately $2,500 in 1997 as compared to 1996 which reflects the growing popularity of, and demand for, high-speed Internet access. epix had approximately 28,700 customers at December 31, 1997 as compared to 16,600 customers at December 31, 1996. The above increases were partially offset by lower sales of CC which resulted from a high volume of less predictable premises distribution systems contracts during 1996 which did not recur in 1997. The nature of CC's business is inherently risky due to project cost estimates, sub contractor performance and economic conditions. The operating results of CC are continually subject to fluctuations due to its less predictable revenue streams, market conditions, and the effect of competition on margins. At December 31, 1997, CC had a minimal sales backlog.

Costs and expenses, excluding depreciation, amortization and corporate management fees ("costs and expenses") - Costs and expenses primarily include access charges and other direct costs of sales, payroll and related benefits, advertising, software and information systems services, and general and administrative expenses.

Costs and expenses were $115,636 and $102,658 for the years ended December 31, 1997 and 1996, respectively, an increase of $12,978, or 12.6%. The increase is primarily due to higher costs of $13,757 associated with development of a competitive local telephony effort. CLEC operations are expected to allow CTE to increase its customer base significantly. The CLEC operations are generally concentrated within twelve miles of existing Commonwealth Telephone Company franchise areas, and will allow CTSI access to an additional 1.2 million access lines in a densely populated area that includes more than 600 access lines per square mile. This expansion will position the Company to begin competing with Bell Atlantic. Costs and expenses of Commonwealth Telephone Company increased $2,740, or 5.0%. Payroll and related benefits increased as a result of a one-time postemployment benefit adjustment in the first quarter of 1996 which did not recur in 1997. Additionally contributing to increase in payroll and related benefits were higher overtime resulting from a successful second line promotion, headcount additions and normal salary increases. Advertising expenses, primarily for vertical services and second line promotion, and information systems services expenses, primarily for year 2000 consulting, also contributed to the increase in costs and expenses. These increases were partially offset primarily by lower access charges resulting from a decrease in the average local transport rate charged by a neighboring local carrier.

Costs and expenses of other operations decreased $3,519, or 7.5%, primarily due to lower costs of sales of CC, which are directly associated with its decrease in sales.

Depreciation and amortization - Depreciation and amortization primarily reflects depreciation on incumbent local telephony operating plant. Depreciation and amortization was $31,216 for the year ended December 31, 1997 as compared to $27,390 for the year ended December 31, 1996. The increase is primarily associated with a full year of depreciation in 1997 on capital expenditures of $86,812 made in 1996 and depreciation on capital expenditures of $123,432 in 1997.

Interest expense - Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $9,933 and $9,577 for the years ended December 31, 1997 and 1996, respectively. The increase of $356 or 3.7%, is primarily due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility, the proceeds of which were used to fund an equity contribution to RCN prior to the Distribution, partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives. Interest on the mortgage note payable decreased primarily due to scheduled principal payments of $9,010 during 1997.

Other income, net - Other income was $1,041 for the year ended December 31, 1997 as compared to $2,286 for the year ended December 31, 1996. The decrease is primarily related to the receipt, in the second quarter of 1996, of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 owed to the Company by the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

Income taxes - The Company's effective income tax rates for continuing operations were 41.1% and 43.6% for the years ended December 31, 1997 and 1996, respectively. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 13 to the consolidated financial statements.

Discontinued operations - Discontinued operations represents the results of operations of RCN and Cable Michigan prior to the Distribution. Discontinued operations were ($36,149) and ($13,556) for the years ended December 31, 1997 and 1996, respectively. The higher loss in 1997 is primarily the result of lower EBITDA of RCN resulting from increased expenses associated with the development of the bundled services business, including advertising, payroll and related benefits and origination and programming costs. Additionally, RCN paid $10,000 in nonrecurring charges associated with the termination of a marketing services agreement held by Freedom. RCN's interest income decreased primarily as a result of lower average cash balances which resulted from the acquisition of Freedom and capital expenditures associated with network expansion. RCN incurred an extraordinary charge of $3,210 due its prepayment of Senior Secured Notes. Offsetting these expense increases was a decrease in interest expense resulting from the required principal payment of $18,750 on 9.65% Senior Secured Notes in December 1996. Interest expense also declined in 1997 as a result of RCN's payment of $940 to Kiewit Telecom Holdings, Inc. in 1996 in connection with the August 1996 acquisition of Kiewit Telecom Holdings, Inc.'s 80.1% interest in Freedom. Such amount represents compensation to Kiewit Telecom Holdings, Inc. for forgone interest on the amount it had invested in Freedom.

Extraordinary item - In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission, CT determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In accordance with SFAS 71, the effects of SFAS 109 on CT were deferred on the balance sheet as regulatory assets and liabilities which represented the anticipated future regulatory recognition of SFAS 109. In this filing, CT requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. CT believed approval of the plan was probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities, resulting in an extraordinary charge of $1,928.

Since CT performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed assets values.

CT received approval for an Alternative Regulation and Network Modernization Plan ("the Plan") in January 1997.

1996 vs 1995

Sales- Sales were $186,506 and $174,191 for the years ended December 31, 1996 and 1995, respectively. The increase of $12,315, or 7.1%, is primarily due to higher sales of Commonwealth Telephone Company of $7,733, or 6.0%, and epix of $2,399. The remaining increase is primarily attributable to higher switched business and 800 service sales of CLD. CT sales increased due to higher intrastate access revenue of approximately $3,167 due to growth in access minutes. Local network service revenue increased approximately $1,853 resulting from an increase in access lines of approximately 13,000, primarily due to a second line promotion, an increase in vertical services and the availability of custom calling features to a broader section of CT's market. Additionally, nonregulated revenue was positively impacted by higher video conferencing system sales. epix sales increased as a result of the start up of the Company's Internet access business.

Costs and expenses were $102,658 and $95,783 for the years ended December 31, 1996 and 1995, respectively, an increase of $6,875, or 7.2%.

The increase is primarily due to costs associated with the start-up of epix of approximately $2,156, higher costs of CLD of approximately $2,200, principally carrier expense, and higher costs of CT of approximately $2,790, principally, higher overtime resulting from the second line promotion, consulting services on a variety of regulatory and operational matters and materials expense associated with higher video conferencing system sales.

Management fees - Corporate management fees increased $2,159, or 34.7%, in 1996 as compared to 1995, primarily due to the Company's allocable share of expenses associated with the evaluation of strategic alternatives for enhancing C-TEC shareholder value, which culminated in the Distribution in 1997.

Depreciation and amortization - Depreciation and amortization was $27,390 for the year ended December 31, 1996 as compared to $25,501 for the year ended December 31, 1995. The increase of $1,889, or 7.4%, is primarily related to epix depreciation of approximately $800 resulting from depreciation on equipment used in the start up of the Company's Internet access business and higher depreciation of Commonwealth Telephone Company, primarily resulting from capital expenditures.

Gain on sale of investments - In 1995, the Company sold its equity position in Northeast Networks, Inc. ("NNI"), an alternative access telephone service provider in Westchester County, New York, for cash of $5,007. The Company realized a pretax gain of $3,038 on the disposal.

Other income, net - Other income was $2,286 for the year ended December 31, 1996 as compared to $240 for the year ended December 31, 1995. The increase is primarily related to the receipt, in the second quarter of 1996, of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 owed to the Company by the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

Income taxes - The Company's effective income tax rates for continuing operations were 43.6% and 30.3% for the years ended December 31, 1996 and 1995, respectively. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 13 to the consolidated financial statements.

Discontinued operations - Discontinued operations were ($13,556) and ($7,927) for the years ended December 31, 1996 and 1995, respectively. The higher loss in 1996 primarily reflects costs associated with the start up of RCN.

Liquidity and Capital Resources
-------------------------------

                                                                    December 31,
                                                          1997          1996
                                                          ----          ----

Cash and temporary cash investments                     $ 14,017      $ 11,004
Working capital                                           (4,018)       (8,673)
Long-term debt (including current maturities)            176,357       110,366


Cash and temporary cash investments were $14,017 at December 31, 1997 as compared to $11,004 at December 31, 1996. The Company's working capital ratio was .95 to 1 at December 31, 1997 as compared to .85 to 1 at December 31, 1996.

In July 1997, the Company obtained a $125,000 committed revolving credit facility which provides credit availability through July 2002. In September 1997, the Company borrowed $75,000 against this facility. The Company utilized the proceeds to fund an equity contribution to RCN prior to the Distribution.

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $14 million and $50 million of availability under its revolving credit facility. The Company presently intends to judge the success of its initial rollout of the CTSI business in deciding whether to undertake additional capital expenditures to further expand the network to additional areas. The Company expects that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction, and development of additional networks and services. The Company plans on funding current expansion plans through internally generated funds and existing credit facilities. In addition to cash generated from operations, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

The Company anticipates that future cash flows will be used principally to support operations and finance growth of the business and, thus, the Company does not intend to pay cash dividends on the Company Common Stock in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects and such other factors as the Company's Board of Directors may deem relevant.

As a result of factors such as the significant expenses associated with the development of new networks and services, the Company anticipates that its operating results could vary significantly from period to period.

Regulatory Issues
-----------------

No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurances can be given as to what other future actions Congress, the Federal Communications Commission ("FCC") or other regulatory authorities may take or the effects thereof on the Company.

Telecommunications Act of 1996
------------------------------

The Telecommunications Act of 1996 (the "1996 Act") is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act establishes a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process.

Companies are permitted to combine historically separate lines of business into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years.

On August 1, 1996, in accordance with the 1996 Act, the FCC took action to remove statutory barriers to local telephone services competition. The validation of a national policy for local competition creates an opportunity for non-franchise local telephone providers to compete for the multi-billion dollar marketplace heretofore confined to traditional local telephone companies. As a result, this new action has opened new markets for the Company and opens the Company's local telephone markets to other competitors.

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

The Second Order, relating to the technical aspects of number portability, remains in effect and the 100 largest Metropolitan Statistical Areas (MSAs) were required to implement beginning October 1997.

The Company intends to seek to capitalize on these new regulatory mandates for competition in markets heretofore not available. However, due to the rural, low density characteristics of its operating area, the high cost of entry to the market, the lack of large business customers, and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area.

Pennsylvania Public Utility Commission
--------------------------------------

On April 15, 1996, CT filed a plan with the Pennsylvania PUC in compliance with state law that requires all local exchange carriers to enhance their network's bandwidth capability in exchange for lessened regulatory oversight.

On January 17, 1997, the Pennsylvania PUC approved a modified version of CT's Plan which requires it to upgrade its network over time prior to the year 2015 in accordance with certain specified standards. In addition, CT agreed to maintain current price levels for basic or non-competitive services for two years. CT may rebalance current rates for these services which include dialtone, intraLATA toll and access rates immediately with Pennsylvania PUC oversight. The Plan also allows CT to accommodate, on a revenue neutral basis, any exogenous changes that occur during the life of the Plan. Finally, CT, with approval of its Plan, moves from traditional rate base, rate of return regulation, to price caps allowing for price flexibility and profit protection needed to operate successfully in the telecommunications marketplace.

Impact of the Year 2000 Issue
-----------------------------

The Company has certain financial, administrative and operational systems which are not Year 2000 compliant. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The Company's plan is proceeding on target. The plan includes ensuring that those systems for which the Company is dependent on external vendors, such as certain billing systems, will be Year 2000 compliant by the end of 1999 based on the status of external vendors' remediation efforts. For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. Finally, the Company is well along on a conversion of its suite of financial systems to a state-of-the-art Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation. Such team approach facilitates a consistent progress along plans without disruption of other areas of the business.

There is no assurance that the Company's plans will continue to progress as intended. The Company estimates that its cost of Year 2000 remediation will not be material.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars Except Per Share Amounts)                                      For the Years Ended December 31,
                                                                                    1997            1996           1995
                                                                              -----------------------------------------------
Sales                                                                                  $196,596      $186,506       $174,191
                                                                              -----------------------------------------------
Costs and expenses, excluding management fees and
      depreciation and amortization                                                     115,636       102,658         95,783
Management fees                                                                           8,283         8,382          6,223
Depreciation and amortization                                                            31,216        27,390         25,501
                                                                              -----------------------------------------------
Operating income                                                                         41,461        48,076         46,684
Interest and dividend income                                                              3,422         3,501          3,214
Interest expense                                                                         (9,933)       (9,577)        (9,621)
Gain on sale of investments                                                                   -             -          3,038
Other income, net                                                                         1,041         2,286            240
                                                                              -----------------------------------------------
Income from continuing operations before income taxes                                    35,991        44,286         43,555
Provision for income taxes                                                               15,460        19,960         13,542
                                                                              -----------------------------------------------
Income from continuing operations before equity in unconsolidated entities               20,531        24,326         30,013
Equity in income of unconsolidated entities                                               1,653         1,543          1,193
                                                                              -----------------------------------------------
Income from continuing operations before extraordinary charge                            22,184        25,869         31,206
Discontinued operations                                                                 (36,149)      (13,556)        (7,927)
                                                                              -----------------------------------------------
(Loss) income before extraordinary charge                                               (13,965)       12,313         23,279
Extraordinary charge:
      Discontinuation of the application of regulatory accounting                             -        (1,928)             -
                                                                              -----------------------------------------------
Net (loss) income                                                                       (13,965)       10,385         23,279
Preferred stock dividend and accretion requirements                                       4,249         3,974              -
                                                                              -----------------------------------------------
Net (loss) income to common shareholders                                               ($18,214)       $6,411        $23,279
                                                                              ===============================================

Basic earnings per average common share:
Income from continuing operations before extraordinary charge                             $0.98         $1.20          $1.71
Discontinued operations                                                                  ($1.97)       ($0.74)        ($0.43)
Extraordinary charge - discontinuation of application of SFAS 71                           -           ($0.11)          -
Net income available for common shareholders                                             ($0.99)        $0.35          $1.27
Average common shares outstanding                                                    18,322,013    18,306,131     18,296,778

Diluted earnings per average common share:
Income from continuing operations before extraordinary charge                             $0.96         $1.19          $1.65
Discontinued operations                                                                  ($1.93)       ($0.73)        ($0.42)
Extraordinary charge - discontinuation of application of SFAS 71                           -           ($0.10)          -
Net income available for common shareholders                                             ($0.97)        $0.35          $1.23
Average common shares and common stock equivalents outstanding                       18,695,755    18,463,496     18,897,384

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                                                                           December 31,
                                                                                        1997         1996
                                                                                    --------------------------
ASSETS

Current Assets
       Cash and temporary cash investments                                               $14,017      $11,004
       Accounts receivable, net of reserve for doubtful accounts of
          $1,098  in 1997 and $791 in 1996                                                34,070       27,305
       Accounts receivable from related parties                                            3,743            -
       Unbilled revenues                                                                   1,352        1,575
       Material and supply inventory, at average cost                                      8,000        5,410
       Prepayments and other                                                               5,088          709
       Deferred income taxes                                                               5,170        4,059
                                                                                    --------------------------
       Total current assets                                                               71,440       50,062
                                                                                    --------------------------
Property, plant and equipment, net of accumulated depreciation
          of $223,051 in 1997 and $201,528 in 1996                                       287,956      248,952
                                                                                    --------------------------
Investments                                                                                8,815        8,955
                                                                                    --------------------------
Deferred charges and other assets                                                          5,456        1,191
                                                                                    --------------------------
Net assets of discontinued operations                                                          -      318,493
                                                                                    --------------------------
Total assets                                                                            $373,667     $627,653
                                                                                    ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Current maturities of long-term debt                                               $9,010       $9,010
       Accounts payable                                                                   24,738       21,416
       Advance billings and customer deposits                                              3,540        3,212
       Accrued taxes                                                                       1,498        4,564
       Accrued interest                                                                      638          716
       Accounts payable to related parties                                                 7,944            -
       Accrued expenses                                                                   28,090       19,817
                                                                                    --------------------------
       Total current liabilities                                                          75,458       58,735
                                                                                    --------------------------
Long-term debt                                                                           167,347      101,356
                                                                                    --------------------------
Deferred income taxes                                                                     42,030       38,711
                                                                                    --------------------------
Deferred investment tax credits                                                               56          246
                                                                                    --------------------------
Other deferred credits                                                                     8,328        7,962
                                                                                    --------------------------
Redeemable preferred stock                                                                42,517       40,867
                                                                                    --------------------------
Commitments and contingencies
                                                                                    --------------------------
Common shareholders' equity                                                               37,931      379,776
                                                                                    --------------------------
Total liabilities and shareholders' equity                                              $373,667     $627,653
                                                                                    ==========================

See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

                                                                  For the Years Ended December 31,
                                                                    1997         1996        1995
                                                                --------------------------------------
Cash Flows from Operating Activities
      Net (loss) income                                             ($13,965)     $10,385     $23,279
      Gain on  pension curtailment/settlement                              -       (4,292)          -
      Extraordinary items                                                  -        1,928           -
      Depreciation and amortization                                   94,269       97,653      73,312
      Loss (gain) on sale of discontinued operations                       -          550      (2,188)
      Deferred income taxes and investment tax credits, net           (5,240)      (6,409)      2,595
      Gain on sale of investments                                          -            -      (3,038)
      Gain on sale of Florida cable operations                        (2,571)           -           -
      Gain on sale of partnership interest                              (661)           -           -
      Provision for loss on accounts receivable                        3,292        4,542       2,251
      Equity in loss of unconsolidated entities                          656          739       2,665
      (Decrease) increase in minority interest                        (3,757)      (2,491)        329
      Other non-cash items                                                94          244         (97)
      Net change in certain assets and liabilities, net
          of business acquisitions:
          Accounts receivable and unbilled revenues                   (1,859)        (783)    (11,534)
          Material and supply inventory                               (4,378)      (1,062)        112
          Accounts payable                                             3,049        8,562        (194)
          Accrued expenses and taxes                                  (3,737)      11,383     (12,826)
          Other, net                                                  (2,066)      (1,319)      1,291
      Other                                                             (419)      (1,139)       (856)
                                                                --------------------------------------
Net cash provided by operating activities                             62,707      118,491      75,101
                                                                --------------------------------------

Cash flows from investing activities:
      Additions to property, plant and equipment                    (123,432)     (86,812)    (71,783)
      Purchase of short-term investments                                   -      (75,091)   (238,257)
      Sales and maturities of short-term investments                  46,935      149,086     245,112
      Acquisitions, net of cash acquired                             (30,490)     (30,090)   (126,328)
      Proceeds from sale of investments                                    -            -       5,007
      Proceeds from disposal of discontinued operations                    -            -       7,857
      Purchase of loan receivable                                          -      (13,088)          -
      Proceeds from sale of Florida cable operations                   3,496            -           -
      Proceeds from sale of partnership interest                       1,900            -           -
      Other                                                             (801)       2,443       1,321
                                                                --------------------------------------
Net cash used in investing activities                               (102,392)     (53,552)   (177,071)
                                                                --------------------------------------

Cash flows from financing activities
      Redemption of Long-term debt                                  (165,689)     (55,260)    (45,800)
      Redemption of preferred stock                                        -            -        (276)
      Proceeds from the issuance of common stock                         183          664         (52)
      Issuance of Long-term debt                                     333,000       19,000      19,300
      Preferred dividends                                             (1,950)      (2,600)          -
      Cash contribution from joint venture partner                     4,116            -           -
      Payment made for debt issuance costs                              (763)           -           -
      Cash of discontinued operations                               (191,335)           -           -
                                                                --------------------------------------
Net cash used in financing activities                                (22,438)     (38,196)    (26,828)
                                                                --------------------------------------

Net (decrease) increase in cash and temporary cash investments      ($62,123)     $26,743   ($128,798)

Cash and temporary cash investments at beginning of year:
      Continuing operations                                          $11,004       $8,354     $10,103
      Discontinued operations                                         65,136       41,043     168,092
                                                                --------------------------------------
                                                                     $76,140      $49,397    $178,195
                                                                --------------------------------------
Cash and temporary cash investments at end of year:
      Continuing operations                                          $14,017      $11,004      $8,354
      Discontinued operations                                              -       65,136      41,043
                                                                --------------------------------------
                                                                     $14,017      $76,140     $49,397
                                                                ======================================

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


(Thousands of Dollars))
For the Years Ended December 31,                                        1997            1996            1995
                                                                   ------------------------------------------------
Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
    Interest                                                               $33,997         $26,594         $26,327
    Income Taxes                                                            $9,069         $14,640         $28,555

Supplemental Schedule of Non-cash Investing and Financing Activities

In 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. The acquisition was accounted for as a purchase.

 A summary of the acquisition is as follows:

     Cash paid                                            $28,906
     Liabilities assumed                                    7,621
     Deferred tax asset recognized                           (167)
     Minority interest recognized                           6,188
                                                -----------------
     Fair value of assets acquired                        $42,548
                                                =================

In 1995, the Company acquired all the outstanding Common Stock of Twin County Trans Video, Inc. and a related covenant not to compete. The consideration for the acquisition was as follows:

     Cash paid (including $1,000 deposit in 1994)        $ 37,313
     Issuance of 5% Promissory Note                         4,000
     Issuance of redeemable preferred stock                39,493
     Liabilities assumed                                   16,364
     Deferred tax liability incurred                       33,797
                                                -----------------
     Fair value of assets acquired                       $130,967
                                                =================

In 1996, the $4,000 promissory note was canceled and the Company paid cash of $500 in settlement of certain purchase price adjustments.

In 1995, the Company acquired an additional 18.29% of the outstanding Common Stock of Mercom, Inc. for cash of $6,912. The acquisition, along with the Company's previous investment of 43.63% of Mercom's outstanding Common Stock, was accounted for as a purchase. A summary of the acquisition is as follows:

     Cash paid                                            $ 6,912
     Liabilities assumed                                   38,054
     Deferred tax liability incurred                       16,044
     Reduction of equity-method investment                  2,511
     Minority interest recognized                          15,680
                                                -----------------
     Fair value of assets acquired                        $79,201
                                                =================

See accompanying notes to consolidated financial statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

    Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the year ended December 31, 1997 and 1996 was $1,649 and $1,374, respectively.

    In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:

    Cash Paid                                                                                $40,000
    Non-capitalizable costs                                                                  (10,000)
    Reduction of minority interest                                                            (3,812)
                                                                                    ----------------

    Fair value of assets                                                                     $26,188
                                                                                    ================

    In September 1997, in connection with the transfer of the Company's investment in Mercom to Cable Michigan, Cable Michigan assumed the Company's
    $15,000 Term Credit Facility.

    Certain intercompany accounts receivable and payable and intercompany note balances were transferred to additional paid-in capital in connection with the Distribution.


See accompanying notes to Consolidated Financial Statements.

                                                                       27-Mar-98

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            (Thousands of Dollars)

                                                                                                      Common Stock
                                                                                                       of Parent       Total
                                             Common    Class B  Additional Paid- Retained   Treasury    Held by     Shareholders'
                                           Par Value  Par Value   in Capital     Earnings    Stock    Subsidiaries     Equity
                                           --------------------------------------------------------------------------------------
Balance, December 31,1994                   $12,716    $5,832     $236,309       $99,845    ($5,288)   $      --      $349,414
    Net income                                                                    23,279                                23,279
    Stock rights offering                                              (52)                                                (52)
    Conversions                                 125      (125)                                                              --
    Issued (see Note 11)                         85     2,389      132,910                              (135,384)           --
                                           --------------------------------------------------------------------------------------
Balance, December 31, 1995                   12,926     8,096      369,167       123,124     (5,288)    (135,384)      372,641
    Net income                                                                    10,385                                10,385
    Preferred dividends                                                           (2,600)                               (2,600)
    Conversions                                 389      (389)                                                              --
    Accretion of redeemable preferred
      stock                                                                       (1,374)                               (1,374)
    Stock Plan Transactions                                            160                      574                        734
    Other                                                              (10)                                                (10)
    Common stock of parent held by
      subsidiary returned to treasury
      stock                                                                                (135,384)     135,384            --
                                           --------------------------------------------------------------------------------------
Balance, December 31, 1996                   13,315     7,707      369,317       129,535   (140,098)          --       379,776
    Net loss from 1/1/97 through 9/30/97                                         (18,127)                              (18,127)
    Net income from 10/1/97 through
     12/31/97                                                                      4,162                                 4,162
    Preferred dividends                                                           (1,950)                               (1,950)
    Conversions                               2,479    (2,479)                                                              --
    Stock Plan Transactions                       3                      5                      338                        346
    Accretion of redeemable preferred
     stock                                                                        (1,649)                               (1,649)
    Adjustment for the Distribution                               (217,730)     (108,223)                             (325,953)
    Other                                        90     1,262         (551)            2        523                      1,326
                                           --------------------------------------------------------------------------------------
Balance, December 31, 1997                  $15,887    $6,490     $151,041        $3,750  ($139,237)   $      --       $37,931
                                           ======================================================================================

See accompanying notes to Consolidated Financial Statements.

CTE_SHEQ                                                               27-Mar-98

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 -----------------------------------------------------------------------------------
                                                                 Common                                   Class B
                                                 -----------------------------------------------------------------------------------
                                                    Shares      Treasury      Shares        Shares       Treasury       Shares
                                                    Issued        Stock     Outstanding     Issued        Stock       Outstanding
                                                    ------        -----     -----------     ------        -----       -----------
Balance, December 31, 1994                        12,716,299     175,599    12,540,700     5,832,374     202,243       5,630,131
    Net income
    Stock rights offering
    Conversions                                     124,855                   124,855      (124,855)                   (124,855)
    Issued (see Note 11)                            85,465                    85,465       2,388,271                   2,388,271
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1995                        12,926,619     175,599    12,751,020     8,095,790     202,243       7,893,547
    Net income
    Preferred dividends
    Conversions                                     388,948                   388,948      (388,948)                   (388,948)
    Accretion of redeemable preferred stock
    Stock plan transactions                                     (29,000)      29,000
    Other
    Common stock of parent held by subsidiary
         returned to treasury stock                              128,198     (128,198)                  3,582,406     (3,582,406)
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1996                        13,315,567     274,797    13,040,770     7,706,842    3,784,649      3,922,193
    Net loss from 1/1/97 through 9/30/97
    Net Income from 10/1/97 through 12/31/97
    Preferred dividends
    Conversions                                    2,478,628                 2,478,628    (2,478,628)                 (2,478,628)
    Stock plan transactions                          3,284      (11,228)      14,512
    Accretion of redeemable preferred stock
    Adjustment for the distribution
    Other                                           89,568                    89,568       1,261,550                   1,261,550
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1997                        15,887,047     263,569    15,623,478     6,489,764    3,784,649      2,705,115
                                                 ===================================================================================


See accompanying notes to Consolidated Financial Statements.

           Commonwealth Telephone Enterprises, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


1.  BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements of CTE include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), the nation's thirteenth largest independent local exchange carrier ("LEC"), Commonwealth Telecom Services, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC"), and other operations which include, Commonwealth Communications ("CC"), an engineering services business, epix(TM) ("epix"), an Internet services business and Commonwealth Long Distance ("CLD") a reseller of long-distance services.
All significant intercompany accounts and transactions are eliminated.

On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly- owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's , bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of C-TEC's Michigan Cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company").

CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services, among the three companies, including a distribution agreement and a tax-sharing agreement.

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Local telephone service revenue is recorded as earned
-------------------
based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT's Interstate access charges are subject to a pooling process with the National Exchange Carrier Association (NECA). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

Internet access service revenues are recorded based on contracted fees.

Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees.

Long-term contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

Advertising Expense - Advertising costs are expensed as incurred.  Advertising
-------------------
expense charged to operations was $4,090, $1,036, and $729 in 1997, 1996 and 1995, respectively.

Stock-Based Compensation - The Company applies Accounting Principles Board
------------------------
Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). All share and per share data, stock option data, and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11).

Earnings Per Share -  The Company has adopted Statement of Financial Accounting
------------------
Standards No. 128 - Earnings Per Share ("SFAS 128"). Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the years ended December 31, 1997 and 1996, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive. All share and per share data, stock option data, and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11).

                                                      Years Ended December 31,
                                                  1997         1996         1995
Income from continuing
 operations before extraordinary charge      $    22,184  $    25,869  $    31,206

Preferred stock dividends                          2,600        2,600            -
                                             -----------  -----------  -----------
Subtotal                                          19,584       23,269       31,206
Accretion of preferred stock                       1,649        1,374            -
                                             -----------  -----------  -----------
 Total                                       $    17,935  $    21,895  $    31,206
                                             ===========  ===========  ===========

Basic earnings per average
 common share:
Average shares outstanding                    18,322,013   18,306,131   18,296,778
Income per average common share              $      0.98  $      1.20  $      1.71

Diluted earnings per average
 common share:
Average shares outstanding                    18,322,013   18,306,131   18,296,778
Dilutive shares resulting
 from stock options                              373,742      157,365      197,397
Redeemable preferred stock (1)                         -            -      403,209
                                             -----------  -----------  -----------
                                              18,695,755   18,463,496   18,897,384
                                             ===========  ===========  ===========

Income per average common share              $      0.96  $      1.19  $      1.65

(1) In 1997 and 1996, the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.


Cash and Temporary Cash Investments - For purposes of reporting cash flows, the
-----------------------------------
Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment
----------------------------------------------
reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 6.70%, 6.38% and 6.20% in 1997,

1996 and 1995, respectively. At the time telephone plant is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation. For all other property, plant and equipment, gain or loss is recognized on retirements and dispositions.

Deferred Charges and Other Assets - Deferred charges and other assets
---------------------------------
principally include costs incurred to obtain financing and prepaid pension cost. Prior to 1996, deferred charges and other assets also included the regulatory assets established by the Telephone subsidiary in connection with the requirements of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation."

Income Taxes - The Company and its subsidiaries report income for federal income
------------
tax purposes on a consolidated basis.

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes." The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Investments tax credits ("ITC") have been deferred in prior years and are being amortized over the average lives of the applicable property.

The Company's federal income tax returns are subject to review by the Internal Revenue Service. Management believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

Accounting for Impairments - The Company follows the provisions of Statement of
--------------------------
Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

No impairment losses have been recognized by the Company pursuant to SFAS 121.

3.  SEGMENT INFORMATION

CT provides local and long distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services. CTSI is a competitive local exchange carrier ("CLEC") operating in areas adjacent to CT's traditional service area, offering bundled local and all distance telephone, Internet and vertical services. Other operations include Commonwealth Communications, epix and Commonwealth Long Distance. Commonwealth Communications provides telecommunications engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals
and universities located principally in Pennsylvania.   epix is an Internet
service provider. Commonwealth Long Distance provides all distance telephone services to CT's and CTSI's customers.


Financial information by business segment is as follows:
(thousands of dollars)                         For the Years Ended December 31,
                                                 1997        1996       1995
                                                 ----        ----       ----
Commonwealth Telephone Company
------------------------------
Sales                                         $144,538    $135,575    $127,842
Operating income before depreciation and
 amortization and corporate management fees     87,404      81,181      76,238
Depreciation and amortization                   27,857      25,975      24,504
Additions to property, plant and equipment      30,739      28,834      27,258
Identifiable assets                            287,081     285,183     304,426

Commonwealth Telecom Services, Inc.
-----------------------------------
Sales                                            5,329          89           -
Operating (loss) before depreciation and
 amortization and corporate management fees     (9,458)       (941)          -
Depreciation and amortization                    1,039           9           -
Additions to property, plant and equipment      36,615       6,692           -
Identifiable assets                             48,321       6,724           -

Other
-----
Sales                                           46,729      50,842      46,349
Operating income before depreciation and
 amortization and corporate management fees      3,014       3,608       2,170
Depreciation and amortization                    2,320       1,406         997
Additions to property, plant and equipment*     56,078      51,286      44,525
Identifiable assets                             38,265     335,746**   334,706**

Consolidated
------------
Sales                                         $196,596    $186,506    $174,191
Operating income before depreciation and
 amortization and corporate management fees     80,960      83,848      78,408
Corporate management fees                        8,283       8,382       6,223
Operating income before depreciation and
 amortization                                   72,677      75,466      72,185
Depreciation and amortization                   31,216      27,390      25,501
Operating Income                                41,461      48,076      46,684
Additions to property, plant and equipment     123,432      86,812      71,783
Identifiable assets                            373,667     627,653     639,132

* Primarily includes capital expenditures of discontinued operations. **Includes net assets of discontinued operations of $318,493 and $311,427 in
  1996 and 1995, respectively.

4.  BUSINESS COMBINATIONS

The following business combinations were transacted by wholly-owned subsidiaries of C-TEC. The acquired businesses were transferred to RCN or Cable Michigan in connection with the restructuring.

On August 30, 1996, FNY Holding Company, Inc. ("FNY"), acquired from Kiewit Telecom Holdings, Inc., C-TEC's controlling shareholder at the time, an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") for cash consideration of approximately $29,000. In addition, FNY assumed liabilities of approximately $7,600. (In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television.) The acquisition was accounted for as a purchase, and accordingly, Freedom is included in the Company's consolidated financial statements from the date of purchase through the date of the Distribution.

FNY allocated the purchase price paid on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. There was no excess cost over fair value of net assets acquired.

Contingent consideration of $15,000 was payable in cash and was to be based upon the number of net eligible subscribers, as defined, in excess of 16,563 delivered to the Company. The contingent consideration is not included in the acquisition cost total above but was to have been recorded when and if the future delivery of subscribers occurred. In addition, FNY paid $922 to Kiewit Telecom Holdings, Inc. which represents compensation for foregone interest on the amount invested by Kiewit Telecom Holdings, Inc. in Freedom. This amount has been charged to operations.

On March 21, 1997, the Company paid $15,000 in full satisfaction of contingent consideration payable for the acquisition of Freedom. Additionally, pursuant to the terms of the Freedom Operating Agreement, the assets of RCN Telecom Services of New York, Inc., a wholly-owned subsidiary of RCN, were contributed to Freedom, in which the Company had an 80.1% ownership interest prior to such contribution. Subsequent to this contribution, the Company paid $15,000 to acquire the minority ownership of Freedom. These amounts were primarily allocated to excess cost over fair value of net assets acquired and are being amortized over a period of approximately six years. The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners. The Company charged this amount to operations for the quarter ended March 31, 1997.

On May 15, 1995, C-TEC Cable Systems, Inc., (d/b/a RCN Cable Systems, Inc.) ("RCN Cable"), acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County") in exchange for cash of approximately $26,300, including a $1,000 deposit made in 1994, and a $4,000, 5% promissory note of RCN Cable. In addition, RCN Cable paid $11,000 in consideration of a noncompete agreement and assumed liabilities of approximately $16,400. The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of RCN Cable. As of May 15, 1995, RCN Cable also assumed management of Twin County. As a result, RCN Cable had control of Twin County and accordingly Twin County is fully consolidated in the Company's financial statements since May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52,000 stated value redeemable convertible preferred stock of C-TEC. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The fair value of the preferred stock, as determined by an independent appraiser, is $39,500. In 1996, the $4,000 promissory note was canceled and RCN Cable paid cash of $500 in settlement of certain purchase price adjustments.

RCN Cable has allocated the purchase price paid for Twin County on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. The excess of the consideration for the acquisition over the fair value of the net assets acquired of approximately $16,700 has been allocated to goodwill and is being amortized over a period of approximately 10 years.

In January 1995, RCN International Holdings, Inc. (formerly C-TEC International, Inc.), purchased a 40% equity position in Megacable, S.A. de C.V. ("Megacable"). The aggregate consideration for the purchase was cash of $84,115. The Company accounted for its investment by the equity method of accounting. The original excess cost over the underlying equity in the net assets acquired is approximately $94,000, which is being amortized on a straight-line basis over 15 years.

In January 1995, RCN Cable purchased the assets of Higgins Lake Cable, Inc. for cash of approximately $4,750.

In June 1995, C-TEC invested approximately $2,220 for a one-third interest in a partnership which intends to provide alternative access telephone service to commercial subscribers. C-TEC transferred this investment to RCN Cable in 1996 at net book value of $1,977. The Company disposed of its investment in 1997 and realized a gain of $661.

In November 1995, the Company purchased the assets used in the provision of residential telephone services in New York by RealCom Office Communications, Inc. for cash of approximately $1,050.

Pursuant to a common stock rights offering, the Company, through a wholly-owned subsidiary, acquired majority voting control of Mercom, Inc. ("Mercom") through the exercise of stock rights and oversubscription privileges. Immediately prior to the rights offering, C-TEC owned 43.63% of the outstanding common stock of Mercom. C-TEC purchased a total of 1,920,000 shares of common stock through the rights offering for an aggregate consideration of $6,912. The rights offering concluded on August 20, 1995. Following the purchase, C-TEC owned 61.92% of the outstanding common stock of Mercom and accordingly has consolidated Mercom in its financial statements since August 1995. Prior to the rights offering, C-TEC accounted for its 43.63% ownership interest under the equity method of accounting. The acquisition has been accounted for as a purchase.

The following unaudited pro forma summary presents information as if the acquisition of Freedom had occurred at the beginning of 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred.

(Unaudited)
Year Ended December 31
                                                 1997     1996
                                                 ----     ----
Net (loss) income to common shareholders     $(28,654)  $4,593
Basic Earnings Per Share:
Net (loss) income to common shareholders     $  (1.56)  $ 0.25
Diluted Earnings Per Share:
Net (loss) income to common shareholders     $  (1.53)  $ 0.25

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

5.  DISCONTINUED OPERATIONS

On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN and Cable Michigan to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable. Cable Michigan, Inc. consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc.

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

The Company has accounted for the RCN, Cable Michigan and Mobile Services operations, including the related gains on the disposals of the cellular and telephone answering service operations, as discontinued operations. All activity up to the date of disposition has been accounted for as discontinued operations.

Sales of discontinued operations were $152,772 in 1997, $180,802 in 1996 and $151,932 in 1995.

Results of discontinued operations is comprised of the following for the years ended December 31:

                                             1997           1996         1995
                                             ----           ----         ----

(Loss) gain on disposal of
 discontinued operations                   ($13,745)        ($160)    $    278
(Loss) from discontinued operations         (22,404)      (13,396)      (8,205)
                                          ---------     ---------     --------
                                           ($36,149)     ($13,556)     ($7,927)
                                          =========     =========     ========

Summarized balance sheet data for discontinued operations as of December 31, 1996 is as follows:

                                                                          1996
                                                                      --------

Total current assets                                                  $138,885
Net property, plant and equipment                                      213,373
Investments                                                             76,547
Intangible assets, net                                                 154,427
Deferred charges and other assets                                       24,209
                                                                      --------
Total                                                                 $607,441
                                                                      ========

Total current liabilities                                             $109,291
Deferred income taxes                                                   54,758
Long-term debt                                                         103,180
Minority interest                                                       20,084
Other deferred credits                                                   4,691
Cumulative translation adjustment                                       (3,056)
                                                                      --------
Total                                                                 $288,948
                                                                      --------
Net (liabilities) assets of
 discontinued operations                                              $318,493
                                                                      ========


6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                            1997          1996
                                                            ----          ----
Telephone plant                                        $ 495,495     $ 441,711
Other                                                     15,512         8,769
                                                       ---------     ---------

Total property, plant and equipment                      511,007       450,480
Less accumulated depreciation                           (223,051)     (201,528)
                                                       ---------     ---------

Property, plant and equipment, net                     $ 287,956     $ 248,952
                                                       =========     =========


Depreciation expense was $31,216, $27,390 and $25,501 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  INVESTMENTS
Investments at December 31 are as follows:
                                                       1997               1996
                                                     ------             ------
Rural Telephone Bank Stock                           $6,409             $6,409
Partnership                                           2,376              2,431
Other                                                    30                115
                                                     ------             ------
Total Investments                                    $8,815             $8,955
                                                     ======             ======

Investments carried on the equity method consist of the following at December 31:
                                                          Percentage Owned

                                                       1997               1996
                                                     ------             ------
Partnership                                           50.00%             50.00%

8.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following at December 31:

                                                       1997            1996
                                                     --------        --------
Unamortized debt issuance costs                      $    972        $    390
Prepaid pension cost                                    3,729               -
Prepaid professional services                             162              69
Other                                                     593             732
                                                     --------        --------
Total                                                $  5,456        $  1,191
                                                     ========        ========

9.  DEBT

a. Long-Term Debt - Long-term debt outstanding at December 31 is as follows:
   --------------
                                                       1997            1996
                                                     --------        --------
Credit Agreement - National Bank for
  Cooperatives 7.51% due 2009                        $101,357        $110,366
Revolving Credit Facility                              75,000               -
                                                     --------        --------
Total                                                 176,357         110,366
Due within one year                                     9,010           9,010
                                                     --------        --------
Total Long-Term Debt                                 $167,347        $101,356
                                                     ========        ========


In July 1997, the Company entered into a $125,000 revolving credit facility which matures June 2002. Interest is based on either a LIBOR or Base Rate option, at the election of the Company (6.87% at December 31, 1997). The credit agreement is unsecured. The Company has outstanding borrowings of $75,000 against this revolving credit facility at December 31, 1997. The Company used the proceeds to fund an equity contribution to RCN Corporation prior to the Distribution. The new facility contains restrictive covenants which , among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

In March 1994, Commonwealth Telephone Company entered into a $135,143 Credit Agreement with the National Bank for Cooperatives. The funds were used to prepay outstanding borrowings with the United States of America through the Rural Electrification Administration, the Rural Telephone Bank and the Federal Financing Bank under various mortgage notes and security agreements. In accordance with these mortgage notes and security agreements, portions of amounts borrowed were required to be used to purchase common stock of the RTB, equal to approximately 5% of the total available borrowing amount.

In connection with the prepayment, Commonwealth Telephone Company converted all outstanding RTB Class B Stock to RTB Class C Stock, which is entitled to cash dividends.

Substantially all the assets of Commonwealth Telephone Company are subject to the liens of the Credit Agreement described above. The Credit Agreement contains restrictive covenants which, among other things, requires CT to maintain a
certain debt-to-cash-flow ratio.   In addition, Commonwealth Telephone Company
is restricted from declaring or paying any dividend or other distribution of assets to the Company during any fiscal year in excess of the amount of the after tax net income of Commonwealth Telephone Company for the immediately preceding fiscal year.

In July 1997, the Company entered into a $15,000 credit facility which matures in a single installment in June 1999. Interest only is due through June 1999. The interest rate is based on either a LIBOR or Base Rate option, at the election of the Company. The Company borrowed $15,000 against this facility in July 1997. Since this facility is collateralized by Mercom, Inc. stock that was transferred to Cable Michigan in connection with the Distribution, the obligation for outstanding borrowings against this facility was assumed by Cable Michigan in connection with the Distribution.

Maturities and sinking fund requirements on long-term debt for each year ending December 31, 1998 through 2002 are as follows:
                                                    Aggregate
           Year                                       Amounts
           ----                                       -------
           1998                                       $ 9,010
           1999                                       $ 9,010
           2000                                       $ 9,010
           2001                                       $ 9,010
           2002                                       $84,010

b. Short-Term Debt - At December 31, 1997 and 1996, the Company had unused
   ---------------
committed lines of credit that provided for borrowings of up to $3,500 at prime (8.50% December 31, 1997). Short-term unsecured borrowings may be made under these lines of credit. The amounts available under these lines of credit are reduced by outstanding letters of credit ($1,500 at December 31, 1997). All unused lines of credit are cancelable at the option of the banks.

There are no commitment or facility fees associated with maintaining availability of the above-mentioned lines of credit.

10.  REDEEMABLE PREFERRED STOCK

On September 14, 1995, the shareholders approved an amendment to the Company's Articles of Incorporation to authorize a new class of 25,000,000 shares of Preferred Stock in such series and with such rights and preferences as the Board of Directors may determine from time to time.

In connection with the acquisition of Twin County (see Note 3), the shareholders approved the issuance of 4,100,000 shares of Preferred Series A and 1,100,000 shares of Preferred Series B shares (collectively the "Preferred Stock"). Such shares were issued in September 1995 and were outstanding at December 31, 1997 and 1996 (see Note 15(f)).

The Preferred Stock has a stated value of $10 per share and is entitled to receive $10 per share in liquidation. Dividends on the Preferred Stock are cumulative at 5% per annum beginning January 1, 1996 and must be paid in the event of liquidation before any distribution to holders of Common Stock and Class B Stock. The Company paid dividends on the redeemable preferred stock of $2,600 in 1996, $1,950 in 1997 and $650 in January 1998.

Holders of the Preferred Stock have no voting rights. However, there are certain exceptions, including the right to elect an additional director if twelve months of dividends are in default. Such director will remain on the Board until the holders have received dividends sufficient to provide a cumulative return of 5%.

The Preferred Series A and Preferred Series B are convertible into Common Stock of the Company at conversion prices of $35.00 and $38.50, respectively, at the election of the holders commencing in September 1998 and ending in September 2003 (the "Exchange Period"). An election to convert shares will be effective only if the total number of shares to be converted by the holder, alone or together with other holders, equals at least 5% of the total number of shares of such series outstanding at the time the election is made.

At any time during the Exchange Period, the Company may elect to acquire all, but not less than all, of either series of Preferred Stock for Common Stock of the Company, or cash as herein described. If on the day the Company gives notice of its election (the "Notice Date"), the trading price on the day preceding the Notice Date (the "Market Value") of the shares of Common Stock, into which such shares of Preferred Stock could be converted as described above, is greater than or equal to the aggregate conversion price for such shares, then CTE will transfer and deliver Common Stock based on the conversion price of the shares of such Preferred Stock. If such Market Value is less than such conversion price, then CTE will, at the holders' option (acting as a whole), either deliver cash equal to the aggregate conversion price of such shares or transfer and deliver Common Stock based upon such conversion price of such shares.

All remaining Preferred Stock shall be redeemed by CTE for an amount equal to the aggregate Stated Value thereof, plus any accrued and unpaid dividends, in September 2003, whether or not the holders so elect.

The Preferred Stock was recorded at fair value on the date of issuance. The excess of the stated value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. Such accretion aggregated $1,649 and $1,374 in 1997 and 1996, respectively.

On February 1, 1995, redeemable preferred stock of Commonwealth Telephone Company was redeemed at a premium, in addition to accrued dividends.
Previously, such preferred stock included provisions for a mandatory sinking fund sufficient to retire approximately 188 shares each year at par plus accrued dividends.

11.  COMMON SHAREHOLDERS' EQUITY AND STOCK PLANS

Common Stock - The Company has authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Stock at December 31, 1997 and 1996.

At the Company's annual shareholders' meeting on October 1, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two for three reverse stock split (the "Reverse Stock Split") of the Common Stock and the Class B Common Stock. The Reverse Stock Split was effective as of the close of business on October 9, 1997. Pursuant to the Reverse Stock Split, every three shares of Common Stock were converted into two shares of Common Stock and every three shares of Class B Stock were converted into two shares of Class B Stock. Accordingly, approximately $9,162 was transferred from common stock to additional paid-in capital to reflect this Reverse Stock Split. All share and per share data, stock option data, and market prices of the Company's Common Stock have been restated to reflect this Reverse Stock Split. The Reverse Stock Split had no effect on authorized shares or the Redeemable Preferred Stock.

In December 1995, the Company acquired from Kiewit Telecom Holdings, Inc. all the issued and outstanding shares of common stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly-owned subsidiary of Kiewit Telecom Holdings, Inc. that owned 85,465 shares of Common Stock of the Company and 2,388,271 shares of Class B Stock of the Company. Kiewit Telecom Holdings,Inc's. was the Company's controlling shareholder at the time and is controlled by Kiewit Diversified Group, which is a wholly-owned subsidiary of Peter Kiewit Sons', Inc. In exchange for newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings, Kiewit Telecom Holdings, Inc. agreed that it would reduce its direct and indirect stock interest in the Company if such reductions are necessary to accomplish a spin-off of certain of the Company's businesses on a tax-free basis to the Company and its shareholders.

The transaction was accounted for as a corporate reorganization and the newly issued shares were recorded at Kiewit Telecom Holdings,Inc.'s cost. In 1995, the Common and Class B Stock of the Company acquired in the transaction was accounted for as a contra equity account encaptioned Parent Stock Held by Subsidiary. In 1996, Holdings was dissolved and the shares of Common Stock and Class B Stock of the Company held by Holdings were returned to treasury stock.

The Company's 1994 Stock Option Plan provides for the grant of up to 1,350,000 Incentive Stock Options to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of twenty percent commencing one year from the date of grant. The options expire ten years from the date of grant. Generally, the options are to be granted within ten years from the date of the adoption of the plan.

The Company's 1996 Equity Incentive Plan provides for the issuance of up to 2,000,000 shares of Common Stock pursuant to awards granted under the 1996 Plan. Awards granted under the 1996 Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Upon termination of the 1994 Plan, all shares of Common Stock reserved under the 1994 Plan, which are not then subject to outstanding awards will be available for awards under the 1996 Plan. However, the total amount of authorized shares under the 1996 Plan may not exceed 3,350,000.

In connection with the Distribution, each C-TEC option was adjusted so that each holder currently holds options to purchase shares of Commonwealth Telephone Enterprises Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and Commonwealth Telephone Enterprises options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

Information relating to CTE stock options is as follows:

                                                             Weighted Average
                                    Number of Shares           Exercise Price
                                    ----------------           --------------

Outstanding December 31, 1994                477,375
Granted                                      419,000
Exercised
Canceled                                     (93,333)
                                           ---------
Outstanding December 31, 1995                803,042
Granted                                       63,333
Exercised                                    (19,333)
Canceled                                     (90,667)
                                           ---------
Outstanding December 31, 1996                756,375                   $ 9.38
Granted                                      261,479                   $11.05
Exercised                                     (9,000)                  $13.64
Canceled                                      (1,000)                  $11.10
                                           ---------
Outstanding December 31, 1997              1,007,854                   $ 9.77
                                           =========
Shares Exercisable December 31, 1997         408,873                   $ 9.35
                                           =========

The range of exercise prices for options outstanding at December 31, 1997 is $8.28 to $11.15.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1997, 1996 and 1995; expected volatility of 38.6% prior to the Distribution and 52.8% subsequent to the Distribution for 1997, 39.5% for 1996, and 35.9% for 1995; risk-free interest rate of 6.52%, 5.95% and 6.32% for 1997, 1996 and 1995, respectively; and expected lives of 5 years for 1997, 1996 and 1995.

The weighted-average fair value of options granted during 1997 $4.64.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                       1997     1996     1995
                                                       ----     ----     ----

Net (loss) earnings - as reported                  ($18,214)  $6,411  $23,279
Net (loss) earnings - pro forma                    ($18,388)  $6,329  $23,256

Basic (loss) earnings per share - as reported        ($0.99)  $ 0.35  $  1.27
Basic (loss) earnings per share - pro forma          ($1.00)  $ 0.35  $  1.27

Diluted (loss) earnings per share - as reported      ($0.97)  $ 0.35  $  1.23
Diluted (loss)  earnings per share - pro forma       ($0.98)  $ 0.34  $  1.23

The Company also has a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "ESPP"). Under the ESPP, participants may purchase shares of Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of Common Stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of Common Stock for each share unit being distributed.

Following the crediting of each share unit to a participant's account, the Company will issue a matching share of Common Stock in the participant's name. Each matching share is subject to forfeiture as provided in the ESPP. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow.

The Board has the power to amend or terminate the ESPP at any time, and to freeze or suspend contributions to the ESPP. Amounts contributed under the ESPP will be subject to the claims of the Company's creditors and creditors of certain affiliates of the Company.

The Company recognizes the cost of the matching shares over the vesting period. Expense recognized in 1997 and 1996 was $22 and $10, respectively.

12.  PENSION AND EMPLOYEE BENEFITS

Substantially all of the Company's employees are included in a trusteed non-contributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. The Company funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. Substantially all employees of the Company's discontinued Pennsylvania Cable System operations (formerly Twin County Trans Video, Inc.) were covered by an underfunded plan which was merged into the Company's overfunded plan on February 28, 1996.

Pension cost (credit) is as follows:

                                                       1997     1996     1995
                                                       ----     ----     ----
Benefits earned during the
  year (service cost)                               $ 1,251  $ 2,365 $  1,656
Interest cost on projected
  benefit obligation                                  3,053    3,412    3,083
Actual return on plan assets                         (4,376)  (3,880) (12,897)
Other components - net                                 (691)  (1,456)   8,482
                                                    -------  ------- --------
Net periodic pension cost (credit)                  $  (763) $   441 $    324
                                                    =======  ======= ========

In connection with the Distribution, the Company completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees other than those of CT and CC no longer accrue benefits under the defined benefit pension plan, but became fully vested in their benefit accrued through that date. The Company notified affected participants in December 1996. In December 1996, the Company allocated pension plan assets of $6,984 to a separate plan for employees who no longer accrue benefits after December 31, 1996 (the "curtailed plan"). The underlying liabilities were also allocated. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292.

The gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation of $3,917 and unrecognized items of $1,148 resulting in prepaid pension cost of $2,769, which is included in net assets of discontinued operations in the accompanying 1996 Consolidated Balance Sheet.

Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of the Company with a fair value of approximately $4,125 and $5,835 at December 31, 1997 and 1996, respectively.

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                             1997          1996
                                                             ----          ----
Plan assets at fair value                                $ 69,973      $ 55,325
Actuarial present value of
  benefit obligations:
Accumulated benefit obligation:
Vested                                                     37,405        32,372
Nonvested                                                   1,599         1,704
                                                         --------      --------
Total                                                      39,004        34,076
Effect of increases in compensation                         6,896         6,042
                                                         --------      --------
Plan assets in excess of projected benefit obligation      24,073        15,207
Unrecognized transition asset                              (2,969)       (3,463)
Unrecognized prior service cost                             2,224         2,438
Unrecognized net gain                                     (19,599)      (11,215)
                                                         --------      --------
Prepaid pension cost                                     $  3,729      $  2,967
                                                         ========      ========

The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

                                                December 31,
                                     1997           1996            1995
                                     ----           ----            ----
Discount Rate                        7.0%           7.5%            7.0%
Expected long-term rate of
  return on plan assets              8.0%           8.0%            8.0%
Weighted average long-term
  rate of compensation increases     6.0%           6.0%            6.0%

The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $531, $901 and $750 in 1997, 1996 and 1995, respectively.

For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees.

The net periodic cost for postretirement health care and life insurance benefits included the following components:

                                                    1997     1996     1995
                                                    ----     ----     ----

Service cost                                       $   4    $   5    $   5
Interest cost                                        164      165      168
                                                   -----    -----    -----
Net periodic postretirement
  benefit cost                                     $ 168    $ 170    $ 173
                                                   =====    =====    =====

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                             1997     1996
                                                             ----     ----

Accumulated postretirement
  benefit obligation:
Retirees and dependents                                    $2,253   $2,157
Fully eligible active plan participants                        70       73
                                                           ------   ------
Total obligation                                            2,323    2,230
Plan assets                                                     -        -
                                                           ------   ------
Accumulated benefit obligation in
  excess of plan assets                                     2,323    2,230
Unrecognized net gain                                         184      295
                                                           ------   ------
Accrued postretirement benefit
  liability                                                $2,507   $2,525
                                                           ======   ======

The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheets.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1997, 7.5% in 1996 and 7% in 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.5% for 1997, 11% for 1996 and 11.5% for 1995 declining to an ultimate rate of 6% by 2011.

The effect of increasing the assumed health care cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by approximately $70 and $67, respectively, and increase the net periodic postretirement benefit cost by approximately $5 in 1997, $5 in 1996 and $6 in 1995.

The Company also has a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,117 and $1,088 at December 31, 1997 and 1996, respectively. Pension expense for the plans was $77 in each of 1997, 1996 and 1995.

The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accounts for these benefits under Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $590 in 1997, $424 in 1996 and $425 in 1995.

13.  INCOME TAXES

The Provision (Benefit) for Income Taxes is reflected in the Consolidated Statements of Operations as follows:

                                                    1997       1996       1995
                                                    ----       ----       ----

Currently payable
Federal                                          $ 9,032    $16,701    $11,014
State                                              3,965      3,727      3,228
                                                 -------    -------    -------
  Total current                                   12,997     20,428     14,242
Deferred, net
Federal                                            2,189       (127)     3,432
State                                                464        (64)    (3,778)
                                                 -------    -------    -------
  Total deferred                                   2,653       (191)      (346)
Investment tax credit
  amortization                                      (190)      (277)      (354)
                                                 -------    -------    -------

Provision (benefit) for income taxes:
From continuing operations                       $15,460    $19,960    $13,542
From (loss) gain on disposal of
  discontinued operations                         (7,169)      (390)     1,910
From discontinued operations                      (8,941)    (4,223)    (4,880)
                                                 -------    -------    -------
Total provision for
  income taxes                                   $  (650)   $15,347    $10,572
                                                 =======    =======    =======

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by the Company:

                                                    1997       1996       1995
                                                    ----       ----       ----

Income from continuing
  operations before provision for income
  taxes, extraordinary items and cumulative
  effect of accounting principle changes         $37,644    $45,829    $44,748
                                                 =======    =======    =======
Federal tax provision at statutory rate           13,175     16,040     15,662
Increase (reduction) due to:
State income taxes, net of federal benefit         2,879      2,411       (443)
Amortization of investment tax credits              (123)      (180)      (354)
Benefit of rate differential applied to
  reversing timing differences                        18        (71)      (483)
Estimated nondeductible expenses                       -      1,154          -
Nondeductible goodwill                                39         39         39
Equity in unconsolidated entities                      -          -       (698)
Other, net                                          (528)       567       (181)
                                                 -------    -------    -------
Provision for income taxes                       $15,460    $19,960    $13,542
                                                 =======    =======    =======

For 1996, estimated nondeductible expenses relate primarily to charges in connection with the restructuring of the Company.

In 1995, the Company received official notification of final settlement from the Internal Revenue Service relating to the examination of the Company's consolidated federal income tax returns for 1989, 1990 and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. As a result of this disallowance, taxes payable for prior years increased approximately $5,000 net operating loss carryforwards were reduced by approximately $26,000 and AMT credits were increased by approximately $5,000. Additionally, interest of approximately $1,200 was payable. The amount accrued in years prior to 1995 was sufficient to satisfy the above adjustment.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                     1997              1996
                                                     ----              ----
Net operating loss carryforwards                 $  1,150          $    327
Employee benefit plans                              1,267               745
Reserve for bad debts                                 693               465
All other                                           5,020             4,351
                                                 --------          --------
Total deferred tax assets                           8,130             5,888
                                                 --------          --------

Property, plant and equipment                     (42,637)          (39,201)
Intangible assets                                       -              (120)
All other                                            (792)             (472)
                                                 --------          --------
  Total deferred tax liabilities                  (43,429)          (39,793)
                                                 --------          --------
  Subtotal                                        (35,299)          (33,905)
                                                 --------          --------
Valuation allowance                                (1,561)             (747)
                                                 --------          --------
  Total deferred taxes                           $(36,860)         $(34,652)
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

Since the Pennsylvania Public Utility Commission ("Pennsylvania PUC") has not adopted SFAS 109 for ratemaking purposes, prior to 1996 CT accounted for SFAS 109 in conjunction with SFAS 71. Therefore, the CT recorded deferred taxes for temporary differences previously flowed through; unamortized ITC balances; and the effects of rate changes by establishing corresponding regulatory assets and liabilities. In 1996, CT discontinued the application of SFAS 71 and wrote off the previously established regulatory assets and liabilities and recognizes state deferred taxes in income.

The net change in the valuation allowance for deferred tax assets during 1997 for continuing operations was an increase of $814.

14.  REGULATORY ACCOUNTING PRINCIPLES

Prior to 1996, CT followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.

In accordance with SFAS 71, the effects of SFAS 109 on CT were deferred on the balance sheet as regulatory assets and liabilities which represented the anticipated future regulatory recognition of SFAS 109.

As a result of filing an alternative regulation plan with the Pennsylvania PUC, CT determined that it no longer met the criteria for the continued application of the accounting required by SFAS 71. In this filing CT requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. CT believed approval of the plan was probable; therefore, it discontinued application of SFAS 71 and, in accordance with Statement of Financial Accounting Standards No. 101 - "Accounting for the Discontinuation of the Application of SFAS 71," wrote off the regulatory assets and liabilities previously recognized pursuant to SFAS 71, resulting in an extraordinary charge of $1,928.

Each year CT performed a study to determine the remaining economic useful lives of regulated plant and adjusted them, when necessary, for both financial reporting and regulatory purposes. Since financial reporting and regulatory lives were similar, discontinuance of the application of SFAS 71 did not impact recorded fixed asset values.

CT received approval of an alternative regulation plan in January 1997.

15.  COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 1997 related to its 1998 construction budget.

b. Total rental expense, primarily for pole rentals, was $4,002, $3,359 and $2,168 in 1997, 1996 and 1995, respectively. At December 31, 1997, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $2,797 which are expected to continue indefinitely, are as follows:

                                                     Aggregate
                Year                                   Amounts
                ----                                   -------
                1998                                    $1,418
                1999                                    $  606
                2000                                    $  373
                2001                                    $  319
                2002                                    $  250
                After 2002                              $1,012

c. In December 1997, the Company entered into an agreement for the provision to the Company of data processing services including the general management of the Company's data processing operations. Annual commitments, excluding annual increases based on increases in the Consumer Price Index, are approximately as follows:

                1998                                    $4,996
                1999                                    $5,348
                2000                                    $5,724

d. The Company has outstanding letters of credit aggregating $1,500 at December 31, 1997.

e. CT has entered into various software licensing agreements which will enable it to provide enhanced services to customers. The Company is committed to payment of licensing fees aggregating $592 under these agreements in 1998.

f. On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, RCN and Cable Michigan and certain present and former directors of the Company in the Superior Court of New Jersey, Chancery Division. The complaint alleges that the Company's restructuring constituted a fraudulent conveyance and alleges breaches of contract and fiduciary duties and of the covenant of good faith and fair dealing in connection with the restructuring.
On December 1, 1997, the complaint was amended to allege that the Company's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa. C.S. 1551(b)(2). The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously. On January 9, 1998, the Company filed a Motion to Dismiss, or in the Alternative, for Summary Judgment. The plaintiffs filed their response on March 9, 1998. The Company's reply brief is due on April 6, 1998 and argument on the motion is set for April 17, 1998.

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and temporary cash investments - The carrying amount approximates fair value because of the short maturity of these instruments.

b. Long-term investments - Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It was not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par and can be held only by recipients of RTB loans.

c. Long-term debt - The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate long-term debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, it would obtain similar rates in the current market.

d. Letters of credit - The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

The estimated fair value of the Company's financial instruments are as follows at December 31:

                                               1997               1996
                                       ------------------  ------------------

                                        Carrying    Fair    Carrying    Fair
                                         Amount    Value     Amount    Value
                                         ------    -----     ------    -----

Financial Assets:
Cash and temporary cash investments $14,017 $14,017 $11,004 $11,004 Financial Liabilities:
Fixed rate long-term debt:
Mortgage note payable to the
 National Bank for Cooperatives         $51,323   $54,563   $80,058   $83,566
Floating rate long-term debt:
Revolving Credit Agreement              $75,000   $75,000         -         -
Mortgage note payable to the
 National Bank for Cooperatives         $50,034   $50,034   $30,308   $30,308
Unrecognized Financial Instruments:
Letters of credit                       $ 1,500   $ 1,500   $ 1,500   $ 1,500
Redeemable preferred stock              $42,517   $42,517   $40,867   $40,867

17.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

The Company's trade receivables reflect a customer base primarily centered in northeastern and central Pennsylvania. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

18.  QUARTERLY INFORMATION (UNAUDITED)



1997                                                          First Quarter   Second Quarter   Third Quarter  Fourth Quarter
Sales                                                              $ 46,413        $  48,553        $ 50,359        $ 51,271
Operating income                                                   $ 11,248        $  11,154        $  9,990        $  9,069
Income from continuing operations before
  extraordinary items                                              $  6,547        $   6,524        $  4,961        $  4,152
Gain (loss) from discontinued operations                           ($12,885)        ($19,484)        ($3,790)       $     10
Net income (loss)                                                   ($6,338)        ($12,960)       $  1,171        $  4,162
Basic Earnings per Share:
-------------------------
Income (loss) per average common share
  from continuing operations                                       $   0.36        $    0.36        $   0.27        $   0.23
Net income (loss) available to common
  shareholder per average common share                               ($0.35)          ($0.71)       $   0.06        $   0.23
Diluted Earnings per Share:
---------------------------
Income (loss) per average common share
  from continuing operations                                       $   0.36        $    0.35        $   0.27        $   0.22
Net income (loss) available to common
  shareholder per average common share                               ($0.34)          ($0.70)       $   0.06        $   0.22
Common Stock Closing Price:
--------------------------
  High                                                             $  45.00        $   52.88        $  75.00        $  32.63
  Low                                                              $  34.13        $   39.47        $  51.20        $  21.63
Class B Stock Closing Price:
---------------------------
  High                                                             $  44.63        $   53.45        $  73.79        $  32.04
  Low                                                              $  33.75        $   39.00        $  50.45        $  21.75


1996
                                                              First Quarter   Second Quarter   Third Quarter  Fourth Quarter
Sales                                                              $ 46,464        $  46,960        $ 46,065        $ 47,017
Operating income                                                   $ 14,797        $  11,932        $ 10,691        $ 10,656
Income from continuing operations before
  extraordinary item                                               $  8,617        $   7,970        $  5,215        $  4,067
(Loss) from discontinued operations                                 ($4,998)         ($2,945)        ($1,485)        ($4,128)
Extraordinary item                                                  ($1,928)       $      --        $     --        $     --
Net income (loss)                                                  $  1,691        $   5,025        $  3,730            ($61)
Basic Earnings per Share:
---------------------------
Income (loss) per average common share
  from continuing operations                                       $   0.47        $    0.44        $   0.28        $   0.22
Net income (loss) available to common
  shareholder per average common share                             $   0.09        $    0.27        $   0.20        $   0.00
Diluted Earnings per Share:
---------------------------
Income (loss) per average common share
  from continuing operations                                       $   0.46        $    0.43        $   0.28        $   0.22
Net income (loss) available to common
  shareholder per average common share                             $   0.09        $    0.27        $   0.20        $   0.00
Common Stock Closing Price:
---------------------------
  High                                                             $  57.00        $   55.70        $  44.07        $  41.25
  Low                                                              $  46.13        $   40.50        $  36.00        $  35.45
Class B Stock Closing Price:
---------------------------
  High                                                             $  55.88        $   54.75        $  44.07        $  39.75
  Low                                                              $  45.75        $   40.50        $  35.25        $  34.50


19.  CERTAIN RELATED PARTY TRANSACTIONS

The Company and MFS Communications Company ("MFS") had six of thirteen common Board of Directors members during 1996. During 1996, the Company paid MFS approximately $4,900 primarily for network costs. Also during 1996, the Company earned approximately $2,200 in revenue from MFS, primarily for construction management services. MFS is now a WorldCom subsidiary.

The Company had the following transactions with affiliates during the years ended December 31, 1997, 1996 and 1995.

                                                      1997     1996     1995
                                                  -----------------------------
Corporate office costs allocated from RCN           $8,332   $8,800   $6,671
Long distance terminating access charges to RCN      1,312      728      862
Revenue from engineering services charged
  to RCN and Cable Michigan                            483      187      351
Interest income on affiliate notes with RCN            537      354      279
Interest expense on affiliate notes with RCN           241    1,167    2,022
Royalty fees charged to RCN and Cable Michigan       1,134    1,444    1,109
Long distance charges to RCN and Cable Michigan      1,123    1,058      863
Other affiliate revenues                               688      860      994
Other affiliate expenses                             1,576        -        6


At December 1997, the Company had accounts receivable from related parties of $3,743 and accounts payable to related parties of $7,944. All related party note balances were either paid or transferred to Shareholders' Net Investment in connection with the Distribution.

20.  SUBSEQUENT EVENT

In February 1998, the Company granted approximately 500,000 stock options at an exercise price of $24.63.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

We have audited the consolidated financial statements and financial statement schedules of Commonwealth Telephone Enterprises, Inc. and Subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 1996, the Company discontinued accounting for the operations of its telephone subsidiary in accordance with Statement of Financial accounting Standards No. 71- "Accounting for the Effects of Certain Types of Regulation".



/s/ Coopers & Lybrand L.L.P.
----------------------------
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 27, 1998

REPORT OF MANAGEMENT


The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of Commonwealth Telephone Enterprises, Inc.

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



\s\ Bruce C. Godfrey
--------------------
Bruce C. Godfrey
Executive Vice President -
 Chief Financial Officer

SCHEDULE I
                   Commonwealth Telephone Enterprises, Inc.
                 Condensed Financial Information of Registrant
                            Statement of Operations


For the Years Ended December 31,                                      1997             1996            1995
----------------------------------------------------------------------------------------------------------------
                                                                        (Thousands of dollars except
                                                                             per share amounts)
Income:
   Sales                                                                 $6,897              $0              $0
   Interest income-other                                                      0               0               8
   Other                                                                     53              61               0
                                                              --------------------------------------------------

      Total income                                                        6,950              61               8
                                                              --------------------------------------------------

Expenses:
   Cost of goods sold                                                     4,987               0               0
   Interest expense on long term debt                                     1,642               0               0
   Interest expense, net on notes payable to subsidiaries                    46               0               0
   General & administrative expenses                                      2,171            (258)              8
   Depreciation and amortization                                            141               0               0
                                                              --------------------------------------------------

      Total expenses                                                      8,987            (258)              8
                                                              --------------------------------------------------

(Loss) income from continuing operations before income taxes,
   equity in net income of subsidiaries                                  (2,037)            319               0

(Benefit) provision for income taxes                                     (1,301)          1,096             (10)
                                                              --------------------------------------------------

(Loss) income from continuing operations before equity
   in net income of subsidiaries                                           (736)           (777)             10

Net income of subsidiaries                                               22,920          24,718          31,196
                                                              --------------------------------------------------

Income from continuing operations                                        22,184          23,941          31,206

Loss from discontinued operations                                       (36,149)        (13,556)         (7,927)
                                                              --------------------------------------------------

Net (loss) income                                                      ($13,965)        $10,385         $23,279
                                                              ==================================================

Earnings (loss) per average common share:
   Income from continuing operations                                      $1.21           $1.31           $1.71
   Discontinued operations                                               ($1.97)         ($0.74)         ($0.43)
   Net income available for common shareholders                          ($0.99)          $0.35           $1.27
   Average common shares outstanding                                 18,322,013      18,306,131      18,296,778

SCHEDULE I

                   Commonwealth Telephone Enterprises, Inc.
                 Condensed Financial Information of Registrant
                                Balance Sheets


December 31,                                                                                 1997            1996
--------------------------------------------------------------------------------------------------------------------
                                    Assets

Current assets:
  Cash                                                                                       $2,975              $0
  Accounts receivable affiliates                                                              4,050               0
  Accounts receivable other                                                                   7,864               0
  Prepayments and other                                                                           0               0
  Materials and supply inventory                                                              2,092               0
  Deferred tax assets and other                                                               1,094               0

  Total current assets                                                                       18,075               0

Investment in subsidiaries (stated at equity)                                               154,736         426,435

Property plant and equipment, net of accumulated depreciation of $2,177                       1,412               0

Deferred tax assets and other                                                                 4,829               0
                                                                                    --------------------------------
                                                                                           $179,052        $426,435
                                                                                    ================================

                     Liabilities and Shareholders' Equity

Current liabilities:
  Note payable to affiliates                                                                 $6,290              $0
  Accounts payable to subsidiaries                                                            2,881           2,666
  Accrued liabilities and other                                                              10,945           3,125
                                                                                    --------------------------------

                   Total liabilities                                                         20,116           5,791
                                                                                    --------------------------------

Redeemable preferred stock                                                                   42,517          40,867
                                                                                    --------------------------------

Long term debt                                                                               76,000               0
                                                                                    --------------------------------

Deferred income taxes and other deferred credits                                              3,488               0

Shareholders' equity
  Common stock, par value $1, authorized
    85,000,000 shares, issued 15,887,047 shares in 1997 and
    13,315,567 shares in 1996                                                                15,887          13,315
  Class B stock, par value $1, authorized
    15,000,000 shares, issued 6,489,764 shares in 1997 and
    7,706,842 shares in 1996                                                                  6,490           7,707
                                                                                    --------------------------------

                   Total common stock                                                        22,377          21,022
  Additional paid in capital                                                                151,041         369,317
  Retained earnings                                                                           3,750         129,536
                                                                                    --------------------------------

                   Total                                                                    177,168         519,875
    Treasury stock at cost, 4,048,218 shares in 1997 and
    4,059,446 shares in 1996                                                               (139,237)       (140,098)
                                                                                    --------------------------------

                   Total shareholders' equity                                                37,931         379,777
                                                                                    --------------------------------

                   Total liabilities and shareholders' equity                              $179,052        $426,435
                                                                                    ================================

SCHEDULE I
                   Commonwealth Telephone Enterprises, Inc.
                 Condensed Financial Information of Registrant
                            Statement of Cash Flow


For the Years Ended December 31,                                              1997         1996         1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                       ($13,965)     $10,385      $23,279
   Depreciation and amortization                                                141            0            0
   Deferred income taxes and investment tax credits, net                       (185)           0            0
   Net decrease (increase) in certain assets and liabilities                 (6,100)         883       (6,152)
   Equity in income of subsidiaries                                         (13,229)     (11,162)     (23,270)
   Other                                                                     (2,122)          37            0
                                                                       ---------------------------------------

   Net cash flow (used in) provided by operating activities                 (35,460)         143       (6,143)
                                                                       ---------------------------------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                   (60)           0            0
   Dividends from subsidiaries                                               19,526       15,000       10,000
   Capital contributions to subsidiaries                                    (61,761)     (13,208)      (3,805)
   Purchase of short term investments                                         2,700            0            0
   Other                                                                     (1,493)           0            0
                                                                       ---------------------------------------

   Net cash (used in) provided by investing activities                      (41,088)       1,792        6,195
                                                                       ---------------------------------------

Cash flows from financing activities:
   Redemption of long term debt                                              (8,000)           0            0
   Issuance of long term debt                                                83,000            0            0
   Proceeds from the issuance of common stock                                   183          665          (52)
   Preferred dividends                                                       (1,950)      (2,600)           0
   Increase in notes payable to affiliates                                    6,321            0            0
   Decrease in notes receivable from affiliates                                 (31)           0            0
                                                                       ---------------------------------------

   Net cash (used in) provided by financing activities                       79,523       (1,935)         (52)
                                                                       ---------------------------------------

   Increase in cash and temporary cash investments                            2,975            0            0
                                                                       ---------------------------------------

   Cash and temporary cash investments at beginning of year                       0            0            0
                                                                       ---------------------------------------

   Cash and temporary cash investments at end of year                        $2,975           $0           $0
                                                                       ---------------------------------------

Components of net (increase) decrease in certain assets and liabilities:
   Accounts receivable                                                     ($11,914)          $0           $0
   Materials and supply inventory                                            (2,092)           0            0
   Accounts payable                                                           1,145       (2,388)      (3,049)
   Prepayments                                                                 (127)         168         (168)
   Accrued expenses                                                           6,888        3,103       (2,935)
                                                                       ---------------------------------------

   Net (increase) decrease in certain assets and liabilities                ($6,100)        $883      ($6,152)
                                                                       =======================================


                                                                    SCHEDULE II


                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (THOUSANDS OF DOLLARS)


                                                               --------------------------------
                                                                           ADDITIONS
                                                               --------------------------------
                                            BALANCE AT                CHARGED       CHARGED                             BALANCE AT
                                           BEGINNING OF              TO COSTS      TO OTHER                               END OF
DESCRIPTION                                   PERIOD                AND EXPENSE    ACCOUNTS         DEDUCTIONS            PERIOD
-----------                                   ------                -----------    --------         ----------            ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
  DEDUCTED FROM ACCOUNTS RECEIVABLE
  IN THE CONSOLIDATED BALANCE SHEETS.

                       1997                       $791                  $776         ($123)            $346              $1,098
                       1996                       $890                $1,804         ($529)          $1,174                $791
                       1995                       $222                $1,041          ($48)            $525                $690

ALLOWANCE FOR INVENTORY-
  DEDUCTED FROM MATERIAL AND SUPPLY
  INVENTORY IN THE CONSOLIDATED
  BALANCE SHEETS.

                       1997                       $227                  $394          ($62)            $213                $346
                       1996                       $237                  $297          ($97)            $210                $227
                       1995                       $236                  $258          $283             $540                $237

ALLOWANCE FOR DEFERRED TAX ASSETS-
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.

                       1997                       $747                  $758          $259             $203              $1,561
                       1996                       $663                  $289          $ --             $205                $747
                       1995                     $4,116                  $342          $159           $3,954                $663