Form 10-Q
period 1998-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-05-15
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


                                 100 CTE Drive
                        Dallas, Pennsylvania 18612-9774
                   (Address of principal executive offices)
                                  (Zip Code)

                                (717) 674-2700
             (Registrant's telephone number, including area code)

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

YES  X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1998.

Common Stock                         15,755,460
Class B Common Stock                  2,631,060

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters Ended
              March 31, 1998 and 1997

              Condensed Consolidated Balance Sheets-
              March 31, 1998 and December 31, 1997

              Condensed Consolidated Statements of
              Cash Flows-Quarters Ended March 31,
              1998 and 1997

              Notes to Condensed Consolidated Financial
              Statements

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition

PART II. OTHER INFORMATION


Item 4.       Matters Submitted to a Vote of Security Holders


Item 6.       Exhibits and Reports on Form 8-K

              SIGNATURE

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                             Quarter Ended
                                                                                                March 31,
                                                                                 ------------------------------------
                                                                                        1998                1997
                                                                                 ----------------    ----------------
Sales                                                                            $        53,235     $        46,413
Costs and expenses, excluding management fees and
  depreciation and amortization                                                           31,878              26,274
Management fees                                                                            1,863               1,662
Depreciation and amortization                                                              8,590               7,229
                                                                                 ----------------    ----------------
Operating income                                                                          10,904              11,248
Interest and dividend income                                                               1,029                 987
Interest expense                                                                          (3,080)             (2,079)
Other (expense) income, net                                                                  (30)                687
                                                                                 ----------------    ----------------
Income from continuing
  operations before income taxes                                                           8,823              10,843
Provision for income taxes                                                                 3,875               4,405
                                                                                 ----------------    ----------------
Income from continuing operations before
  equity in unconsolidated entities                                                        4,948               6,438
Equity in income of unconsolidated entities                                                  118                 108
                                                                                 ----------------    ----------------
Income from continuing operations                                                          5,066               6,546
Income (loss) from discontinued operations                                                     5             (12,885)
                                                                                 ----------------    ----------------
Net income (loss)                                                                          5,071              (6,339)
Preferred stock dividend and accretion requirements                                        1,062               1,062
                                                                                 ----------------    ----------------
Net income (loss) to common shareholders                                         $         4,009     $        (7,401)
                                                                                 ================    ================

Basic earnings (loss) per average common share:
  Income from continuing operations                                              $          0.22     $          0.30
                                                                                 ================    ================
  Discontinued operations                                                        $             -     $         (0.70)
                                                                                 ================    ================
  Net income (loss) to common shareholders                                       $          0.22     $         (0.40)
                                                                                 ================    ================
  Weighted average shares outstanding                                                 18,337,584          18,316,971

Diluted earnings (loss) per average common share:
  Income from continuing operations                                              $          0.21     $          0.30
                                                                                 ================    ================
  Discontinued operations                                                        $             -     $         (0.70)
                                                                                 ================    ================
  Net income (loss) to common shareholders                                       $          0.21     $         (0.40)
                                                                                 ================    ================
  Weighted average shares and common stock
    equivalents outstanding                                                           18,932,914          18,416,756

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                         March 31,            December 31,
ASSETS                                                                     1998                  1997
                                                                     ----------------      ----------------
Current assets:
  Cash and temporary cash investments                                $         5,738       $        14,017
  Accounts receivable from related parties                                       574                 3,743
  Other current assets                                                        50,713                48,510
  Deferred income taxes                                                        5,691                 5,170
                                                                     ----------------      ----------------
Total current assets                                                          62,716                71,440
Property, plant and equipment, net of accumulated depreciation of
$230,295 at March 31, 1998 and $223,051 at December 31, 1997                 298,528               287,956
Investments                                                                    8,571                 8,815
Deferred charges and other assets                                              6,009                 5,456
                                                                     ----------------      ----------------
Total assets                                                         $       375,824       $       373,667
                                                                     ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                               $         9,010       $         9,010
  Accounts payable to related parties                                            883                 7,944
  Advance billings and customer deposits                                       3,358                 3,540
  Accrued taxes                                                                5,356                 1,498
  Accrued interest                                                               620                   638
  Other current liabilities                                                   55,622                52,828
                                                                     ----------------      ----------------
Total current liabilities                                                     74,849                75,458
Long-term debt                                                               165,095               167,347
Deferred income taxes and investment tax credits                              41,888                42,086
Other deferred credits                                                         8,807                 8,328
Redeemable preferred stock                                                    42,929                42,517
Commitments and contingencies
Common shareholders' equity:
   Common stock                                                               22,380                22,377
   Additional paid-in capital                                                150,008               151,041
   Retained earnings                                                           7,109                 3,750
   Treasury stock at cost, 3,993,522 shares at March 31, 1998 and
     4,048,218 shares at December 31, 1997                                  (137,241)             (139,237)
                                                                     ----------------      ----------------
 Total common shareholders' equity                                            42,256                37,931
                                                                     ----------------      ----------------
Total liabilities and shareholders' equity                           $       375,824       $       373,667
                                                                     ================      ================

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                  Quarter Ended
                                                                                                     March 31,
                                                                                         -------------------------------
                                                                                              1998               1997
                                                                                         -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $      13,668     $       1,116
                                                                                         -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                                                    (19,111)          (25,670)
   Sales and maturities of short-term investments                                                    -            33,925
   Acquisitions                                                                                      -           (30,079)
   Other                                                                                           158             3,392
                                                                                         -------------     -------------
   Net cash used in investing activities                                                       (18,953)          (18,432)
                                                                                         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of long-term debt                                                                 (2,252)           (3,182)
   Preferred dividend                                                                           (1,300)             (650)
   Proceeds from issuance of stock                                                                 558               128
                                                                                         -------------     -------------
   Net cash used in financing activities                                                        (2,994)           (3,704)
                                                                                         -------------     -------------

   Net increase (decrease) in cash and
      temporary cash investments                                                                (8,279)          (21,020)
                                                                                         -------------     -------------
  Cash and temporary cash at beginning of year:
     Continuing operations                                                                      14,017            11,004
     Discontinued operations                                                                         -            65,136
                                                                                         -------------     -------------
   Total cash and temporary cash investments at beginning of  year                              14,017            76,140
                                                                                         -------------     -------------
  Cash and temporary cash investments at March 31,
     Continuing operations                                                                       5,738            12,523
     Discontinued operations                                                                         -            42,597
                                                                                         -------------     -------------
  Total cash and temporary cash investments at March 31,                                 $       5,738     $      55,120
                                                                                         =============     =============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                                              $       3,064     $       8,964
                                                                                         =============     =============
      Income taxes                                                                       $         834     $         873
                                                                                         =============     =============

Supplemental Schedule of Noncash Financing and Investing Activities:
     Accretion in the carrying value of redeemable preferred stock charged to retained earnings was $412 for each of the quarters ended March 31, 1998 and 1997.

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

2. On September 30, 1997, C-TEC Corporation ("C-TEC") distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan").

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations.

Included in loss from discontinued operations for the three months ended March 31, 1997 is a nonrecurring charge of $10,000 representing costs incurred in connection with the termination of a marketing services agreement held by Freedom.

In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). CTE consists of Commonwealth Telephone Company (CT), the nation's thirteenth largest independent local exchange carrier, Commonwealth Telecom Services, Inc. (CTSI), a competitive local exchange carrier and other operations which include Commonwealth Communications
(CC), an engineering services business, epix(TM), an Internet services business, and Commonwealth Long Distance (CLD), a reseller of long-distance services.

3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At March 31, 1998, CTE has approximately 1,479,000 options outstanding at exercise prices ranging from $8.28 to $27.00. During the first quarter of 1998, approximately 542,000 options were granted, approximately 55,000 options were exercised yielding cash proceeds of $558 and approximately 16,000 options were canceled.

5. On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock, Series A and Preferred Stock, Series B, filed an action against the Company, RCN and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that the Company's distribution of the common stock of RCN and Cable Michigan in connection with the Distribution constituted a fraudulent conveyance. The plantiffs further allege breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege the Company's distribution of the Common Stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa. C.S. 1551(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting the action vigorously. On January 9, 1998, the defendants, including RCN filed a Motion to Dismiss, or in the Alternative, for Summary Judgement (the "Motion"). Response and Reply Briefs have also been filed. At this writing, the Court has not scheduled oral argument on the Motion.

6. Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the year.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the quarters ended March 31, 1998 and 1997, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                           Quarter Ended March 31,
                                                           -----------------------
                                                         1998                  1997
                                                    --------------       ---------------
Income from continuing operations                   $        5,066       $         6,546
Preferred stock dividends                                      650                   650
                                                    --------------       ---------------
   Subtotal                                                  4,416                 5,896
Accretion of preferred stock                                   412                   412
                                                    --------------       ---------------
   Total                                            $        4,004       $         5,484
                                                    ==============       ===============

Basic earnings per average common share:
  Weighted average shares outstanding                   18,337,584            18,316,971
                                                    ==============       ===============
  Income per average common share                   $         0.22       $          0.30
                                                    ==============       ===============
Diluted earnings per average common share:
  Weighted average shares outstanding                   18,337,584            18,316,971
  Dilutive shares resulting from stock options             595,330                99,785
  Redeemable preferred stock (1)                                 -                     -
                                                    --------------       ---------------
Weighted average shares and common stock
    equivalents outstanding                             18,932,914            18,416,756
                                                    ==============       ===============
  Income per average common share                   $         0.21       $          0.30
                                                    ==============       ===============

(1) In 1998 and 1997 the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

7. The Company's contract with the union expired on November 30, 1997. Currently, the Company and the union are working under the terms of the old contract. There are no new negotiation sessions scheduled at this time.

8. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130-"Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Thousands of Dollars Except Per Share Amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments, pending and future litigation, penetration, churn rates, availability of future financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The Company's operating income before depreciation, amortization and management fees ("EBITDA") was $21,357 for the quarter ended March 31, 1998 compared to $20,139 for the quarter ended March 31, 1997. Higher costs associated with the development of CTSI were offset by higher EBITDA for CT of $1,829. Sales increased 14.7% and were $53,235 and $46,413 for the quarters ended March 31, 1998 and 1997, respectively. Accounting for the increase were higher sales of CT of $2,796, CTSI of $3,596, and Other Operations of $430. Income from continuing operations was $5,066 and $6,546 for the quarters ended March 31, 1998 and 1997, respectively. This decrease reflects higher interest, depreciation expense and management fees, partially offset by the increased EBITDA discussed above. Net income to common shareholders was $4,009 or $.22 per average common share for the quarter ended March 31, 1998 as compared to net loss to common shareholders of ($7,401) or ($.40) per average common share for the quarter ended March 31, 1997. Net income to common shareholders for the quarter ended March 31, 1997 includes Discontinued Operations of ($12,885) or ($.70) per average common share.

Selected data by business segment was as follows:


                                          Quarter ended March 31,
Sales                                   1998                  1997
------------------------------------------------------------------------------
CT                                     $37,864               $35,068
CTSI                                     3,890                   294
Other                                   11,481                11,051
------------------------------------------------------------------------------
Total                                  $53,235               $46,413
------------------------------------------------------------------------------

OPERATING INCOME (LOSS) BEFORE DEPRECIATION, AMORTIZATION AND MANAGEMENT FEES
------------------------------------------------------------------------------
CT                                     $22,816               $20,987
CTSI                                    (2,315)               (1,196)
Other                                      856                   348
------------------------------------------------------------------------------
Total                                  $21,357               $20,139
------------------------------------------------------------------------------

                                                March 31,
                                          1998            1997        % change
------------------------------------------------------------------------------
CT Main access lines                   262,984         242,980            8.2%
CTSI access lines installed*            23,211           2,022        1,047.9%
------------------------------------------------------------------------------
*Excludes customer circuits in service (VGE's) of 9,096 and 1,704 for the quarters ended March 31, 1998 and 1997, respectively. VGE's are another measure of network utilization.

COMMONWEALTH TELEPHONE COMPANY ("CT")

Sales were $37,864 and $35,068 for the quarters ended March 31, 1998 and 1997, respectively. The increase of $2,796 or 8.0% is primarily due to higher access and local service revenue of $2,015 resulting from an increase in access lines of 20,004 or 8.2%. The growth in access lines reflects CT's success in promoting second line sales throughout its territory. Interstate access revenue increased $1,303 resulting from the growth in access lines and access minutes. State access revenue increased $542 due to an increase in IntraLATA minutes partially offset by a decrease in the average rate per minute.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended March 31, 1998 were $15,048 as compared to $14,081 for the quarter ended March 31, 1997. Contributing to the increase of $967 or 6.9% is an increase in payroll and benefits resulting from installation costs for second line sales, annual salary increases and additional customer service and outside installation positions. Employees per 1,000 access lines were 2.4 as compared to
2.5 for the same period last year. MIS costs associated with Year 2000 remediation also added to the increase.

COMMONWEALTH TELECOM SERVICES, INC.  ("CTSI")

CTSI revenues were $3,890 for the quarter ended March 31, 1998 as compared to $294 for the same period in 1997. The increase of $3,596 represents an increase in local, toll and access revenues as a result of the expansion into the Central Pennsylvania and Binghamton, New York markets. CTSI had 23,211 and 2,022 installed access lines for the quarter ended March 31, 1998 and 1997, respectively.

Operating expenses, excluding depreciation and amortization and management fees were $6,205 and $1,490 for the quarters ended March 31, 1998 and 1997, respectively. This increase of $4,715 is primarily due to the expansion into two additional markets noted above. These expenses represent payroll and benefits associated with sales, operations, and support staff, circuit rental expense, advertising associated with entering new markets and terminating access from ILECs.


OTHER

Other sales were $11,481 and $11,051 for the quarters ended March 31, 1998 and 1997, respectively. The increase of $430 or 3.9% is primarily due to increased epix/tm/ sales of $908 or 74.8%. This increase in sales reflects the continued demand for high-speed Internet access. Commonwealth Communications revenue increased $260 as a result of non-recurring revenue from premises distribution and business system upgrade contracts. As expected, CLD revenue decreased $738 primarily as residential customers switched to alternate long distance providers due to CLD's above industry rates.

Other costs and expenses, excluding depreciation, amortization and corporate management fees were $10,625 and $10,703 for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $78 represents lower costs of CLD due in part to lower sales offset by increased costs, primarily payroll and benefits associated with the growth of epix/tm/.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1,361 or 18.8% for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This increase is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1997.


INTEREST EXPENSE

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $3,080 and $2,079 for the quarters ended March 31, 1998 and 1997, respectively. The increase of $1,001 or 48.1% is primarily due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility. These proceeds were used to fund an equity contribution to RCN prior to the Distribution and are partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives.


INCOME TAXES

The Company's effective income tax rates for continuing operations were 43.3% and 40.2% for the quarters ended March 31, 1998 and 1997, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1998 since state tax benefits have not been realized on the losses of CTSI due to state limitations on the amount of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                             March 31,         December 31,
                                                               1998                1997
--------------------------------------------------------------------------------------------
                                                              $  5,738            $ 14,017
Cash and temporary cash investments
Working capital                                              ($ 12,133)          ($  4,018)
Long-term debt (including current maturities)                 $174,105            $176,357
--------------------------------------------------------------------------------------------

                                                              Three months ended March 31,
                                                               1998                1997
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $ 13,668            $  1,116
Investing activities:
   Additions to property, plant and equipment                 $ 19,111            $ 25,670
--------------------------------------------------------------------------------------------

Cash and temporary cash investments was $5,738 at March 31, 1998 as compared to $14,017 at December 31, 1997. The Company's working capital ratio for continuing operations was 0.84 to 1 at March 31, 1998 as compared to 0.95 to 1 at December 31, 1997.

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $5,738 and $50,000 of availability under its revolving credit facility. The Company presently intends to judge the success of its initial rollout of the CTSI business in deciding whether to undertake additional capital expenditures to further expand the network to additional areas. The Company expects that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction, and development of additional networks and services. The Company plans on funding current expansion plans through internally generated funds and existing credit facilities. In addition to cash generated from operations, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

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

For the three months ended March 31, 1998, the Company's net cash provided by operating activities was $13,668 comprised primarily of net income of $5,071 adjusted by non-cash depreciation and amortization of $8,590, other non-cash items ($980) and working capital changes of $718. Net cash used in investing activities of $18,953 consisted primarily of additions to property, plant and equipment of $19,111. Net cash used in financing activities of $2,994 consisted primarily of redemption of long-term debt of $2,252 and preferred dividends of $1,300, partially offset by proceeds from issuance of Common Stock of $558.

PART II - Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 14, 1998. Matters submitted to and approved by Shareholders included:

1) The election of the following Class I Directors to serve for a term of three years:

        Nominee
        -------
        Michael I. Gottdenker
        Frank M. Henry
        Eugene Roth
        John J. Whyte

Additional Directors whose term of office as a Director continued after the meeting included:

        David C. McCourt                   Stuart E. Graham
        Richard J. Jaros                   James Q. Crowe
        Michael J. Mahoney                 Daniel E. Knowles
        David C. Mitchell                  Walter Scott, Jr.
        Bruce C. Godfrey

2) The ratification of the selection of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the year ending December 31, 1998.

             For                 Against                  Abstain
             ---                 -------                  -------
          36,617,692             105,248                   6,843


Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                  (27) Financial Data Schedule
         (b.)  Reports on Form 8-K
                  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998               Commonwealth Telephone Enterprises, Inc.


                                        /s/ Bruce Godfrey
                                        -----------------
                                        Bruce C. Godfrey
                                        Executive Vice President and
                                        Chief Financial Officer