Form 10-K405/A
period 1997-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-07-14
CIK 310433

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

                            $228,009,376 Common Stock
                        $ 35,715,076 Class B Common Stock

                       Documents Incorporated by Reference

1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K or any Amendment to this Form 10-K.

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

   *(27-27.8)  Financial Data Schedules

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

                                            Commonwealth Telephone Enterprises,
                                            Inc.

Date:  July 14, 1998                        By /s/ David C. McCourt
                                              ---------------------
                                              David C. McCourt
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Signature               Title  Date
                                ---------               -----  ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ DAVID C. MCCOURT            Chairman and Chief Executive    July 14, 1998
--------------------            Officer
David C. McCourt

/s/ MICHAEL I. GOTTDENKER       President and Chief Operating   July 14, 1998
-------------------------       Officer
Michael I. Gottdenker

/s/ BRUCE C. GODFREY            Executive Vice President and    July 14, 1998
--------------------            Chief Financial Officer
Bruce C. Godfrey

/s/ RALPH S. HROMISIN           Vice President and Chief        July 14, 1998
---------------------           Accounting Officer
Ralph S. Hromisin

COMMONWEALTH TELEPHONE ENTERPRISES, INC
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                  1997      1996      1995      1994      1993
                                                --------  --------  --------  --------  --------
Sales                                           $196,596  $186,506  $174,191  $160,272  $161,046
Income from continuing operations                 22,184    25,869    31,206    17,033    16,990
Income per average common share
  from continuing operations                        0.98      1.20      1.71      1.50      1.54
Dividends per share                                    -         -         -         -         -
Total assets                                     373,667   627,653   639,132   572,277   360,760
Long-term debt, net of current maturities        167,347   101,356   110,366   119,376   228,049
Redeemable preferred stock                        42,517    40,867    39,493       257       276

SCHEDULE I
                   Commonwealth Telephone Enterprises, Inc.
                 Condensed Financial Information of Registrant
                            Statement of Operations


For the Years Ended December 31,                                      1997             1996            1995
----------------------------------------------------------------------------------------------------------------
                                                                        (Thousands of dollars except
                                                                             per share amounts)
Income:
   Sales                                                                 $6,897              $0              $0
   Interest income-other                                                      0               0               8
   Other                                                                     53              61               0
                                                              --------------------------------------------------

      Total income                                                        6,950              61               8
                                                              --------------------------------------------------

Expenses:
   Cost of goods sold                                                     4,987               0               0
   Interest expense on long term debt                                     1,642               0               0
   Interest expense, net on notes payable to subsidiaries                    46               0               0
   General & administrative expenses                                      2,171            (258)              8
   Depreciation and amortization                                            141               0               0
                                                              --------------------------------------------------

      Total expenses                                                      8,987            (258)              8
                                                              --------------------------------------------------

(Loss) income from continuing operations before income taxes,
   equity in net income of subsidiaries                                  (2,037)            319               0

(Benefit) provision for income taxes                                     (1,301)          1,096             (10)
                                                              --------------------------------------------------

(Loss) income from continuing operations before equity
   in net income of subsidiaries                                           (736)           (777)             10

Net income of subsidiaries                                               22,920          24,718          31,196
                                                              --------------------------------------------------

Income from continuing operations                                        22,184          23,941          31,206

Loss from discontinued operations                                       (36,149)        (13,556)         (7,927)
                                                              --------------------------------------------------

Net (loss) income                                                      ($13,965)        $10,385         $23,279
                                                              ==================================================

Earnings (loss) per average common share:
   Income from continuing operations                                      $0.98           $1.09           $1.71
   Discontinued operations                                               ($1.97)         ($0.74)         ($0.43)
   Net income available for common shareholders                          ($0.99)          $0.35           $1.27
   Average common shares outstanding                                 18,322,013      18,306,131      18,296,778

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