Form 10-Q
period 1998-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-08-14
CIK 310433

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                             June 30, 1998

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

YES  X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1998.

Common Stock                     15,770,622
Class B Common Stock              2,620,768

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Statements of
                Operations-Quarters and Six Months Ended
                June 30, 1998 and 1997

                Condensed Consolidated Balance Sheets-
                June 30, 1998 and December 31, 1997

                Condensed Consolidated Statements of
                Cash Flows-Six Months Ended June 30,
                1998 and 1997

                Notes to Condensed Consolidated Financial
                Statements

Item 2.         Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K

                SIGNATURE

PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                         Quarter Ended              Six Months Ended
                                                                            June 30,                     June 30,
                                                                  ---------------------------   --------------------------
                                                                      1998          1997           1998          1997
                                                                  ------------- -------------   ------------  ------------
Sales                                                             $    55,679   $     48,553    $   108,914    $    94,966
Costs and expenses, excluding
 management fees and depreciation
  and amortization                                                     33,350         28,047         65,228         54,321
Management fees                                                         1,950          1,818          3,813          3,480
Depreciation and amortization                                           8,953          7,534         17,543         14,763
                                                                  ------------- -------------   ------------   ------------
Operating income                                                       11,426         11,154         22,330         22,402
Interest and dividend income                                              626            779          1,655          1,766
Interest expense                                                       (3,122)        (2,054)        (6,202)        (4,133)
Other income, net                                                         317            359            287          1,046
                                                                  ------------- -------------   ------------   ------------
Income from continuing operations before
  income taxes                                                          9,247         10,238         18,070         21,081
Provision for income taxes                                              4,358          4,826          8,233          9,231
                                                                  ------------- -------------   ------------   ------------
Income from continuing operations before
  equity in unconsolidated entities                                     4,889          5,412          9,837         11,850
Equity in income of unconsolidated entities                             1,072          1,113          1,190          1,221
                                                                  ------------- -------------   ------------   ------------
Income from continuing operations                                       5,961          6,525         11,027         13,071
(Loss) from discontinued operations                                       (36)       (19,484)           (31)       (32,369)
                                                                  ------------- -------------   ------------   -----------
Net income (loss)                                                       5,925        (12,959)        10,996        (19,298)
Preferred stock dividend and accretion requirements                     1,063          1,063          2,125          2,125
                                                                  ------------- -------------   ------------   ------------
Net income (loss) to common shareholders                          $     4,862   $    (14,022)   $     8,871    $   (21,423)
                                                                  ============= =============   ============   ============
Basic earnings (loss) per average common share:
  Income from continuing operations                               $      0.26   $       0.30    $      0.48    $      0.60
                                                                  ============= =============   ============   ============
  Discontinued operations                                         $         -   $      (1.06)   $         -    $     (1.77)
                                                                  ============= =============   ============   ============
  Net income (loss) to common shareholders                        $      0.26   $      (0.76)   $      0.48    $     (1.17)
                                                                  ============= =============   ============   ============
  Weighted average shares outstanding                              18,390,518     18,322,513     18,364,052     18,319,757

Diluted earnings (loss) per average common share:
  Income from continuing operations                               $      0.25   $       0.29    $      0.47    $      0.59
                                                                  ============= =============   ============   ============
  Discontinued operations                                         $         -   $      (1.05)   $         -    $     (1.75)
                                                                  ============= =============   ============   ============
  Net income (loss) to common shareholders                        $      0.25   $      (0.76)   $      0.47    $     (1.16)
                                                                  ============= =============   ============   ============
Weighted average shares and common stock
  equivalents outstanding                                          19,064,792     18,505,371     18,998,854     18,463,554

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       June 30,     December 31,
                                                         1998           1997
                                                      -----------   -----------
ASSETS
  Current assets:
    Cash and temporary cash investments               $     9,466   $    14,017
    Accounts receivable, net of reserve for
     doubtful accounts of $1,670 at June 30,
     1998 and $1,098 at December 31, 1997                  27,586        23,824
    Unbilled revenues                                      12,353        11,015
    Material and supply inventory, at average
     cost                                                  10,518         8,000
    Accounts receivable from related parties                  521         3,743
    Other current assets                                    3,963         5,671
    Deferred income taxes                                   6,647         5,170
                                                      -----------   -----------
Total current assets                                       71,054        71,440
Property, plant and equipment, net of accumulated
 depreciation of $237,141 at June 30, 1998 and
 $223,051 at December 31, 1997                            314,072       287,956
Investments                                                 8,859         8,815
Deferred charges and other assets                           7,705         5,456
                                                      -----------   -----------
Total assets                                          $   401,690   $   373,667
                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                $     9,010   $     9,010
  Accounts payable                                         29,656        24,738
  Accounts payable to related parties                       3,031         7,944
  Advance billings and customer deposits                    3,359         3,540
  Accrued taxes                                             1,927         1,498
  Accrued interest                                            580           638
  Accrued operating taxes                                   4,110         4,110
  Other current liabilities                                26,391        23,980
                                                      -----------   -----------
Total current liabilities                                  78,064        75,458
Long-term debt                                            182,343       167,347
Deferred income taxes and investment tax credits           42,113        42,086
Other deferred credits                                      8,638         8,328
Redeemable preferred stock                                 43,341        42,517
Commitments and contingencies
Common shareholders' equity:
  Common stock                                             22,380        22,377
  Additional paid-in capital                              149,904       151,041
  Retained earnings                                        11,970         3,750
  Treasury stock at cost, 3,988,652 shares at
    June 30, 1998 and 4,048,218 shares at
      December 31, 1997                                  (137,063)     (139,237)
                                                      -----------   -----------
Total common shareholders' equity                          47,191        37,931
                                                      -----------   -----------
Total liabilities and shareholders' equity            $   401,690   $   373,667
                                                      ===========   ===========

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                           1998          1997
                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $    24,545   $   34,977
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant & equipment                (43,552)     (61,093)
  Sales and maturities of short-term investments                -       42,934
  Acquisitions                                                  -      (30,475)
  Proceeds from the sale of partnership interest                -        1,900
  Other                                                       810        1,103
                                                      -----------   -----------
  Net cash used in investing activities                   (42,742)     (45,631)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                               19,500            -
  Redemption of long-term debt                             (4,505)      (5,872)
  Preferred dividend                                       (1,950)      (1,300)
  Proceeds from exercise of stock options                     601          128
                                                      -----------   -----------
  Net cash provided by (used in) financing activities      13,646       (7,044)
                                                      -----------   -----------
  Net (decrease) in cash and
    temporary cash investments                             (4,551)     (17,698)
                                                      -----------   -----------
Cash and temporary cash at beginning of year:
    Continuing operations                                  14,017       11,004
    Discontinued operations                                     -       65,136
                                                      -----------   -----------
Total cash and temporary cash investments
  at beginning of year                                     14,017       76,140
                                                      -----------   -----------
Cash and temporary cash investments at June 30,
  Continuing operations                                     9,466       13,776
  Discontinued operations                                       -       44,666
                                                      -----------   -----------
Total cash and temporary cash investments at
   June 30,                                           $     9,466   $   58,442
                                                      ===========   ===========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest (net of amounts capitalized)               $     6,192   $   11,646
                                                      ===========   ===========
  Income taxes                                        $     6,275   $    4,307
                                                      ===========   ===========

Supplemental Schedule of Noncash Financing and Investing Activities:

  Accretion in the carrying value of redeemable preferred stock charged to retained earnings was $825 for each of the six months ended June 30, 1998 and 1997.

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Data)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form
10-K for the fiscal year ended December 31, 1997, together with any amendment thereto.

2. On September 30, 1997, C-TEC Corporation ("C-TEC") distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan")(the "Distribution").

In accordance with Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations, including prior periods, to reflect RCN and Cable Michigan as discontinued operations.

In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). CTE consists of Commonwealth Telephone Company ("CT"), the nation's eleventh largest independent local exchange carrier, CTSI, Inc. ("CTSI"), a competitive local exchange carrier and other operations which include Commonwealth Communications ("CC"), an engineering services business, epix (R) ("epix"), an Internet services business, and Commonwealth Long Distance ("CLD"), a reseller of long-distance services.

3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At June 30, 1998, CTE has approximately 1,474,000 options outstanding at exercise prices ranging from $8.73 to $27.00. During the first six months of 1998, approximately 542,000 options were granted, approximately 60,000 options were exercised yielding cash proceeds of $601 and approximately 16,000 options were canceled.

5. On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock, Series A and Preferred Stock, Series B, filed an action against the Company, RCN and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that the Company's distribution of the common stock of RCN and Cable Michigan in connection with the Distribution constituted a fraudulent conveyance. The plaintiffs further allege breaches of contract and fiduciary duties in connection with the Distribution. On
December 1, 1997, the complaint was amended to allege the Company's distribution of the Common Stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa. C.S. 1551(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting the action vigorously. On January 9, 1998, the defendants, including RCN filed a Motion to Dismiss, or in the Alternative, for Summary Judgement (the "Motion"). Response and Reply Briefs have also been filed. The Court advised the parties that a special hearing has been tentatively scheduled for August 31, 1998.

6. Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the year.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the quarters and six months ended June 30, 1998 and 1997, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                     Quarter Ended June 30,        Six Months Ended June 30,
                                                  -----------------------------   ----------------------------
                                                      1998             1997           1998              1997
                                                  ------------    -------------    -------------    ------------
Income from continuing operations                 $     5,961     $       6,525    $      11,027    $     13,071
Preferred stock dividends                                 650               650            1,300           1,300
                                                  ------------    -------------    -------------    ------------
   Subtotal                                             5,311             5,875            9,727          11,771
   Accretion of preferred stock                           413               413              825             825
                                                  ------------    -------------    -------------    ------------
   Total                                          $     4,898     $       5,462    $       8,902    $     10,946
                                                  ============    =============    =============    ============

Basic earnings per average common share:
  Weighted average shares outstanding              18,390,518        18,322,513       18,364,052      18,319,757
                                                  ============    =============    =============    ============
  Income per average common share                 $      0.26     $        0.30    $        0.48    $       0.60
                                                  ============    =============    =============    ============

Diluted earnings per average common share:
  Weighted average shares outstanding              18,390,518        18,322,513       18,364,052      18,319,757
  Dilutive shares resulting from stock options
  Redeemable preferred stock (1)                      674,274           182,858          634,802         143,797
                                                  -----------     -------------    -------------    ------------
Weighted average shares and common stock
 equivalents outstanding                           19,064,792        18,505,371       18,998,854      18,463,554
                                                  ============    =============    =============    ============
  Income per average common share                 $      0.25     $        0.29     $       0.47    $       0.59
                                                  ============    =============    =============    ============

(1) In 1998 and 1997 the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

7. The Company's contract with the Communications Workers of America expired on November 30, 1997. Currently, the Company and the union ("CWA") are working under the terms of the old contract. At June 30, 1998, approximately 44% of the CTE workforce was covered under collective bargaining agreements by CWA. The Company has developed a contingency plan in the event of a strike and does not expect a strike will impact the Company's operations or financial results. There are no new negotiation sessions scheduled at this time.

8. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

9. On July 27, 1998, the Company filed a "Shelf" Registration Statement with the Securities and Exchange Commission which will allow it to offer up to $200,000 of newly issued Subordinated Debt Securities, Preferred Stock and/ or Common Stock from time to time. The securities to be offered may be offered in one or more series and in amounts, at prices and on terms to be determined at or prior to the time of sale. Specific terms of the securities will be set forth in a prospectus supplement relating to a particular issue of securities.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor offers be accepted prior to the time the registration statement becomes effective.

This SEC filing shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

10. In the second quarter of 1998, the Company borrowed $19,500 against its revolving credit facility primarily to fund CTSI's expansion. The Company has outstanding borrowings of $94,500 against this revolving credit facility at June 30, 1998.

11. Certain reclassifications have been made to 1997 to conform with the 1998 reporting format.

12. In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This Statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

Item 2:   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                (Thousands of dollars except per share data)

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

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997, together with any amendment thereto.

The Company's operating income before depreciation, amortization and management fees ("EBITDA") was $22,329 for the three months ended June 30, 1998 as compared to $20,506 for the three months ended June 30, 1997. Higher costs associated with the expansion of CTSI were offset by higher EBITDA from CT of $1,744.
Sales increased 14.7% and were $55,679 and $48,553 for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily due to higher sales at CT of $2,947, and CTSI of $4,171. Income from continuing operations was $5,961 and $6,525 for the three months ended June 30, 1998 and 1997, respectively. This decrease reflects higher interest and depreciation expense, partially offset by lower income tax expense and the increased EBITDA discussed above. Net income to common shareholders was $4,862 or $.25 per diluted average common share for the three months ended June 30, 1998 as compared to net loss to common shareholders of ($14,022) or ($.76) per diluted average common share for the three months ended June 30, 1997. Net income to common shareholders for the three months ended June 30, 1997 includes a loss from discontinued operations of ($19,484) or ($1.05) per diluted average common share.

For the six months ended June 30, 1998 the Company's EBITDA was $43,686 as compared to $40,645 for the same period in 1997. Sales increased 14.7% and were $108,914 and $94,966 for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to higher sales at CT of $5,743, CTSI of $7,767, and Other Operations of $438. Income from continuing operations was $11,027 and $13,071 for the six months ended June 30, 1998 and 1997, respectively. This decrease reflects higher interest and depreciation expense, partially offset by lower income tax expense and the increased EBITDA discussed above. Net income to common shareholders was $8,871 or $.47 per diluted average common share for the six months ended June 30, 1998 as compared to net loss to common shareholders of ($21,423) or ($1.16) per diluted average common share for the six months ended June 30, 1997. Net income to common shareholders for the six months ended June 30, 1997 includes a loss from discontinued operations of ($32,369) or ($1.75) per diluted average common share.

Selected data by business segment was as follows:

Sales

                           Quarter ended June 30,   Six months ended June 30,
                            1998           1997       1998            1997
                           -------       -------    --------         -------
CT                         $38,470       $35,523    $ 76,334         $70,591
CTSI                         4,989           818       8,879           1,112
Other                       12,220        12,212      23,701          23,263
                           -------       -------    --------         -------
Total                      $55,679       $48,553    $108,914         $94,966
                           =======       =======    ========         =======

Operating income (loss) before depreciation, amortization and management fees

                           Quarter ended June 30,  Six months ended June 30,

                            1998         1997       1998       1997
                            ----         ----       ----       ----
CT                         $23,731     $21,987    $46,547     $42,974
CTSI                        (2,236)     (2,292)    (4,551)     (3,488)
Other                          834         811      1,690       1,159
                           -------     -------    -------     -------
Total                      $22,329     $20,506    $43,686     $40,645
                           =======     =======    =======     =======

                                  June 30,
Operating Data              1998           1997        % change
CT access lines            267,542        248,834         7.5%
CTSI access lines*          29,169          4,796       508.2%

* Excludes customer circuits in service ("VGEs") of 9,312 and 3,624 for the quarters ended June 30, 1998 and 1997, respectively. VGEs are another measure of network utilization.


Commonwealth Telephone Company ("CT")

Sales were $38,470 and $35,523 for the quarters ended June 30, 1998 and 1997, respectively. The increase of $2,947 or 8.3% is primarily due to higher access and local service revenue of $3,356 resulting from an increase in access lines of 18,708 or 7.5%. The growth in access lines reflects CT's success in promoting residential second line sales throughout its territory. The increase in access and local service revenue includes interstate access revenue which increased $1,048 resulting from the growth in access lines and minutes of use and state access revenue which increased $276 due to an increase in intraLATA minutes partially offset by a decrease in the average rate per minute.

CT sales increased $5,743 or 8.1% for the six months ended June 30, 1998, and were $76,334 and $70,591 for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily due to higher access and local service revenue as a result of the increase in residential second lines. Interstate access revenue increased $2,247 as a result of the growth in access lines and access minutes. State access revenue increased by $819 due to an increase in IntraLATA minutes, partially offset by a decrease in the average rate per minute.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended June 30, 1998 were $14,739 as compared to $13,536 for the quarter ended June 30, 1997. Contributing to the increase of $1,203 or 8.9% is an increase in payroll and benefits resulting from installation costs for second line sales, annual salary increases and additional customer service positions and outside technicians. Employees per 1,000 access lines were 2.4 as compared to 2.4 for the same period last year.

Operating expenses excluding depreciation, amortization and management fees for the six months ended June 30, 1998 were $29,787 as compared to $27,617 for the six months ended June 30, 1997. Contributing to the increase of $2,170 or 7.9% is an increase in payroll and benefits resulting from installation costs for second line sales, annual salary increases and additional customer service positions and outside technicians.

CTSI, Inc. ("CTSI")

CTSI revenues were $4,989 for the quarter ended June 30, 1998 as compared to $818 for the same period in 1997. The increase of $4,171 represents an increase in local, toll and access revenues as a result of the continued penetration into the current CTSI markets, including Northeastern, Harrisburg, and Central Pennsylvania, and most recently, the Southern Upstate New York market. CTSI had 29,169 and 4,796 installed access lines for the quarter ended June 30, 1998 and 1997, respectively.

CTSI revenues were $8,879 for the six months ended June 30, 1998 and $1,112 for the same period of 1997. The increase of $7,767 is due to the first quarter 1998 expansion into the Southern Upstate New York market and the continued penetration in the Northeastern, Harrisburg, and Central Pennsylvania markets.

Operating expenses, excluding depreciation and amortization and management fees were $7,225 and $3,110 for the quarters ended June 30, 1998 and 1997, respectively. This increase of $4,115 is primarily due to the penetration into the four markets noted above. These expenses represent payroll and benefits associated with sales, operations, and support staff, circuit rental expense, leased loop charges, MIS expenses, and terminating access from ILECs.

Operating expenses excluding depreciation, amortization, and management fees were $13,430 and $4,600 for the six months ended June 30, 1998 and 1997, respectively. The increase of $8,830 is due to the expansion in the first quarter of 1998 into the Central Pennsylvania and Southern Upstate New York markets and the increased penetration into the Northeastern and Harrisburg Pennsylvania markets. These expenses represent payroll and benefits associated with sales, operations, and support staff, building rental expense, circuit rental expense, leased loop charges, MIS expenses, and terminating access from ILECs.

Other

Other sales were $12,220 and $12,212 for the quarters ended June 30, 1998 and 1997, respectively. The increase of $8 is primarily due to increased epix (R) ("epix") sales of $859 or 63.1%. This increase in sales reflects the continued demand for high-speed Internet access and website development and hosting services. Commonwealth Communications ("CC") revenue increased $264 as a result of an increase in non-recurring revenues from premises distribution system contracts, partially offset by a decline in business system upgrade contracts. Commonwealth Long Distance ("CLD") revenue decreased $1,115 primarily as residential customers switched to alternate long distance providers due to CLD's above industry rates. The Company expects this trend to continue.

For the six-month period ended June 30, 1998, Other sales were $23,701 as compared to $23,263 for the same period of 1997. The increase of $438 is a result of increased epix sales of $1,767 or 68.6%, CC sales of $524, partially offset by an expected decline in CLD sales of $1,853.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,386 and $11,401 for the quarters ended June 30, 1998 and 1997, respectively. The decrease of $15 represents lower costs of CLD due in part to lower sales offset by increased costs, primarily payroll and benefits, advertising and transport costs associated with the growth of epix and increased costs of goods sold for CC associated with higher sales.

Other costs and expenses, excluding depreciation, amortization and management fees were $22,011 and $22,104 for the six months ended June 30, 1998 and 1997, respectively. The decrease of $93 represents lower costs of CLD due in part to lower sales offset by increased costs, primarily payroll and benefits, advertising and transport costs associated with the growth of epix and increased costs of CC associated with higher sales.


Depreciation and amortization

Depreciation and amortization increased $1,419 or 18.8% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Depreciation and amortization increased $2,780 or 18.8% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increases for both the quarterly and six-month periods are due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1997 and 1998.


Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $3,122 and $2,054 for the quarters ended June 30, 1998 and 1997, respectively, and $6,202 and $4,133 for the six months ended June 30, 1998 and 1997, respectively. The increases for both the quarterly and six-month periods are primarily due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility. These proceeds were used to fund an equity contribution to RCN prior to the Distribution and are partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives. In the second quarter 1998, CTE borrowed $19,500 against this credit facility primarily to fund CTSI's expansion.


Income taxes

The Company's effective income tax rates for continuing operations were 42.2% and 42.5% for the quarters ended June 30, 1998 and 1997, respectively. The Company's effective income tax rates for continuing operations were 42.7% and 41.4% for the six months ended June 30, 1998 and 1997, respectively.

The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1998 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.


Regulation

CT, in providing telecommunications services in the Commonwealth of Pennsylvania, is subject to regulation by the Pennsylvania PUC. CT submitted its Plan to the Pennsylvania PUC pursuant to a state law whereby local exchange carriers may agree to enhance their network's bandwidth capability in exchange for lessened regulatory oversight. On February 19, 1997, the Pennsylvania PUC approved CT's Plan, which provides CT with authority to (i) increase its basic service rates based on the rate of inflation minus 2.0 percent beginning in 1999, subject to certain limitations; (ii) implement revenue-neutral rate rebalancing; and (iii) adjust rates to compensate for exogenous events such as jurisdictional cost shifts or legislative mandates. CT agreed to maintain current price levels in the aggregate for basic or non-competitive services for two years, but maintained the right to rebalance rates for such services, including dialtone, intraLATA toll and access rates, immediately, subject to approval of the Pennsylvania PUC. On March 26, 1998, the Pennsylvania PUC approved CT's rate rebalancing plan, which, among other things, raised basic service rates on April 1, 1998 for primary lines by $2.45. The Company does not expect the rate rebalancing to have an impact on margins.

Liquidity and capital resources

                                                  June 30,      December 31,
                                                   1998            1997
Cash and temporary cash investments             $    9,466      $  14,017
Working capital                                 $   (7,010)     $  (4,018)
Long-term debt (including current maturities)   $  191,353      $ 176,357

                                                   Six months ended June 30,
                                                   1998              1997
Net cash provided by operating activities       $  24,545          $ 34,977
Investing activities:
Additions to property, plant and equipment      $  43,552          $ 61,093

Cash and temporary cash investments was $9,466 at June 30, 1998 as compared to $14,017 at December 31, 1997. The Company's working capital ratio for continuing operations was 0.91 to 1 at June 30, 1998 as compared to 0.95 to 1 at December 31, 1997.

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $9,466 and $30,500 of availability under its revolving credit facility. The Company presently intends to judge the success of its initial rollout of the CTSI business in deciding whether to undertake additional capital expenditures to further expand the network to additional areas. The Company expects that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction, and development of additional networks and services. The Company plans on funding current expansion plans through internally generated funds from operations. Sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

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

For the six months ended June 30, 1998, the Company's net cash provided by operating activities was $24,545 comprised primarily of net income of $10,996 adjusted by non-cash depreciation and amortization of $17,543, other non-cash items ($2,640) and working capital changes of $176. Net cash used in investing activities of $42,742 consisted primarily of additions to property, plant and equipment of $43,552. Net cash provided by financing activities of $13,646 consisted primarily of borrowings of $19,500 on the revolving credit facility, and proceeds from exercise of stock options of $601 partially offset by redemption of long-term debt of $4,505 and preferred dividends of $1,950.

On July 27, 1998, the Company filed a "Shelf" Registration Statement with the Securities and Exchange Commission which will allow it to offer up to $200,000 of newly issued Subordinated Debt Securities, Preferred Stock and/or Common Stock from time to time. The securities to be offered may be offered in one or more series and in amounts, at prices and on terms to be determined at or prior to the time of sale. Specific terms of the securities will be set forth in a prospectus supplement relating to a particular issue of securities.

The Shelf Registration will provide CTE with access to the capital markets from time to time, subject to market conditions. CTE intends to use any proceeds resulting from issuances under the registration statement to finance capital expenditures, for general corporate purposes and for specific financing needs that may arise from time to time including the repayment of scheduled maturities of long-term debt.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor offers be accepted prior to the time the registration statement becomes effective.

This SEC filing shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Item 1.  Legal Proceedings

         The information required under Item 1 of Part II is included in Note 5 to the financial statements set forth in Part I hereof and is specifically incorporated herein by reference thereto.


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


Date:  August 14, 1998                  Commonwealth Telephone Enterprises, Inc.


                                        /s/ Bruce Godfrey
                                        ----------------------------
                                        Bruce C. Godfrey
                                        Executive Vice President and
                                        Chief Financial Officer