Form 10-K405/A
period 1997-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-09-22
CIK 310433

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

                                            Commonwealth Telephone Enterprises,
                                            Inc.

Date:  September 21, 1998                   By /s/ David C. McCourt
                                              ---------------------
                                              David C. McCourt
                                            Chairman and Chief Executive Officer


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

Signature                                Title                    Date
---------                                -----                    ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ DAVID C. MCCOURT           Chairman and Chief Executive   September 21, 1998
--------------------           Officer
David C. McCourt

/s/ MICHAEL I. GOTTDENKER      President and Chief Operating  September 21, 1998
-------------------------      Officer
Michael I. Gottdenker

/s/ BRUCE C. GODFREY           Executive Vice President and   September 21, 1998
--------------------           Chief Financial Officer
Bruce C. Godfrey

/s/ RALPH S. HROMISIN          Vice President and Chief       September 21, 1998
---------------------          Accounting Officer
Ralph S. Hromisin

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
                                                             ========       ========      ========


Operating income before depreciation and amortization is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. Operating income before depreciation and amortization is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with U.S. GAAP. Operating income before depreciation and amortization is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

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

                                                     -----------------------------------------------------
                                                                            Common
                                                     ------------------------------------------------------
                                                                               Common Stock
                                                                                of parent
                                                        Shares      Treasury     held by         Shares
                                                        Issued        Stock     subsidiary     Outstanding
                                                        ------        -----     ----------     -----------
Balance, December 31, 1994                            12,716,299     175,599                   12,540,700
    Net income
    Stock rights offering
    Conversions                                          124,855                                  124,855
    Issued (see Note 11)                                  85,465                                   85,465
    Common stock of parent acquired by subsidiary                               (85,465)          (85,465)
                                                     ------------------------------------------------------
Balance, December 31, 1995                            12,926,619     175,599    (85,465)       12,665,555
    Net income
    Preferred dividends
    Conversions                                          388,948                                  388,948
    Accretion of redeemable preferred stock
    Stock plan transactions                                          (29,000)                      29,000
    Other
    Common stock of parent held by subsidiary
         returned to treasury stock                                  128,198     85,465           (42,733)
                                                     ------------------------------------------------------
Balance, December 31, 1996                            13,315,567     274,797         -         13,040,770
    Net loss from 1/1/97 through 9/30/97
    Net Income from 10/1/97 through 12/31/97
    Preferred dividends
    Conversions                                        2,478,628                                2,478,628
    Stock plan transactions                                3,284     (11,228)                      14,512
    Accretion of redeemable preferred stock
    Adjustment for the distribution
    Other                                                 89,568                                   89,568
                                                     ------------------------------------------------------
Balance, December 31, 1997                            15,887,047     263,569         -         15,623,478
                                                     ======================================================
                                                     ------------------------------------------------------
                                                                           Class B
                                                     ------------------------------------------------------
                                                                               Common Stock
                                                                                of parent
                                                        Shares      Treasury     held by         Shares
                                                        Issued        Stock     subsidiary     Outstanding
                                                        ------        -----     ----------     -----------
Balance, December 31, 1994                           5,832,374      202,243                     5,630,131
    Net income
    Stock rights offering
    Conversions                                       (124,855)                                  (124,855)
    Issued (see Note 11)                              2,388,271                                 2,388,271
    Common stock of parent acquired by subsidiary                               (2,388,271)    (2,388,271)
                                                     ------------------------------------------------------
Balance, December 31, 1995                            8,095,790     202,243     (2,388,271)     5,505,276
    Net income
    Preferred dividends
    Conversions                                       (388,948)                                 (388,948)
    Accretion of redeemable preferred stock
    Stock plan transactions
    Other
    Common stock of parent held by subsidiary
         returned to treasury stock                                3,582,406     2,388,271     (1,194,135)
                                                     ------------------------------------------------------
Balance, December 31, 1996                            7,706,842    3,784,649            -       3,922,193
    Net loss from 1/1/97 through 9/30/97
    Net Income from 10/1/97 through 12/31/97
    Preferred dividends
    Conversions                                      (2,478,628)                               (2,478,628)
    Stock plan transactions
    Accretion of redeemable preferred stock
    Adjustment for the distribution
    Other                                             1,261,550                                 1,261,550
                                                     ------------------------------------------------------
Balance, December 31, 1997                            6,489,764    3,784,649            -       2,705,115
                                                     ======================================================

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

Revenue from local telephone, internet access and long distance telephone services is earned and recorded when the services are provided.

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

Contingent consideration of $15,000 was payable in cash and was to be based upon the number of net eligible subscribers, as defined, in excess of 16,563 delivered to the Company by the original seller of the 80.1% interest in Freedom to Kiewit Telecom Holdings. The contingent consideration is not included in the acquisition cost above but is recorded when and if the future delivery of subscribers occurs. In addition, the Company paid $922 to Kiewit Telecom Holdings, Inc. which represents an amount to compensate for foregone interest on the amount invested by Kiewit Telecom Holdings, Inc. in Freedom. This amount has been charged to operations.

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

Information relating to CTE stock options is as follows:

                                                             Weighted Average
                                    Number of Shares           Exercise Price
                                    ----------------           --------------

Outstanding December 31, 1994                477,375                   $ 9.38
Granted                                      419,000                   $ 9.19
Exercised
Canceled                                     (93,333)                  $ 9.24
                                           ---------                ---------
Outstanding December 31, 1995                803,042                   $ 9.30
Granted                                       63,333                   $10.92
Exercised                                    (19,333)                  $10.77
Canceled                                     (90,667)                  $11.05
                                           ---------                ---------
Outstanding December 31, 1996                756,375                   $ 9.38
Granted                                      261,479                   $11.05
Exercised                                     (9,000)                  $13.64
Canceled                                      (1,000)                  $11.10
                                           ---------
Outstanding December 31, 1997              1,007,854                   $ 9.77
                                           =========
Shares Exercisable December 31, 1995          94,733                   $ 9.38
Shares Exercisable December 31, 1996         232,467                   $ 9.32
Shares Exercisable December 31, 1997         408,873                   $ 9.35
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

The weighted-average grant date fair value of options is as follows: $4.64 for 1997, $4.31 for 1996 and $3.80 for 1995.

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

Following the crediting of each share unit to a participant's account, the Company will issue a matching share of Common Stock in the participant's name. Each matching share is subject to forfeiture as provided in the ESPP. Matching shares, unless forfeited, have voting and dividend rights. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow.

The Board has the power to amend or terminate the ESPP at any time, and to freeze or suspend contributions to the ESPP. Amounts contributed under the ESPP will be subject to the claims of the Company's creditors and creditors of certain affiliates of the Company.

At December 31, 1997, there were approximately 34,300 ESPP shares arising from participants' contributions and approximately 35,200 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 1997, deferred compensation cost relating to matching shares was $57. Expense recognized in 1997 and 1996 was $22 and $10, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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