Form 10-Q/A
period 1998-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-09-22
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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


Date: September 21, 1998          Commonwealth Telephone Enterprises, Inc.


                                        /s/ Bruce Godfrey
                                        -----------------
                                        Bruce C. Godfrey
                                        Executive Vice President and
                                        Chief Financial Officer