Form 10-Q
period 1998-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1998-11-16
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 1998

                                       OR

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 1998.

Common Stock                    15,936,037
Class B Common Stock             2,460,355

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of
                  Operations-Quarters and Nine Months Ended
                  September 30, 1998 and 1997

                  Condensed Consolidated Balance Sheets-
                  September 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 1998 and 1997

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
                                   (Unaudited)

                                                                          Quarter Ended                  Nine Months Ended
                                                                          September 30,                     September 30,
                                                               -------------------------------     -------------------------------
                                                                   1998              1997              1998              1997
                                                               ------------      -------------     ------------      -------------
Sales                                                          $     57,748      $     50,359      $    166,662      $    145,325
Costs and expenses, excluding
       management fees and depreciation
       and amortization                                              35,234            29,310           100,462            83,631
Management fees                                                       2,021             3,008             5,834             6,488
Depreciation and amortization                                         9,780             8,051            27,323            22,814

Operating income                                                     10,713             9,990            33,043            32,392
Interest and dividend income                                            640               859             2,295             2,625
Interest expense                                                     (3,370)           (2,523)           (9,572)           (6,656)
Other income, net                                                       (15)              (38)              272             1,008

Income from continuing operations before
     income taxes                                                     7,968             8,288            26,038            29,369
Provision for income taxes                                            3,748             3,465            11,981            12,696

Income from continuing operations before
     equity in unconsolidated entities                                4,220             4,823            14,057            16,673
Equity in income of unconsolidated entities                             243               138             1,433             1,359

Income from continuing operations                                     4,463             4,961            15,490            18,032
Income (loss) from discontinued operations                                5            (3,790)              (26)          (36,159)

Net income (loss)                                                     4,468             1,171            15,464           (18,127)
Preferred stock dividend and accretion requirements                   1,062             1,062             3,187             3,187

Net income (loss) to common shareholders                       $      3,406      $        109      $     12,277      $    (21,314)
                                                               ============      ============      ============      ============
Basic earnings (loss) per average common share:
     Income from continuing operations                         $       0.15      $       0.17      $       0.56      $       0.67
                                                               ============      ============      ============      ============
     Discontinued operations                                   $         --      $      (0.17)     $         --      $      (1.64)
                                                               ============      ============      ============      ============
     Net income (loss) to common shareholders                  $       0.15      $         --      $       0.56      $      (0.97)
                                                               ============      ============      ============      ============
     Weighted average shares outstanding                         22,071,524        22,001,656        22,052,284        21,999,477

Diluted earnings (loss) per average common share:
     Income from continuing operations                         $       0.15      $       0.17      $       0.54      $       0.67
                                                               ============      ============      ============      ============
     Discontinued operations                                   $         --      $      (0.17)     $         --      $      (1.63)
                                                               ============      ============      ============      ============
     Net income (loss) to common shareholders                  $       0.15      $         --      $       0.54      $      (0.96)
                                                               ============      ============      ============      ============
Weighted average shares and common stock
     equivalents outstanding                                     22,624,170        22,387,696        22,659,701        22,243,656

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             September 30,          December 31,
                                                                                 1998                   1997
                                                                             -------------          ------------
ASSETS
     Current assets:
     Cash and temporary cash investments                                      $   5,528               $  14,017
     Accounts receivable, net of reserve
       for doubtful accounts of $1,825 at
       September 30, 1998 and $1,098 at
       December 31, 1997                                                         31,157                  23,824
     Unbilled revenues                                                           11,367                  11,015
     Material and supply inventory, at average
       cost                                                                      10,378                   8,000
     Accounts receivable from related parties                                       427                   3,743
     Other current assets                                                         4,094                   5,671
     Deferred income taxes                                                        7,353                   5,170

Total current assets                                                             70,304                  71,440
Property, plant and equipment, net of accumulated
     depreciation of $242,122 at September 30, 1998 and
     $223,051 at December 31, 1997                                              320,850                 287,956
Investments                                                                       9,689                   8,815
Deferred charges and other assets                                                 8,741                   5,456

Total assets                                                                  $ 409,584               $ 373,667
                                                                              =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                     $   9,010               $   9,010
     Accounts payable                                                            24,408                  24,738
     Accounts payable to related parties                                          1,361                   7,944
     Advance billings and customer deposits                                       3,992                   3,540
     Accrued taxes                                                                1,004                   1,498
     Accrued interest                                                               566                     638
     Accrued operating taxes                                                      4,110                   4,110
     Other current liabilities                                                   26,909                  23,980

Total current liabilities                                                        71,360                  75,458
Long-term debt                                                                  191,090                 167,347
Deferred income taxes and investment tax credits                                 43,244                  42,086
Other deferred credits                                                            8,977                   8,328
Redeemable preferred stock                                                       43,754                  42,517
Commitments and contingencies
Common shareholders' equity:
     Common stock                                                                22,380                  22,377
     Additional paid-in capital                                                 149,633                 151,041
     Retained earnings                                                           16,027                   3,750
     Treasury stock at cost, 3,983,650 shares at
       September 30, 1998 and 4,048,218 shares at
       December 31, 1997                                                       (136,881)               (139,237)

Total common shareholders' equity                                                51,159                  37,931

Total liabilities and shareholders' equity                                    $ 409,584               $ 373,667
                                                                              =========               =========

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                -----------------------------
                                                                                   1998               1997
                                                                                ---------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  28,992          $  45,272

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant & equipment                                     (59,738)          (104,282)
     Sales and maturities of short-term investments                                    --             46,935
     Acquisitions                                                                      --            (30,490)
     Proceeds from the sale of partnership interest                                    --              1,900
     Proceeds from the sale of Florida cable operations                                --              3,496
     Other                                                                            (48)            (1,118)

     Net cash used in investing activities                                        (59,786)           (83,559)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt                                                    30,500            325,000
     Redemption of long-term debt                                                  (6,757)          (155,437)
     Preferred dividend                                                            (1,950)            (1,950)
     Proceeds from exercise of stock options                                          652                128
     Cash contribution from joint venture partner                                      --              4,116
     Distribution of cash for discontinued entities                                    --           (191,335)
     Other                                                                           (140)                --

     Net cash provided by (used in) financing
       activities                                                                  22,305            (19,478)

     Net (decrease) in cash and
       temporary cash investments                                                  (8,489)           (57,765)

Cash and temporary cash at beginning of year:
     Continuing operations                                                         14,017             11,004
     Discontinued operations                                                           --             65,136

Total cash and temporary cash investments
     at beginning of year                                                          14,017             76,140

Cash and temporary cash investments at September 30,
     Continuing operations                                                          5,528             18,375
     Discontinued operations                                                           --                 --

Total cash and temporary cash investments at
     September 30,                                                              $   5,528          $  18,375
                                                                                =========          =========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
     Interest (net of amounts capitalized)                                      $   9,542          $  30,737
                                                                                =========          =========
     Income taxes                                                               $  13,597          $   8,308
                                                                                =========          =========

Supplemental Schedule of Noncash Financing and Investing Activities:

     Accretion in the carrying value of redeemable preferred stock charged to retained earnings was $1,237 for each of the nine months ended September 30, 1998 and 1997.

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

In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). CTE consists of Commonwealth Telephone Company ("CT"), the nation's tenth largest independent local exchange carrier, CTSI, Inc., ("CTSI"), a competitive local exchange carrier and other operations which include Commonwealth Communications ("CC"), an engineering services business, epix (R) ("epix"), an Internet services business, and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At September 30, 1998, CTE has approximately 1,402,000 options outstanding at exercise prices ranging from $8.73 to $27.00. During the first nine months of 1998, approximately 542,000 options were granted, approximately 65,000 options were exercised yielding cash proceeds of $652 and approximately 83,000 options were canceled.

5. On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock, Series A and Preferred Stock, Series B, filed an action against the Company, RCN and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that the Company's distribution of the common stock of RCN and Cable Michigan in connection with the Distribution constituted a fraudulent conveyance. The plaintiffs further allege breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege the Company's distribution of the Common Stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa. C.S. 1551(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting the action vigorously. On January 9, 1998, the defendants, including RCN filed a Motion to Dismiss, or in the Alternative, for Summary Judgment (the "Motion"). Response and Reply Briefs have also been filed. Oral argument on the motion was held on September 15, 1998. As a result, two counts of the complaint were dismissed. The Company's answer was subsequently filed. Settlement discussions are currently in process. The Company can give no assurance that these discussions will be successful in settling this complaint.

6. Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the year.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the quarters and nine months ended September 30, 1998 and 1997, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

In accordance with Statement of Financial Accounting Standards No. 128-"Earnings per Share," the number of weighted average common shares outstanding have been restated for all periods presented to include the effects of the September, 1998 Stock Rights Offering issuance of 3,678,612 shares of Common Stock. See Note 10.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                                           Quarter ended                     Nine months ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------       -----------------------------
                                                                      1998              1997               1998              1997
                                                                   -----------       -----------       -----------       -----------
Income from continuing operations                                  $     4,463       $     4,961       $    15,490       $    18,032
Preferred stock dividends                                                  650               650             1,950             1,950
                                                                   -----------       -----------       -----------       -----------
     Subtotal                                                            3,813             4,311            13,540            16,082
     Accretion of preferred stock                                          412               412             1,237             1,237
                                                                   -----------       -----------       -----------       -----------
     Total                                                         $     3,401       $     3,899       $    12,303       $    14,845
                                                                   ===========       ===========       ===========       ===========

Basic earnings per average common share:
     Weighted average shares outstanding                            22,071,524        22,001,656        22,052,284        21,999,477
                                                                   ===========       ===========       ===========       ===========
     Income per average common share                               $      0.15       $      0.17       $      0.56       $      0.67
                                                                   ===========       ===========       ===========       ===========
Diluted earnings per average common share:
     Weighted average shares outstanding                            22,071,524        22,001,656        22,052,284        21,999,477
     Dilutive shares resulting from stock options
     Redeemable preferred stock (1)                                    552,646           386,040           607,417           244,179
                                                                   -----------       -----------       -----------       -----------
Weighted average shares and common stock
     equivalents outstanding                                        22,624,170        22,387,696        22,659,701        22,243,656
                                                                   ===========       ===========       ===========       ===========
     Income per average common share                               $      0.15       $      0.17       $      0.54       $      0.67
                                                                   ===========       ===========       ===========       ===========

(1) In 1998 and 1997 the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

7. The Company's contract with the Communications Workers of America ("CWA") which was set to expire on November 30, 1997, has been extended by joint agreement between the Company and the Union. As of September 30, 1998, approximately 40% of the CTE workforce was covered under collective bargaining agreements. The Company has developed a contingency plan in the event of a strike and does not expect a strike will impact the Company's operations or financial results. Negotiation sessions most recently occurred on November 9, 1998. The Union is currently reviewing the Company's latest offer and no new negotiation sessions have been scheduled.

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

9. On September 23, 1998, the Company's "shelf" Registration Statement, which will allow the Company to offer up to $200,000 of newly issued Subordinated Debt Securities, Preferred Stock, Common Stock, or Rights from time to time, was declared effective by the Securities and Exchange Commission ("SEC"). The securities to be offered may be offered in one or more series and in amounts, at prices and on terms to be determined at or prior to the time of sale. Specific terms of the securities will be set forth in a prospectus supplement relating to a particular issue of securities.

This SEC filing shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

10. On September 25, 1998 the Company commenced a Rights Offering of 3,678,612 shares of its Common Stock pursuant to the Registration Statement discussed under paragraph 9 above. The Rights Offering expired at 5:00 p.m. EST October 23, 1998. Shareholders of record at the close of business on September 25, 1998 received one transferable subscription right for every five shares of Common Stock or Class B Common Stock held. Rights holders were permitted to purchase one share of Common Stock for each right held at a subscription price of $21.25 per share. To the extent the rights were not exercised, holders exercising their rights were permitted to oversubscribe for the unpurchased shares at the same $21.25 per share price. The available shares were allocated to the holders exercising the oversubscription privilege pro rata based on the number of shares requested. Each holder exercising the oversubscription privilege received approximately 8% of the shares requested. Level 3 Telecom Holdings, Inc. which owned approximately 48% of the outstanding Common Stock and approximately 48% of the outstanding Class B Common Stock prior to the Rights Offering, exercised the 1,776,065 rights it received in respect of the shares it held. The net proceeds of the Rights Offering were approximately $77,000.

11. In the third quarter of 1998, the Company borrowed $11,000 against its revolving credit facility primarily to fund CTSI's expansion. The Company has outstanding borrowings of $105,500 against this revolving credit facility at September 30, 1998. On October 29 and 30, 1998 the Company used a portion of the gross proceeds from the Stock Rights Offering to reduce $77,000 of outstanding indebtedness on this credit facility.

12. Certain reclassifications have been made to 1997 to conform with the 1998 reporting format.

13. In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.


Item 2:    Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
                   (Thousands of dollars except per share data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulation and competition, statements made in relation to Year 2000 compliance, and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments, pending and future litigation, penetration, churn rates, availability of future financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997, together with any amendment thereto.

The Company's operating income before depreciation, amortization and management fees ("EBITDA") was $22,514 for the three months ended September 30, 1998 as compared to $21,049 for the three months ended September 30, 1997. The improvement in EBITDA was primarily the result of lower EBITDA losses at CTSI and higher EBITDA from CT. Sales increased 14.7% and were $57,748 and $50,359 for the three months ended September 30, 1998 and 1997, respectively. Contributing to the sales increase were higher sales of CT of $1,814, CTSI of $4,748 and Other of $827. The sales for the three months ended September 30, 1997 include a one-time favorable impact of a National Exchange Carrier Association revenue settlement (the "NECA settlement") of $763. Excluding the impact of the NECA settlement, the Company's sales for the three months ended September 30, 1997 were $49,596. On a normalized basis, the sales for the three months ended September 30, 1998 were $8,152 or 16.4% greater than the normalized sales for the same period in 1997.

Income from continuing operations was $4,463 and $4,961 for the three months ended September 30, 1998 and 1997, respectively. This decrease reflects higher interest, depreciation and income tax expense, partially offset by lower management fees and the increased EBITDA discussed above. Net income to common shareholders was $3,406 or $.15 per diluted average common share for the three months ended September 30, 1998 as compared to net income to common shareholders of $109 or $.00 per diluted average common share for the three months ended September 30, 1997. Net income to common shareholders for the three months ended September 30, 1997 includes a loss from discontinued operations of ($3,790) or ($.17) per diluted average common share. Excluding the favorable impact of the NECA settlement on 1997 net income of $446, net loss to common shareholders for the three months ended September 30, 1997 was ($337) or ($.02) per diluted average common share.

For the nine months ended September 30, 1998 the Company's EBITDA was $66,200 as compared to $61,694 for the same period in 1997. The increase in EBITDA is primarily due to increased sales of CT. Sales increased 14.7% and were $166,662 and $145,325 for the nine months ended September 30, 1998 and 1997, respectively. Contributing to the increase were higher sales of CT of $7,557, CTSI of $12,515 and Other Operations of $1,265. The sales for the nine months ended September 30, 1997 include a favorable one-time NECA settlement of $763. Excluding the impact of the NECA settlement, the Company's sales for the nine months ended September 30, 1997 were $144,562. On a normalized basis, the sales for the three months ended September 30, 1998 were $22,100 or 15.3% greater than the normalized sales for the same period in 1997.

Income from continuing operations was $15,490 and $18,032 for the nine months ended September 30, 1998 and 1997, respectively. This decrease reflects higher interest and depreciation expense, partially offset by lower income tax expense and the increased EBITDA discussed above. Net income to common shareholders was $12,277 or $.54 per diluted average common share for the nine months ended September 30, 1998 as compared to net loss to common shareholders of ($21,314) or ($.96) per diluted average common share for the nine months ended September 30, 1997. Net income to common shareholders for the nine months ended September 30, 1997 includes a loss from discontinued operations of ($36,159) or ($1.63) per diluted average common share. Excluding the favorable impact of the NECA settlement on 1997 net income of $446, net loss to common shareholders for the nine months ended September 30, 1997 was ($21,760) or ($.98) per diluted average common share.

Selected data by business segment was as follows:

Sales
                                Quarter ended              Nine months ended
                                September 30,                 September 30,
                           -----------------------       -----------------------
                             1998           1997           1998           1997
                           --------       --------       --------       --------

CT                         $ 39,166       $ 37,352       $115,500       $107,943
CTSI                          6,205          1,457         15,084          2,569
Other                        12,377         11,550         36,078         34,813
                           --------       --------       --------       --------
Total                      $ 57,748       $ 50,359       $166,662       $145,325
                           ========       ========       ========       ========

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

Operating income (loss) before depreciation and amortization

                                  Quarter ended                         Quarter ended
                                September 30, 1998                     September 30, 1997
                       -----------------------------------      -----------------------------------
                       CT        CTSI      Other     Total      CT        CTSI       Other    Total
                       --        ----      -----     -----      --        ----       -----    -----
EBITDA before
   management fees   $23,723   $(1,799)   $   590   $22,514   $23,115   $(3,287)   $ 1,221   $21,049

Management fees        1,371       217        433     2,021     2,315       318        375     3,008
                     -------   -------    -------   -------   -------   -------    -------   -------

EBITDA after
   management fees   $22,352   $(2,016)   $   157   $20,493   $20,800   $(3,605)   $   846   $18,041

                                  Nine months ended                   Nine months ended
                                  September 30, 1998                   September 30, 1997
                       -----------------------------------      -----------------------------------
                       CT        CTSI      Other     Total      CT        CTSI       Other    Total
                       --        ----      -----     -----      --        ----       -----    -----
EBITDA before
   management fees   $70,270   $(6,350)   $ 2,280   $66,200   $66,089   $(6,775)   $ 2,380   $61,694

Management fees        4,043       528      1,263     5,834     5,242       429        817     6,488
                     -------   -------    -------   -------   -------   -------    -------   -------

EBITDA after
   management fees   $66,227   $(6,878)   $ 1,017   $60,366   $60,847   $(7,204)   $ 1,563   $55,206


Operating Data
                                          September 30,
                                   ------------------------
                                    1998             1997            % change
                                   ------           -------          --------
CT access lines                   271,451           253,862            6.9%
CTSI access lines*                 35,933            10,347          247.3%

* Excludes customer circuits in service ("VGEs") of 11,208 and 4,392 for the quarters ended September 30, 1998 and 1997, respectively. VGEs are another measure of network utilization.


Commonwealth Telephone Company ("CT")

Sales were $39,166 and $37,352 for the quarters ended September 30, 1998 and 1997, respectively. The sales for the three months ended September 30, 1997 include a favorable one-time NECA settlement of $763. Excluding the impact of the NECA settlement, CT's sales for the three months ended September 30, 1997 were $36,589. On a normalized basis, the sales for the three months ended September 30, 1998 were $2,577 or 7% greater than the normalized sales for the same period in 1997. The sales increase is primarily due to higher access and local service revenue resulting from an increase in switched access lines by 17,589 or 6.9%.

The growth in switched access lines reflects CT's success in promoting second line sales throughout its territory. The increase in access revenue includes interstate access revenue which increased $586 resulting from the growth in access lines and minutes of use and state access revenue which increased $1,251 due to an increase in IntraLATA minutes. Local service revenue increased $529 as a result of the increase in switched access lines.

CT's sales were $115,500 and $107,943 for the nine months ended September 30, 1998, and 1997, respectively. Excluding the impact of the NECA settlement, CT's sales for the nine months ended September 30, 1997 were $107,180. On a normalized basis, the sales for the nine months ended September 30, 1998 were $8,320 or 7.8% greater than the normalized sales for the same period in 1997. Interstate access revenue increased $2,837 as a result of the growth in switched access lines and access minutes; State access revenue increased by $2,837 due to an increase in IntraLATA minutes. Local service revenue increased $1,368 as a result of the increase in switched access lines. As a result of increased penetration, primarily in Caller ID, vertical service revenue increased $1,021, or 30%.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended September 30, 1998 were $15,443 as compared to $14,237 for the quarter ended September 30, 1997. Contributing to the increase of $1,206 or 8.5% is an increase in payroll and benefits resulting from incentive plan payouts based on quarterly results, annual salary increases and new customer service and outside technician positions.

Operating expenses excluding depreciation, amortization and management fees for the nine months ended September 30, 1998 were $45,230 as compared to $41,854 for the nine months ended September 30, 1997. Contributing to the increase of $3,376 or 8.1% is an increase in payroll and benefits resulting from incentive plan payouts based on quarterly results, annual salary increases and new customer service and outside technician positions.


CTSI, Inc.  ("CTSI")

CTSI revenues were $6,205 for the quarter ended September 30, 1998 as compared to $1,457 for the same period in 1997. The increase of $4,748 represents an increase in local, toll and access revenues as a result of the continued penetration into the current CTSI markets, including Northeastern, Harrisburg and Central Pennsylvania, and most recently, the Southern Upstate New York market. At September 30, 1998, CTSI had 35,933 switched access lines installed versus 10,347 switched access lines installed at the quarter ended September 30, 1997. In the three and nine months ended September 30, 1998, CTSI added switched access lines of 6,764 and 17,915, respectively.

CTSI revenues were $15,084 for the nine months ended September 30, 1998 and $2,569 for the same period in 1997. The increase of $12,515 is primarily due to the increased penetration of customers and lines in the Northeastern, Harrisburg and Central Pennsylvania markets.

Operating expenses, excluding depreciation and amortization and management fees were $8,004 and $4,744 for the quarters ended September 30, 1998 and 1997, respectively. This increase of $3,260 is primarily due to the penetration into the three markets noted above and the first quarter, 1998 expansion into the Southern Upstate New York market. These expenses represent employee related costs associated with sales, operations, and support staff, building rental expense, leased loop charges, long distance expense and terminating access from ILECs.

Operating expenses excluding depreciation, amortization, and management fees were $21,434 and $9,344 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $12,090 is due to the expansion in the first quarter of 1998 into the Southern Upstate New York market and the increased penetration into the Northeastern and Harrisburg and Central Pennsylvania markets. These expenses represent employee related costs associated with sales, operations, and support staff, building rental expense, circuit rental expense, leased loop charges, long distance expense, MIS expenses, and terminating access from ILECs.


Other

Other sales were $12,377 and $11,550 for the quarters ended September 30, 1998 and 1997, respectively. The increase of $827 is primarily due to increased epix
(R) ("epix") sales of $914 or 61.7%. This increase in sales reflects the continued demand for high-speed Internet access and website development and hosting services. Commonwealth Communications ("CC") revenue increased $718 as a result of an increase in non-recurring revenues from premises distribution system and business system upgrade contracts, partially offset by a decline in data communication contracts. Commonwealth Long Distance Company ("CLD") revenue decreased $803 primarily as customers switched to alternate long distance providers due to CLD's above industry rates. The Company expects this trend to continue.

For the nine month period ended September 30, 1998, other sales were $36,078 as compared to $34,813 for the same period in 1997. The increase of $1,265 is a result of increased epix sales of $2,681 or 66.1%, CC sales of $1,242, partially offset by an expected decline in CLD sales of $2,656.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,787 and $10,329 for the quarters ended September 30, 1998 and 1997, respectively. The increase of $1,458 represents increased costs, primarily payroll and benefits, advertising and transport costs associated with the growth of epix and increased costs of goods sold for CC associated with higher sales, partially offset by lower costs of CLD due in part to lower sales.

Other costs and expenses, excluding depreciation, amortization and management fees were $33,798 and $32,433 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $1,365 represents increased costs, primarily payroll and benefits, advertising and transport costs associated with the growth of epix and increased costs of goods sold for CC associated with higher sales, partially offset by lower costs of CLD due in part to lower sales.


Depreciation and amortization

Depreciation and amortization increased $1,729 or 21.5% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Depreciation and amortization increased $4,509 or 19.8% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increases for both the quarterly and nine-month periods are due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1997 and 1998.


Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $3,370 and $2,523 for the quarters ended September 30, 1998 and 1997, respectively, and $9,572 and $6,656 for the nine months ended September 30, 1998 and 1997, respectively. The increases for both the quarterly and nine-month periods are primarily due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility, the proceeds of which were used to fund an equity contribution to RCN prior to the Distribution, second quarter 1998 borrowings of $19,500 against this credit facility to fund CTSI's expansion, partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives. In the third quarter 1998, CTE borrowed $11,000 against this credit facility primarily to fund CTSI's expansion.

Income taxes

The Company's effective income tax rates for continuing operations were 45.6% and 41.1% for the quarters ended September 30, 1998 and 1997, respectively. The Company's effective income tax rates for continuing operations were 43.6% and 41.3% for the nine months ended September 30, 1998 and 1997, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1998 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.


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


Liquidity and capital resources

                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------   ------------

Cash and temporary cash investments                  $   5,528      $  14,017
Working capital                                      $  (1,056)     $  (4,018)
Long-term debt (including current maturities)        $ 200,100      $ 176,357


                                                 Nine months ended September 30,
                                                       1998           1997
                                                     ---------      --------

Net cash provided by operating activities            $  28,992      $ 45,272
Investing activities:
Additions to property, plant and equipment           $  59,738      $104,282


Cash and temporary cash investments was $5,528 at September 30, 1998 as compared to $14,017 at December 31, 1997. The Company's working capital ratio for continuing operations was 0.99 to 1 at September 30, 1998 as compared to 0.95 to 1 at December 31, 1997.

For the nine months ended September 30, 1998, the Company's net cash provided by operating activities was $28,992 comprised primarily of net income of $15,464, non-cash depreciation and amortization of $27,323 partially offset by other non-cash items of ($4,187) and working capital changes of ($9,608). Net cash used in investing activities of $59,786 consisted primarily of additions to property, plant and equipment of $59,738. Net cash provided by financing activities of $22,305 consisted primarily of borrowings of $30,500 on the revolving credit facility, proceeds from the exercise of stock options of $652 partially offset by redemption of long-term debt of ($6,757) and preferred dividends of ($1,950).

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $5,528 and $19,500 of availability under its revolving credit facility at September 30, 1998. On October 29 and 30, 1998, the Company received gross proceeds of $78,272 from the issuance of stock associated with its September 25, 1998 Common Stock Rights Offering (discussed below). The Company used $77,000 of the gross proceeds from the Offering to reduce outstanding indebtedness on its revolving credit facility. Net proceeds from the Offering are expected to be approximately $77,000.

On September 23, 1998, the Company's "shelf" Registration Statement, which will allow the Company to offer up to $200,000 of newly issued Subordinated Debt Securities, Preferred Stock, Common Stock, or Rights from time to time, was declared effective by the Securities and Exchange Commission ("SEC"). The securities to be offered may be offered in one or more series and in amounts, at prices and on terms to be determined at or prior to the time of sale. Specific terms of the securities will be set forth in a prospectus supplement relating to a particular issue of securities.

This SEC filing shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

On September 25, 1998 the Company commenced a Rights Offering of 3,678,612 shares of its Common Stock pursuant to the Registration Statement discussed above. The Rights Offering expired at 5:00 p.m. EST October 23, 1998. Shareholders of record at the close of business on September 25, 1998 received one transferable subscription right for every five shares of Common Stock or Class B Common Stock held. Rights holders were permitted to purchase one share of Common Stock for each right held at a subscription price of $21.25 per share. To the extent the rights were not exercised, holders exercising their rights were permitted to oversubscribe for the unpurchased shares at the same $21.25 per share price. The available shares were allocated to the holders exercising the oversubscription privilege pro rata based on the number of shares requested. Each holder exercising the oversubscription privilege received approximately 8% of the shares requested. Level 3 Telecom Holdings, Inc. which owned approximately 48% of the outstanding Common Stock and approximately 48% of the outstanding Class B Common Stock prior to the Rights Offering, exercised the 1,776,065 rights it received in respect of the shares it held. The net proceeds of the Rights Offering were approximately $77,000.

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

Year 2000 Disclosure

State of Readiness.
         The Company has certain financial, administrative and operational systems which are not Year 2000 compliant. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The plan includes procedures which are designed to ensure that those systems for which the Company is dependent on external vendors, such as certain billing systems, will be Year 2000 compliant by the end of 1999 based on the status of external vendors' remediation efforts. The Company has identified the following plan phases: (i) Awareness, which includes defining the problems presented; (ii) Inventory, which includes a detailed evaluation, by system, of the size and complexity of Year 2000 problems, if any; (iii) Assessment, which consists of evaluating the Year 2000 compliance status of the inventory (including assessment of vendors' compliance), through contact with vendors, and the solutions required; (iv) Renovation, which includes the actual repair, upgrade, replacement, or re-engineering of various systems; (v) Validation, which includes testing of affected systems; (vi) Implementation, whereby renovated systems are placed in production; and (vii) Post Implementation, which includes contingency planning.

         For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. The Company is in the process of converting its suite of financial systems to an Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently, and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions. Testing of components of critical operational systems (systems such as billing, customer support, tolls and rating) already has begun, with further tests and data evaluation to occur in late 1998 and 1999. The Company expects that renovation of its mission-critical systems (systems whose failure would have an adverse impact on the operation of the Company) will be completed by the end of 1998, and expects non-critical system renovation to be complete by the end of the first quarter of 1999.

         The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issue, as well as utilizing the assistance of external consultants in the case of the Oracle implementation.

Costs of Remediation.
         Although the total costs to remedy the Year 2000 issue cannot be precisely estimated and may change over time, excluding the costs of the Oracle system, the Company incurred costs of approximately $1,875 during the first nine months of 1998 (which included approximately $709 of hardware costs) and anticipates spending an aggregate of approximately $3,408 during the remainder of 1998 and 1999 (which includes approximately $274 of hardware costs). These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with Generally Accepted Accounting Principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. There is no assurance that the Company's Year 2000 compliance plan will progress as intended. While the Company continues to refine its Year 2000 remediation efforts and the associated costs, based on the information most currently available, the Company does not believe that its cost of Year 2000 remediation will be material.

Risks.
         The most reasonably likely risks of failure by the Company or its supplier to resolve the Year 2000 problem would be an inability to provide service for the Company's customers and an inability on the part of the Company to timely process service requests and billings for its customers. As a result, while the company believes its plan for Year 2000 remediation and testing of its operational telephone networks is on schedule, the Company is unable to determine the impact that any system interruption in interconnected third party networks would have on the Company's business, financial condition, and results of operations.

Third Parties.
         The Year 2000 compliance status of interconnected third party networks is not yet fully known. The Company has made and expects to continue to make inquiry of interconnected third party networks and industry work groups addressing the Year 2000 issues concerning testing and compliance. While the Company understands that members of the US public switched telephone network are, individually and collectively, working on remediation and testing of Year 2000 network issues, there can be no assurances that remediation or test results will be complete or available for all configurations of interconnected software and equipment used by the Company in connection with the network.

         The Company has, over many years, sold, leased and maintained telephone equipment manufactured by third parties and owned by the Company's customers, known as Customer Premises Equipment ("CPE"), which is attached to the Company's network. Certain CPE, including Private Branch Exchanges ("PBXs"), include certain date-sensitive features, such as voice messaging and customer-owned cost accounting systems. These systems or features may encounter Year 2000 processing problems resulting in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Currently the Company is engaged with customers in various phases of their Year 2000 programs as applied to CPE, including customer awareness, inventory, assessment, renovation, validation and implementation. The Company is assembling an inventory of CPE potentially subject to Year 2000 problems, in order to further assess the risks to the Company if CPE sold, leased or maintained by the Company is not Year 2000 compliant or cannot be made Year 2000 compliant in a timely manner. The Company has obtained and continues to seek information, representations and assurances from manufacturers whether the CPE made by them is Year 2000 compliant. Certain customers currently are making CPE renovations.

         Many of the Year 2000 issues related to CPE are outside the Company's control, including the information on CPE Year 2000 problems and solutions, and manufacturer or customer decisions to provide or install such solutions. Whether manufacturers or owners will make or complete necessary CPE repairs on a timely basis is not yet fully known. As a result, the Company is unable to determine the impact that any CPE interruption would have on the Company's business, financial condition, and results of operations.

Contingency Plans.
         Contingency plans to restore and maintain services as a result of software-related problems are in the development phase. The Company intends on leveraging its years of telecommunications and information technology experience in order to meet the challenges associated with the Year 2000.

         The above discussion contains statements that are "forward-looking". The above information is based on our current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Although the Company believes that its statements are based on reasonable assumptions, given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of our third party suppliers and similar uncertainties. No assurance can be given that third parties on whom the Company depends for essential services (such as electric utilities, interexchange carriers, software and hardware equipment suppliers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, financial condition, or results of operations.

Item 1.  Legal Proceedings

         The information required under Item 1 of Part II is included in Note 5 to the financial statements set forth in Part I hereof and is specifically incorporated herein by reference thereto.


Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                  (27-27.1) Financial Data Schedule
         (b.)  Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1998            Commonwealth Telephone Enterprises, Inc.


                                    /s/ Bruce Godfrey
                                    Bruce C. Godfrey
                                    Executive Vice President and
                                    Chief Financial Officer