Form 10-K405
period 1998-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1999-03-31
CIK 310433

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                               ----------------

                100 CTE DRIVE, DALLAS, PENNSYLVANIA 18612-9774
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 570-674-2700
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $1.00 per share
                Class B Common Stock, par value $1.00 per share
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes    [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 26, 1999

                            19,621,144 COMMON STOCK
                        2,460,355 CLASS B COMMON STOCK

  Aggregate market value of Registrant's voting stock held by non-affiliates at February 26, 1999 computed by reference to closing price as reported by NASDAQ for Common Stock ($32.375 per share) and to the closing price as reported for Class B Common Stock ($31.00 per share), is as follows:

                           $328,762,233 COMMON STOCK
                       $39,379,114 CLASS B COMMON STOCK

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for 1999 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company"), consists primarily of Commonwealth Telephone Company ("CT"), which provides telephony service to approximately 276,000 access lines in rural parts of eastern Pennsylvania and CTSI, Inc. ("CTSI"), a Competitive Local Exchange Carrier ("CLEC"), which provides competitive telephony service to Tier II cities in geographically adjacent markets. The Company's other operations include Commonwealth Communications ("CC"), an engineering services business; epix(TM) Internet Services ("epix"), an Internet service provider; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

  CT benefits from a technologically advanced fiber-rich network, strong barriers to competition, favorable regulatory conditions and strong growth prospects. CT's market encompasses over 5,000 square miles in mountainous, rural Pennsylvania--a market that is protected from competition not only by its lack of concentration and low basic service rates, but also by regulatory hurdles to productive competition. CT's network has been upgraded to a 100% digital platform, facilitating the provisioning of vertical services and reducing operating costs. CT's access line growth rate of 6.9% between December 31, 1997 and December 31, 1998 has been fueled largely by an increase in residential second lines. Residential second line penetration increased from 14.5% at December 31, 1997 to 20.7% at December 31, 1998. CT believes it has good relationships with regulators and expects to benefit from recent developments in its regulatory position that will allow CT to implement basic service rate increases beginning in 1999 that are indexed to inflation, rather than the historical rate-of-return methodology. The Company believes that CT is less likely to face competition in its service area from alternate local exchange service providers due to several economic factors, including (i) the rural, low-density characteristics of its operating area, (ii) the high cost of entry to the market due to topography, (iii) the lack of concentration of medium and large business users and (iv) its competitive basic service rates. The Company further believes that CT's status as a Rural Telephone Company, which exempts it from many of the interconnection requirements of the Federal Telecommunications Act of 1996 (the "1996 Act"), provides a further barrier to competition.

  CTSI, the Company's CLEC, formally commenced operations in 1997 and currently has over 43,000 access lines in service, of which over 90% are connected to the Company's switches and over 30% are served solely by the Company's own network. CTSI markets local and all distance telephone service and Internet access primarily to business customers in eastern Pennsylvania and southern New York state which are geographically adjacent to CT's service area. The target markets have a population density that is significantly greater than that of CT's markets. The Company believes that the geographical juxtaposition of these target markets with CT's service areas allows CTSI to effectively leverage CT's switching, billing and administrative infrastructure while also benefiting from the positive cash flow of CT, thereby enhancing CTSI's speed to market while reducing the risks typically associated with CLECs. The Company expects that modest penetration into CT's geographically adjacent markets will significantly increase the Company's combined access lines, revenue and future cash flow.

  The Company's other businesses, CC, epix and CLD, offer a depth of expertise and products to the CT and CTSI customer base as well as create opportunities through cross-selling efforts. epix has 36,313 dial-up customers and also provides dedicated Internet access and website development and hosting services to business and residential customers. CLD serves as CT's and CTSI's long-distance service provider and also markets to and serves third parties. CC provides engineering design and consulting services primarily to external customers.

  The following table reflects the development of installed access lines over the past five years:

                                          1994    1995    1996    1997    1998
                                         ------- ------- ------- ------- -------
   CT access lines...................... 218,737 227,235 240,255 258,803 276,644
   CTSI access lines....................     --      --      804  18,018  43,422

  The expansion and development of the Company's operations (including the construction and development of additional networks) will depend on, among other things, the Company's ability to assess markets, design fiber optic network backbone routes, install or lease fiber optic cable and other facilities, including switches, and obtain rights-of-ways and any required government authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

 Background

  On September 30, 1997, C-TEC Corporation ("C-TEC") distributed 100 percent of the outstanding shares of common stock of its then wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consisted primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan consisted of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. and amended its articles of incorporation to effect a two-for-three reverse stock split.

COMMONWEALTH TELEPHONE COMPANY

  CT provides a full range of high-quality, low-cost telephone and related services over a state-of-the-art network in a 19 county, 5,191 square mile service territory in Pennsylvania. As of December 31, 1998, CT provided service to approximately 276,000 access lines and was the 10th largest independent Local Exchange Carrier ("LEC") in the United States based on access lines. In addition to providing local telephone service, CT provides long-distance services and network access to inter-exchange (long-distance) carriers ("IXC's"). CT offers value-added calling features including call waiting and voice mail; advanced calling services such as return call, repeat call and call trace; and caller identification services such as caller ID, call block and selective call acceptance/rejection. CT also delivers complex communications services such as video conferencing and distance learning. epix allows CT to provide product packaging, including basic telephone and Internet access. Through epix, CT creates cross-promotional opportunities for second lines, business upgrades and residential service packages. CT has certain revenues that have been qualified as non-regulated; these primarily include telecommunications equipment sales and services and billing and collection services for IXC's. CT has consistently achieved positive earnings growth over the past five years. Its EBITDA and operating income margins for the year ended December 31, 1998 were its highest ever. CT's capital expenditures are met entirely through internally generated funds.

  CT was one of the first telephone companies in the United States. CT's history includes a record of innovation and leadership in the telecommunications industry, including the following: (i) CT was the first U.S. telephone company to purchase a digital switch; (ii) CT was the first Pennsylvania telephone company to install a working fiber optic cable; (iii) CT was the first U.S. telephone company to deploy host/remote switching architecture (an efficient way of extending capacity from a central office); and (iv) CT was the first Pennsylvania local exchange carrier to become an ISP.

  CT operates 79 exchanges, each serving an average of 3,502 lines and 66 square miles. Its access lines are approximately 76% residential and 24% business. CT's business customer base is diverse in size as well as industry, with little concentration. The ten largest business customers combined accounted for 2.0% of 1998 total revenue, with the largest single customer accounting for 0.5%. Due to the rural, low-density characteristics of its operating area, the high cost of entry to the market due to topography, the lack of large business users and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area from new local exchange service providers.

  CT owns and maintains all of its facilities, including a state-of-the-art network featuring 100% digital switching, a modern service center and 100% interoffice fiber connectivity. CT's fully digital switching results in lower maintenance costs and greater speed to market for new products and services. In addition, the network is efficiently designed in a consolidated host switching architecture which allows multiple remote switching access for shared software and featuring functionality. The outside plant features approximately 70-80% gel filled cable, with the remainder comprised of air core cable.

  CT's network architecture positions it well for additional broadband service deployment. One hundred percent of the interoffice trunking is on fiber optic facilities. CT has 1,402 miles of fiber distribution facilities that are 97% aerial construction. This technology provides CT with extensive capacity and bandwidth in outside plant facilities.

  All of CT's customers have full access to multiple long-distance carriers, and daily toll message polling is performed by a centralized computer. Messages are transported out of CT's territory in an SS7 signaling format, and the equipment to provide SS7 capability is redundant to protect this valuable toll revenue stream. SS7 technology is a universal, high-speed link connecting CT's network with other networks and allows for high margin products such as caller ID and caller ID with name.

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

  Commonwealth Telephone Company has consistently performed best among the top local exchange carriers in Pennsylvania relative to its commitment to outstanding customer service. With extremely low justified complaint rates and fast responses to consumer complaints, Commonwealth Telephone Company has been recognized as most effective in handling sensitive customer service issues in 7 of the last 9 years, based on Pennsylvania Public Utility Commission ("Pennsylvania PUC") data.

 Regulation

  CT expects to benefit from recent developments in its regulatory position, including the approval by the Pennsylvania Public Utility Commission of CT's Petition for Alternative Regulation and Network Modernization Plan, which will allow CT to implement rate increases, beginning in 1999, that are indexed to inflation rather than the traditional rate-of-return methodology. The Pennsylvania PUC has also confirmed CT's status as a Rural Telephone Company under the Federal Telecommunications Act of 1996 (the "1996 Act"), which provides CT with relief from interconnection requirements unless the requesting party is able to prove to the Pennsylvania PUC that interconnection is in the public interest. Under its alternative regulation plan approved in 1997, CT is protected by an exogenous event provision that recognizes and accounts for any state/federal regulatory or legislative changes that affect revenues or expenses.

  On March 26, 1998, CT received approval of a rate re-balancing settlement filed before the Pennsylvania PUC. Effective April 1, 1998, CT was authorized to shift on a revenue-neutral basis, approximately $6,100,000 in annual revenue onto local telephone rates. Offsetting this increase to local service revenue were corresponding decreases in inter-exchange carrier access charges, the elimination or reduction of certain optional services (elimination of business touch tone charges, lowered custom calling rates for both residential and business customers) and the expansion of local calling areas. CT was also afforded the opportunity to upgrade all multi-party ("party line") service to single-party service. This rate rebalancing was the first major change affecting CT's local service rate structure in twenty years. CT is the largest incumbent local exchange carrier in Pennsylvania to successfully re-balance telephone rates.

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

  The FCC instituted a rulemaking in 1998 to amend access charge rules for rate-of-return Local Exchange Carriers ("LECs"). The FCC's proposal includes the modification of LEC transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. This rulemaking is an outstanding issue at the FCC. Therefore, it is not possible to determine the impacts, if any, on CT's results of operations.

  Also in 1998, the FCC began a proceeding to consider a review of the FCC's authorized rate-of-return for the interstate access services provided by approximately 1,300 LECs, including CT. The FCC will determine if the prevailing rate corresponds to current market conditions. A decision is possible in 1999.

 Competition

  CT operates primarily as a monopoly service provider in its service area, and accordingly, faces only limited direct competition, mostly in its local (intraLATA) toll business. Like other LECs, CT faces some competition from long-distance providers of intraLATA toll services (primarily the large IXCs) and dedicated access services from competitive access providers ("CAPs"). As is the case generally with incumbent LECs, CT's local exchange business is not legally protected against competitive entry (although CT's status as a Rural Telephone Company provides it some relief from the interconnection obligations imposed on larger LECs). In addition, CT also faces, and will continue to face, competition from other current and potential market entrants, including CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. However, due to the rural, low-density characteristics of its operating area, the high cost of entry to the market, the lack of large business customers and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area.

CTSI

  CTSI, which formally commenced operations in 1997, is a CLEC operating in geographically adjacent markets to CT's service area. CTSI is a full-service provider offering bundled local, all distance telephone, vertical services and Internet access. As of December 31, 1998, CTSI had installed 43,422 access lines.

  CTSI seeks to take advantage of CT's proximity to more densely populated larger communities that are located adjacent to CT's service area. This population is concentrated in secondary cities with much higher densities than CT's current territory. In these adjacent, second tier markets, the Company estimates that there are over one million additional access lines. Through CTSI, the Company believes that it has the opportunity to achieve strong revenue growth with only a relatively small penetration into these areas. The Company believes that CTSI has several competitive advantages, including: (i) the ability to utilize the expertise, experience, network and positive cash flow of the Company, (ii) the ability to bundle services (local, all distance telephone, vertical services and Internet); (iii) the simplicity of one bill, a single point of contact and flat rates (local calls and long-distance); and (iv) 5-10% savings compared to similar LEC offerings.

  Initially, CTSI's business plan is based on the physical extension of CT's existing infrastructure. To access markets adjacent to CT's service area, CTSI is building a series of fiber optic loops. CTSI provides services via remote switches linked to CT's central offices, which allows for speed to market. CTSI has focused its initial marketing efforts primarily on business customers and on the concept of success based capital spending, whereby capital is committed based upon demonstrable customer demand. Currently, CTSI serves five "edge-out" regional markets: Wilkes-Barre/Scranton, PA; Harrisburg, PA; Lancaster/Reading, PA; Binghamton, NY; and most recently Southeastern Pennsylvania's Bucks, Chester and Montgomery counties.

  Due to the 1996 Act, all LECs, including Bell Atlantic, the primary LEC in the service areas initially targeted by CTSI, are required to: (i) permit resale of their service; (ii) provide number portability; (iii) provide dialing parity; (iv) provide access to their facilities; and (v) establish reciprocal compensation arrangements with other carriers for transporting and terminating each other's traffic. This enabling legislation permits CTSI to compete effectively with the larger LECs. CTSI has interconnection and resale agreements with Bell Atlantic and is currently located in 23 Bell Atlantic offices. In addition, CTSI has a limited interconnection agreement with GTE Corporation. The Bell Atlantic agreements are subject to renegotiation in 1999, which may result in changes to CTSI's cost of doing business.

  Although CTSI's initial customer focus is on business customers, it is also extending its service to certain specific, high density, relatively affluent residential enclaves adjacent to its existing facilities. In these enclaves, CTSI is offering several bundled packages of local and all distance telephone, vertical services and Internet.

 Regulation

  Telecommunications services provided by CTSI and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI's rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC's complaint jurisdiction, but are not otherwise reviewed or prescribed by the FCC. State regulatory commissions exercise jurisdiction over intrastate service (including basic local exchange service and in-state toll services). Although specific regulatory requirements and practices vary from state to state, CTSI's rates and services are generally subject to much less regulatory scrutiny than those of incumbent LECs. CTSI currently offers local services pursuant to tariffs filed with the Pennsylvania and New York commissions, and has authority to offer such services in Maryland. Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI's business, such as its use of rights-of-way.

  ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls from an ILEC's customers to Internet service providers served by CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Currently, over 25 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers ("ISPs"), and no jurisdiction has ruled to the contrary. Certain of these rulings are subject to appeal. Additional disputes over the appropriate treatment of ISP traffic are pending in other states.

  On February 26, 1999, the FCC released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The Company's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls, although Bell Atlantic has asked the New York commission to reopen its proceeding and alter this interpretation in response to the FCC ruling. The Company's current interconnection agreements expire in the second half of 1999, and the Company cannot offer any assurance that the reciprocal compensation terms in future agreements will be favorable to the Company's interests. During 1998, CTSI recorded approximately $1,049,000 for reciprocal compensation revenues associated with ISP traffic.

 Competition

  The markets serviced by CTSI are extremely competitive. The services offered by CTSI in each market compete principally with the services offered by the incumbent LEC serving that area, primarily Bell Atlantic. Incumbent LECs have relationships with their customers, have the potential to subsidize services from their monopoly service revenues and benefit from favorable state and federal regulations. The incumbent LECs are generally larger and better financed than CTSI. In light of the passage of the 1996 Act and recent concessions by some of the Regional Bell Operating Companies ("RBOCs"), federal and state regulatory initiatives will provide increased business opportunities to CLECs, but incumbent LECs may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent LECs are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers, or charge CLECs significantly higher fees for interconnection to the incumbent LECs' networks, CTSI's competitive position would be adversely affected. For example, the FCC is considering a petition filed by incumbent LECs, including Bell Atlantic, which would provide additional flexibility to offer broadband data services through a separate subsidiary on a deregulated basis. Bell Atlantic is also seeking authority pursuant to Section 271 of the 1996 Act to offer long-distance services to its Pennsylvania customers along with local services. If approved by the FCC, this could allow Bell Atlantic to offer more attractive service packages to compete with CTSI's offerings.

  CTSI also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. A number of markets served by the Company already are served by one or more CLECs including NEXTLINK Communications, Inc. and Hyperion Telecommunications, Inc. Competition from CLECs and other companies is expected to increase in the future.

OTHER OPERATIONS

 Commonwealth Communications

  Commonwealth Communications ("CC") provides telecommunication engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located principally in Pennsylvania. CC initially provided services only to the Company and its affiliates. Since 1989, however, CC has also provided such services to third parties. CC derives the majority of its revenues from unrelated third parties.

 CLD

  Since 1990, the Company's wholly-owned subsidiary, CLD, has conducted the business of providing long-distance telephone services (the "Long Distance Business"). Through a wholesale agreement with RCN Long Distance Company, CLD provides long-distance services to CT's and CTSI's customers. The Long Distance Business primarily represents that portion of the Company's long-distance operations that relate to customers in CT's service area. The remainder of the Company's long-distance operations were distributed to the Company's shareholders as a subsidiary of RCN Corporation.

 epix(TM) Internet Services

  epix, founded in 1994, is the Company's Internet service provider. epix primarily provides dial-up Internet access (36,313 customers at December 31, 1998) at a flat rate for residential users, and also provides full-period access for business users and associated services such as web page hosting.

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

Transitional Services and Agreements

  RCN has agreed to provide or cause to be provided to the CTE Group certain specified services (management services) for a transitional period after the Distribution. The transitional services to be provided are the following: (i) accounting, (ii) payroll, (iii) management supervision, (iv) cash management,
(v) human resources and benefit plan administration, (vi) insurance administration, (vii) legal, (viii) tax, (ix) internal audit and (x) other miscellaneous administrative services. The fee per year for these services was 3.5% of the first $175 million of revenue of the CTE Group and 1.75% of any additional revenue. The total fee for 1998 and 1997 was approximately $7,016,000 and $8,283,000, respectively.

  During 1998, certain transitional services were transferred to CTE from RCN. The Company anticipates the majority of the remaining services to be transitioned to CTE by the end of 1999.

  CTE has agreed to provide or cause to be provided to the RCN Group and the Cable Michigan Group financial data processing applications, lockbox services, storage facilities, LAN and WAN support services, building maintenance and other miscellaneous administrative services for a transitional period after the Distribution. The fees for such services and arrangements will be an allocated portion (based on relative usage) of the cost incurred by the Company to provide such services and arrangements. Subsequent to the sale of Cable Michigan to Avalon Cable of Michigan, Inc., CTE will continue to provide interim lockbox services to Avalon Cable of Michigan, Inc. until March 31, 1999 unless extended by either party.

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

Miscellaneous

  There exist relationships among CTE, RCN and Cable Michigan (prior to November 6, 1998) that may lead to conflicts of interest. Each of CTE and RCN is effectively controlled by Level 3 Telecom. In addition, the majority of the directors and/or executive officers of CTE and RCN also hold one or more offices at other Group companies. See "Item 10: Directors and Executive Officers of the Registrant." The success of the Company may be affected by the degree of involvement of its officers and directors in the Company's business and the abilities of the Company's officers, directors and employees in managing both the Company and the operations of RCN. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

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

Employees

  The Company employed a total of 1,312 employees as of December 31, 1998.

  As of December 31, 1998, approximately 38% of CTE employees were covered under collective bargaining agreements. On February 21, 1999, Commonwealth Telephone Company bargaining employees (34% of CTE employees) ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2002.

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

Item 3. Legal Proceedings

  On February 8, 1999, the Company redeemed the shares of its Preferred Stock Series A and Preferred Stock Series B at their stated value. This was pursuant to a settlement agreement between the Company and the Yee Family Trusts with respect to the action filed on September 30, 1997 by the Yee Family Trusts as holders of the Company's Preferred Stock Series A and Preferred Stock Series
B. The Yee Family Trusts have dismissed with prejudice the action against all defendants, including the Company, RCN Corporation and Cable Michigan, Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders was held on May 14, 1998. Matters submitted to and approved by Shareholders included:

  1) The election of the following Directors to serve for a term of three years:

    Nominee

    Michael I. Gottdenker
    Frank M. Henry
    Eugene Roth
    John J. Whyte

  The terms of the following directors continued after the meeting: David C. McCourt, David C. Mitchell, Daniel E. Knowles, Walter Scott, Jr., James Q. Crowe, Richard R. Jaros, Stuart E. Graham, Michael J. Mahoney and Bruce C. Godfrey.

  2) The ratification of the selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for the year ending December 31, 1998:

      For                              Against                                                 Abstain
      ---                              -------                                                 -------
   36,617,692                          105,248                                                  6,843

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

Executive Officers of the Registrant

David C. McCourt...........  42 Chairman of the Board of Directors and Director
                                of the Company since October 1993; Chief
                                Executive Officer of RCN and Director of RCN
                                since September 1997; Chief Executive Officer of
                                the Company from October 1993 to December 1998;
                                Director, Chairman and Chief Executive Officer
                                of Cable Michigan from September 30, 1997 to


                                November 1998; President, Chief Executive
                                Officer and Director of Level 3 Telecom
                                Holdings, Inc. formerly Kiewit Telecom Holdings,
                                Inc.; Chairman, Chief Executive Officer and
                                Director of Mercom from October 1993 to November
                                1998; Director of MFS Communications Company,
                                Inc. from July 1990 to December 1996; President and Director of Metropolitan Fiber
                                Systems/McCourt, Inc., a subsidiary of MFS
                                Telecom, Inc., since 1988; Director of Cable
                                Satellite Public Affairs Network ("C-SPAN") since June 1995; Director of WorldCom, Inc. from
                                December 1996 to March 1998; and Director of
                                Kiewit Diversified Group, Inc., now Level 3
                                Communications, Inc., since August 1997.

Michael I. Gottdenker......  34 Director, President and Chief Executive Officer
                                of the Company since December 1998; Director,
                                President and Chief Operating Officer of the
                                Company from September 1997 to December 1998;
                                Executive Vice President of the Company from
                                September 1995 to September 1997; Executive Vice
                                President of Commonwealth Communications from
                                August 1996 to September 1997; Vice President of
                                New Business Development at Revlon Consumer
                                Products Corporation ("Revlon") from 1994 to
                                1995; General Manager of Revlon's State Beauty
                                Supply from 1993 to 1994; Director of Corporate
                                Finance for Revlon from 1992 to 1993; Associate,
                                Real Estate Finance Department at Salomon
                                Brothers Inc from 1988 to 1991; and Financial
                                Analyst, Corporate Finance Department at Salomon
                                Brothers Inc from 1986 to 1988.

John Butler................  37 Executive Vice President and Chief Financial
                                Officer of the Company since October 1998;
                                Director (last position held)--Media and
                                Communications Finance Group of First Union
                                Capital Markets from September 1994 to October
                                1998; Assistant Vice President--Utility Banking
                                Group of CoBank from June 1992 to September
                                1994; Assistant Vice President (last position
                                held) --Communications Companies Division of The
                                First National Bank of Chicago from June 1989 to
                                May 1992; Senior Accountant for Arthur Andersen
                                and Company from June 1984 to August 1987.

James DePolo...............  54 Executive Vice President of the Company and CT
                                since September 1997; Executive Vice President
                                of CTSI since July 1998; senior management
                                positions at Metropolitan Fiber Systems, Inc.
                                (MFS) from 1994 to 1997, including Division
                                President--MFS Intelenet, President--Realcom,
                                and Vice President of Sales and Operations--
                                UUNet; senior management positions at Sprint
                                Communications from 1985 to 1993, including Vice
                                President and General Manager--Alternate
                                Channels, Vice President of Marketing--Western
                                Business Market Group, Vice President of
                                Strategic Marketing, Vice President and General
                                Manager--West Division and Vice President of
                                Sales & Marketing--West Division; Director of
                                Engineering, Marketing and Sales--West Division
                                for Satellite Business Systems from 1983 to
                                1985.

John J. Jones..............  32 Executive Vice President, General Counsel and
                                Corporate Secretary of the Company and RCN since
                                July 1998; Vice President, General Counsel and
                                Corporate Secretary of Designer Holdings, Ltd.
                                from January 1996 to December 1997; Private law
                                practitioner at the law firm Skadden, Arps,
                                Slate, Meagher & Flom from September 1991 to
                                August 1995.

Rita M. Brown..............  46 Vice President and General Manager Commonwealth
                                Communications since October 1998; Vice
                                President of Network Services of Commonwealth
                                Telephone Company from February 1996 to October
                                1998; other management positions at Commonwealth
                                Telephone Company from 1973 to February 1996,
                                including Director of Network Services.

Donald P. Cawley...........  40 Vice President and Controller of the Company
                                since September 1997; Vice President and
                                Controller of Commonwealth Telephone Company
                                since February 1996; and Controller of
                                Commonwealth Telephone Company from March 1992
                                to February 1996.

Stuart L. Kirkwood.........  45 Vice President of Technology of the Company
                                since February 1998; Vice President of New
                                Business Development for Commonwealth
                                Communications from July 1996 to February 1998;
                                and Vice President of Operations for
                                Commonwealth Communications from January 1991 to
                                July 1996.

Michael Loftus.............  50 Vice President of New Business Development of
                                the Company since October 1998; Vice President
                                of CC from September 1997 to October 1998; Vice
                                President of Operations of Commonwealth
                                Communications from March 1997 to September 1997
                                and Operations Manager from September 1996 to
                                March 1997; City Manager/Director of Operations
                                of Realcom Office Communications, Inc. from
                                December 1994 to September 1996; Operations
                                Officer for the United States Marine Corps from
                                February 1994 to November 1994; and General
                                Manager of Binder Group Enterprises, Inc. from
                                November 1990 to January 1994.

James F. Samaha............  33 Vice President of Finance of the Company since
                                April 1998; senior management positions at TCG,
                                Inc. from 1993 to 1998 including Director of
                                Corporate Development and Manager of Operations.

David G. Weselcouch........  43 Vice President of Investor Relations of the
                                Company since March 1998; Director--Investor
                                Relations of GTE Corporation from 1993 to 1998;
                                Manager--Capital Markets Development and
                                Administration of GTE Corporation from 1989 to
                                1993; Administrator--Financial Strategies of GTE
                                Corporation from 1988 to 1989.

Gary Zingaretti............  34 Vice President of Industry Relations of the
                                Company since September 1997; Vice President--
                                Regulatory of ICORE, Inc., a telecommunications
                                consulting firm, from August 1996 to September
                                1997; and Manager of Revenue of the Company from
                                February 1992 to August 1996.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market (Symbol:CTCO); the Company's Class B Common Stock is traded on the NASDAQ SmallCap Market (Symbol:CTCOB).

  There were approximately 1,268 holders of Registrant's Common Stock and 348 holders of Registrant's Class B Common Stock on February 26, 1999. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this Form 10-K.

  On October 28, 1998, the Company completed a Stock Rights Offering of 3,678,612 shares of Common Stock. Shareholders of record at the close of business on September 25, 1998 received one transferable subscription right for every five shares of Common Stock or Class B Common Stock held. Rights holders were permitted to purchase one share of Common Stock for each right held at a subscription price of $21.25 per share. Each right also carried the right to "oversubscribe" at the subscription price for shares of Common Stock that were not purchased pursuant to the initial exercise of rights. The available shares were allocated to the holders exercising the oversubscription privilege pro rata based on the number of shares requested.

  Level 3 Telecom Holdings, Inc. which owned approximately 48% of the outstanding Common Stock and 49% of the outstanding Class B Common Stock prior to the Rights Offering, exercised the 1,776,065 rights it received in respect of the shares it held.

  At the Company's annual shareholders' meeting on October 1, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two-for-three reverse stock split (the "Reverse Stock Split") of the Common Stock and the Class B Common Stock. The Reverse Stock Split was effective as of the close of business on October 9, 1997. Pursuant to the Reverse Stock Split, every three shares of Common Stock were converted into two shares of Common Stock and every three shares of Class B Stock were converted into two shares of Class B Stock. All share and per share data, stock option data and market prices of the Company's Common Stock have been restated to reflect this Reverse Stock Split. Other information required under
Item 5 of Part II is set forth in Note 18 to the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the two years preceding December 31, 1998, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

ITEM 14. (A)(1) FINANCIAL STATEMENTS

  Consolidated Statements of Operations for Years Ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996
  Consolidated Balance Sheets--December 31, 1998 and 1997
  Consolidated Statements of Changes in Common Shareholders' Equity for Years
   Ended December 31, 1998, 1997 and 1996
  Notes to Consolidated Financial Statements
  Reports of Independent Accountants

ITEM 14. (A)(2) FINANCIAL STATEMENT SCHEDULES

 Description

  Condensed Financial Information of Registrant for the Years Ended December 31, 1998, 1997 and 1996 (Schedule I)

  Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1998, 1997 and 1996 (Schedule II)

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

    (b) Articles of Merger between C-TEC Corporation and Commonwealth Communications, Inc. dated September 29, 1997 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

  (3) Articles of Incorporation and By-laws

    (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991 are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

    (b) Amendment to Articles of Incorporation dated September 21, 1995 are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-11053).

    (c) Amendment of Articles of Incorporation dated October 1, 1997 is herein incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

    (d) Amendment of Articles of Incorporation dated October 8, 1997 is herein incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

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

    (b) Credit Agreement dated as of June 30, 1997 by and among C-TEC Corporation, the Lenders and First Union National Bank, as administrative agent for the Lenders is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

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

    (h) Stock Purchase Agreement dated as of March 27, 1996 between RCN Corporation and C-TEC Corporation is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-11053).

    (i) Exchange Agreement among RCN Corporation, RCN Holdings, Inc. and C-TEC Corporation dated as of December 28, 1995 and Side Letter dated as of December 28, 1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year December 31, 1995 (Commission File No. 0-11053).

    (j) Tax sharing agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 5, 1997, (Commission File No. 0-22825).

    (k) Assumption Agreement dated September 30, 1997 by and among Registrant, Cable Michigan, Inc. and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company's report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-11053).

    (l) Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

    *(m) 1997 Non-Management Directors' Stock Compensation Plan effective February 12, 1997, as amended.

  *(21) Subsidiaries of the Registrant

    Subsidiaries of Registrant as of December 31, 1998.

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

ITEM 14. (B) REPORT ON FORM 8-K

  On October 1, 1998, the Company filed a report on Form 8-K to announce a Common Stock Rights Offering whereby 3,678,612 shares of Common Stock were offered to shareholders. Each shareholder of record of the Company's Common Stock and Class B Common Stock at the close of business on September 25, 1998 received one transferable subscription right for every five shares of Common Stock or Class B Common Stock held. Rights holders were allowed to purchase one share of Common Stock for each right held at a subscription price of $21.25 per share.

  On October 28, 1998, the Company filed a report on Form 8-K to announce the expiration of its Common Stock Rights Offering on October 23, 1998.

  On February 8, 1999, the Company filed a report on form 8-K to announce the redemption on February 8, 1999 of the Preferred Stock Series A and Preferred Stock Series B at their stated value, an aggregate of $52 million, plus accrued dividends.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Commonwealth Telephone Enterprises,
                                          Inc.

Date: March 31, 1999
                                                    /s/ John Butler
                                          By: _________________________________
                                                        JOHN BUTLER
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

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

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

       /s/ David C. McCourt            Chairman of the Board of     March 31, 1999
______________________________________  Directors
           DAVID C. MCCOURT

    /s/ Michael I. Gottdenker          President and Chief          March 31, 1999
______________________________________  Executive Officer
        MICHAEL I. GOTTDENKER

         /s/ John Butler               Executive Vice President     March 31, 1999
______________________________________  and Chief Financial
             JOHN BUTLER                Officer

       /s/ Donald P. Cawley            Vice President and           March 31, 1999
______________________________________  Controller
           DONALD P. CAWLEY
DIRECTORS:

       /s/ David C. McCourt                                         March 31, 1999
______________________________________
           DAVID C. MCCOURT

    /s/ Michael I. Gottdenker                                       March 31, 1999
______________________________________
        MICHAEL I. GOTTDENKER

        /s/ James Q. Crowe                                          March 31, 1999
______________________________________
            JAMES Q. CROWE

       /s/ Bruce C. Godfrey                                         March 31, 1999
______________________________________
           BRUCE C. GODFREY

       /s/ Stuart E. Graham                                         March 31, 1999
______________________________________
           STUART E. GRAHAM

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

        /s/ Frank M. Henry                                          March 31, 1999
______________________________________
            FRANK M. HENRY

       /s/ Richard R. Jaros                                         March 31, 1999
______________________________________
           RICHARD R. JAROS

      /s/ Daniel E. Knowles                                         March 31, 1999
______________________________________
          DANIEL E. KNOWLES

      /s/ Michael J. Mahoney                                        March 31, 1999
______________________________________
          MICHAEL J. MAHONEY

      /s/ David C. Mitchell                                         March 31, 1999
______________________________________
          DAVID C. MITCHELL
         /s/ Eugene Roth                                            March 31, 1999
______________________________________
             EUGENE ROTH
      /s/ Walter Scott, Jr.                                         March 31, 1999
______________________________________
          WALTER SCOTT, JR.

        /s/ John J. Whyte                                           March 31, 1999
______________________________________
            JOHN J. WHYTE

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

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

  On September 30, 1997, the Company distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of the Company's Common Stock and the Company's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and Cable Michigan. RCN consisted primarily of the Company's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations; and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consisted of the Company's Michigan cable operations, including its 62% ownership in Mercom, Inc.

  In accordance with Accounting Principles Board Opinion No. 30--"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results prior to September 30, 1997 to reflect RCN and Cable Michigan as discontinued operations.

  As part of the Company's restructuring, the Company changed its name to Commonwealth Telephone Enterprises, Inc. (from C-TEC Corporation) and effected a two-for-three reverse stock split. All share and per share data, stock option data and market prices of the Company's Common Stock have been restated to reflect this reverse stock split. Commonwealth Telephone Enterprises, Inc. consists of Commonwealth Telephone Company ("CT"), the nation's tenth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business; epix(TM) Internet Services ("epix"); and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

OVERVIEW 1998 VS 1997

  For the year ended December 31, 1998, the Company's consolidated sales increased 14.8% and were $225,734 and $196,596 for the years ended December 31, 1998 and 1997, respectively. Higher sales of CT of $10,728, CTSI of $16,908 and Other of $1,502 contributed to the increase. Operating income before depreciation and amortization ("EBITDA") was $81,612 as compared to $72,677 in 1997. The increase in EBITDA of $8,935 is primarily due to increased sales of CT and a reduction in management fees of $1,267. Income from continuing operations was $20,455 and $22,184 for the years ended December 31, 1998 and 1997, respectively. The decrease of $1,729 reflects higher depreciation and amortization expense of $6,166 and increased interest expense of $2,781, partially offset by the increased EBITDA discussed above. Net income to common

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

shareholders for the year ended December 31, 1998 was $8,090 or $.36 per diluted average common share as compared to net loss to common shareholders of ($18,214) or ($.81) per diluted average common share for the year ended December 31, 1997. Net income to common shareholders for the year ended December 31, 1998 includes a charge representing the acceleration of preferred stock accretion plus accrued dividends pursuant to a settlement agreement between the Company and the Yee Family Trusts dated February 8, 1999 in the amount of ($8,116) or ($.36) per diluted average common share. Net loss to common shareholders for the year ended December 31, 1997 includes discontinued operations of ($36,149) or ($1.61) per diluted average common share.

OVERVIEW 1997 VS 1996

  For the year ended December 31, 1997, the Company's sales increased 5.4% and were $196,596 and $186,506 for the years ended December 31, 1997 and 1996, respectively. Higher sales of CT of $8,963, CTSI of $5,240 and epix of $2,481, were partially offset primarily by lower sales of CC. Operating income before depreciation and amortization ("EBITDA") was $72,677 as compared to $75,466 in 1996. Higher costs associated with the development of CTSI were partially offset by higher EBITDA of CT of $6,993. Income from continuing operations before extraordinary charge was $22,184 and $25,869 for the years ended December 31, 1997 and 1996, respectively. The decrease of $3,685 primarily reflects the lower EBITDA of $2,789 discussed above, higher depreciation and amortization of $3,826 and lower other income of $1,245 partially offset by a lower provision for income taxes of $4,500. Net loss to common shareholders was ($18,214), or ($0.81) per diluted average common share, for the year ended December 31, 1997 as compared to net income to common shareholders of $6,411, or $0.29 per diluted average common share, for the year ended December 31, 1996. Net loss to common shareholders includes discontinued operations of ($36,149) in 1997. Net income to common shareholders includes discontinued operations of ($13,556) and an extraordinary charge of ($1,928) in 1996.

  Selected data by business segment was as follows:

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                 ----------------------------
                                                   1998      1997      1996
   SALES                                         --------  --------  --------
   Commonwealth Telephone Company............... $155,266  $144,538  $135,575
   CTSI, Inc....................................   22,237     5,329        89
   Other........................................   48,231    46,729    50,842
                                                 --------  --------  --------
   Total........................................ $225,734  $196,596  $186,506
                                                 ========  ========  ========

  Operating income before depreciation and amortization is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. Operating income before depreciation and amortization is not intended to represent cash flows from operating, investing or financing activities as determined in accordance with U.S. Generally
Accepted Accounting Principles (GAAP). Operating income before depreciation and amortization is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                 ----------------------------
   OPERATING INCOME BEFORE DEPRECIATION AND        1998      1997      1996
   AMORTIZATION                                  --------  --------  --------
   Commonwealth Telephone Company............... $ 88,785  $ 80,880  $ 73,887
   CTSI, Inc....................................   (9,103)   (9,981)     (941)
   Other........................................    1,930     1,778     2,520
                                                 --------  --------  --------
   Total........................................ $ 81,612  $ 72,677  $ 75,466
                                                 ========  ========  ========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              DECEMBER 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
   CT access lines...................................... 276,644 258,803 240,255
   CTSI access lines....................................  43,422  18,018     804

1998 VS 1997

  Sales--Sales primarily includes telephone access, local service, toll, vertical service revenue and includes telecommunications design and engineering revenue and Internet access revenue.

  Sales were $225,734 and $196,596 for the years ended December 31, 1998 and 1997, respectively. The increase of $29,138 or 14.8%, is due to higher sales of CT of $10,728, CTSI of $16,908 and Other of $1,502. The increase in sales of CT is attributable to higher interstate access revenue of $3,299 resulting from the growth in access lines of 17,841 or 6.9% and access minutes, higher state access revenue of $4,208 due to an increase in IntraLATA and InterLATA minutes as a result of the growth in access lines. Local service revenue increased $1,783 due to the increase in access lines. Vertical service revenue increased $1,281 primarily as a result of increased Caller ID and Voice Mail revenue of $976. The growth in access lines is primarily due to the Company's successful marketing of residential second line sales resulting in an increase in residential second line penetration from 14.5% in 1997 to 20.7% in 1998. CTSI sales were $22,237 and $5,329 for the years ended December 31, 1998 and 1997, respectively. This increase of $15,996 in local service, access and long-distance business revenues and $912 in residential sales is a result of CTSI's continued penetration in the Wilkes-Barre/Scranton, Harrisburg and Lancaster/Reading, PA markets and expansion into the Binghamton, NY market during the first quarter of 1998. At December 31, 1998 CTSI had 43,422 installed access lines as compared to 18,018 installed access lines at December 31, 1997, an increase of 141%. Increased epix sales of $3,381 or 57.5% for the year ended December 31, 1998 vs 1997 reflects the continued demand for high-speed Internet access and website development and consulting services. epix customers were 36,313 and 27,258 for the years ended December 31, 1998 and 1997, respectively, an increase of 33.2%. CC sales increased $1,768 or 7.5% as a result of an increase in non-recurring Premises Distribution System (wiring and cable projects) revenue of $2,954, partially offset by a decrease in Data Communications revenue of $1,545. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. CLD sales declined $3,645 or 21% as customers switched to alternate long distance providers due to CLD's above average rates. The Company expects this trend to continue.

  Costs and expenses, excluding depreciation, amortization and management fees ("costs and expenses")--Costs and expenses primarily include access charges, and other direct costs of sales, payroll and related benefits, advertising, software and information system services (MIS), and general and administrative expenses.

  Total costs and expenses were $137,106 and $115,636 for the years ended December 31, 1998 and 1997, respectively, an increase of $21,470 or 18.6%. The increase is primarily due to increased network costs, circuit rental costs, and employee-related expenses associated with the increased penetration into the four CTSI markets discussed above and the late 1998 fourth quarter expansion into the Southeastern Pennsylvania market. Costs and expenses of CT were $61,659 for the year ended December 31, 1998 as compared to $57,134 for the year ended December 31, 1997. Contributing to the increase of $4,525 or 7.9% is an increase in payroll and benefits resulting from incentive plan payouts based on Company results, annual salary increases and additional customer service and outside technician positions. MIS expenses associated with Year 2000 consulting also contributed to the increase. CC costs and expenses increased $853 primarily due to higher cost of goods sold associated with higher sales. epix costs and expenses increased $2,864 or 49% as a result of increased transport, advertising and

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

employee related costs associated with the growth of epix. CLD costs and expenses declined $2,968 due to lower expenses relating to lower sales.

  Management fees--Management fees were $7,016 and $8,283 for the years ended December 31, 1998 and 1997, respectively, a decrease of $1,267 or 15.3%. The decrease is primarily due to 1997 restructuring charges that did not recur in 1998.

  Depreciation and amortization--Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $37,382 for the year ended December 31, 1998 as compared to $31,216 for the year ended December 31, 1997. The increase is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 1997 and 1998.

  Interest expense--Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $12,714 and $9,933 for the years ended December 31, 1998 and 1997, respectively. The increase is due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility, the proceeds of which were used to fund an equity contribution to RCN prior to the Distribution and additional borrowings in 1998 of $35,500 primarily to fund CTSI's expansion. Interest on the mortgage note payable to the National Bank for Cooperatives declined due to scheduled principal payments totaling $9,010 during 1998.

  Income taxes--The Company's effective tax rates from continuing operations were 44.3% and 41.1% for the years ended December 31, 1998 and 1997, respectively. For an analysis of the change in income taxes, see Note 13 to the Consolidated Financial Statements.

1997 VS 1996

  Sales--Sales were $196,596 and $186,506 for the years ended December 31, 1997 and 1996, respectively. The increase of $10,090, or 5.4%, is primarily due to higher sales of Commonwealth Telephone Company of $8,963. The increase in CT sales includes higher local service revenue of approximately $2,000, which resulted from an increase in access lines of 18,548, or 7.7% due principally to a successful residential second line promotion and higher vertical services revenue. Network access revenue increased approximately $6,700 which includes higher interstate access revenue of approximately $3,500 due to growth in access lines and rate of return adjustments partially offset by a lower average rate per minute. The increase in network access revenue also includes higher intrastate access revenue of approximately $3,200 primarily due to growth in access minutes and a higher average rate per minute. Also contributing to the increase in sales in 1997 as compared to 1996 is higher revenue of CTSI of $5,240, which represents the start-up of the Company's competitive local telephony operations. At December 31, 1997, CTSI had 18,018 installed access lines as compared to 804 installed access lines at December 31, 1996. epix sales increased $2,481 in 1997 as compared to 1996 which reflects the growing popularity of, and demand for, high-speed Internet access. The above increases were partially offset by lower sales of CC which resulted from a high volume of less predictable Premises Distribution Systems contracts during 1996 which did not recur in 1997. The nature of CC's business is inherently risky due to project cost estimates, subcontractor performance and economic conditions. At December 31, 1997, CC had a minimal sales backlog.

  Costs and expenses, excluding depreciation, amortization and management fees ("costs and expenses")--Costs and expenses were $115,636 and $102,658 for the years ended December 31, 1997 and 1996, respectively, an increase of $12,978, or 12.6%. The increase is primarily due to higher costs of $13,757 associated with development of CTSI. Costs and expenses of Commonwealth Telephone Company increased $2,740, or 5.0%.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Payroll and related benefits increased as a result of a one-time postemployment benefit adjustment in the first quarter of 1996 which did not recur in 1997. Additionally contributing to the increase in payroll and related benefits were higher overtime resulting from a successful residential second line promotion, headcount additions and normal salary increases. Advertising expenses, primarily for vertical services and residential second line promotion, and information systems services expenses, primarily for Year 2000 consulting, also contributed to the increase in costs and expenses. These increases were partially offset primarily by lower access charges resulting from a decrease in the average local transport rate charged by a neighboring local carrier.

  Costs and expenses of other operations decreased $3,519, or 7.5%, primarily due to lower costs of sales of CC, which are directly associated with its decrease in sales.

  Depreciation and amortization--Depreciation and amortization primarily reflects depreciation on incumbent local telephony operating plant. Depreciation and amortization was $31,216 for the year ended December 31, 1997 as compared to $27,390 for the year ended December 31, 1996. The increase is primarily associated with a full year of depreciation in 1997 on capital expenditures of $86,812 made in 1996 and depreciation on capital expenditures of $123,432 in 1997.

  Interest expense--Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $9,933 and $9,577 for the years ended December 31, 1997 and 1996, respectively. The increase of $356 or 3.7%, is primarily due to interest on borrowings of $75,000 in the third quarter of 1997 against the revolving credit facility, the proceeds of which were used to fund an equity contribution to RCN prior to the Distribution, partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives. Interest on the mortgage note payable decreased primarily due to scheduled principal payments totaling $9,010 during 1997.

  Other income, net--Other income was $1,041 for the year ended December 31, 1997 as compared to $2,286 for the year ended December 31, 1996. The decrease is primarily related to the receipt, in the second quarter of 1996, of a royalty fee of approximately $1,700. This fee represented the remaining minimum royalty fee on cellular software products sold through January 1, 1998 owed to the Company by the buyer of the assets of the Company's Information Services Group and corporate data processing function which were sold in 1991.

  Income taxes--The Company's effective income tax rates for continuing operations were 41.1% and 43.6% for the years ended December 31, 1997 and 1996, respectively. For an analysis of the change in income taxes, see Note 13 to the Consolidated Financial Statements.

  Discontinued operations--Discontinued operations represents the results of operations of RCN and Cable Michigan prior to the Distribution. Discontinued operations were ($36,149) and ($13,556) for the years ended December 31, 1997 and 1996, respectively. The higher loss in 1997 is primarily the result of lower EBITDA of RCN resulting from increased expenses associated with the development of the bundled services business, including advertising, payroll and related benefits and origination and programming costs. Additionally, RCN paid $10,000 in nonrecurring charges associated with the termination of a marketing services agreement held by Freedom, New York L.L.C. ("Freedom"). RCN's interest income decreased primarily as a result of lower average cash balances which resulted from the acquisition of Freedom and capital expenditures associated with network expansion. RCN incurred an extraordinary charge of $3,210 due to its prepayment of Senior Secured Notes. Offsetting these expense increases was a decrease in interest expense resulting from the required principal payment of $18,750 on 9.65% Senior Secured Notes in December 1996. Interest expense also declined in 1997 as a result of RCN's payment of $940 to Level 3 Telecom Holdings, Inc. (formerly Kiewit Telecom Holdings,

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Inc.) in 1996 in connection with the August 1996 acquisition of Level 3 Telecom Holdings, Inc.'s 80.1% interest in Freedom. Such amount represents compensation to Level 3 Telecom Holdings, Inc. for forgone interest on the amount it had invested in Freedom.

  Extraordinary item--In 1996, as a result of filing an alternative regulation plan with the Pennsylvania Public Utility Commission ("PUC"), CT determined that it no longer met the criteria for the continued application of the accounting required by Statement of Financial Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In accordance with SFAS 71, the effects of SFAS 109 on CT were deferred on the balance sheet as regulatory assets and liabilities which represented the anticipated future regulatory recognition of SFAS 109. In this filing, CT requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. CT believed approval of the plan was probable and, as a result, discontinued application of SFAS 71 and wrote off the previously recorded regulatory assets and liabilities, resulting in an extraordinary charge of $1,928.

  Since CT performs an annual study to determine the remaining economic useful lives of regulated plant and adjusts them, when necessary, for both financial reporting and regulatory purposes, discontinuation of the application of SFAS 71 did not impact recorded fixed assets values.

  CT received approval for an Alternative Regulation and Network Modernization Plan ("the Plan") in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                              DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Cash and temporary cash investments................... $ 16,968  $ 14,017
     Working capital....................................... $ (6,420) $ (4,018)
     Long-term debt (including current maturities)......... $125,848  $176,357

  Cash and temporary cash investments were $16,968 at December 31, 1998 as compared to $14,017 at December 31, 1997. The Company's working capital ratio was .92 to 1 at December 31, 1998 as compared to .95 to 1 at December 31, 1997.

  In July 1997, the Company obtained a $125,000 committed revolving credit facility which provides credit availability through July 2002. In September 1997, the Company borrowed $75,000 against this facility to fund an equity contribution to RCN prior to the Distribution. During 1998, the Company borrowed $35,500 primarily to fund CTSI's expansion. In October, 1998 the Company used the proceeds generated from the Stock Rights Offering to reduce outstanding debt on the revolving credit facility by $77,000. (Refer to below.)

  The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $17 million and $91.5 million of availability under its revolving credit facility at December 31, 1998 ($39.0 million available at February 28, 1999 (see Note 20)). The Company presently intends to judge the success of its initial rollout of the CTSI business in deciding whether to undertake additional capital expenditures to further expand the network to additional areas. The Company expects that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction and development of

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

additional networks and services. In addition to cash generated from operations and existing credit facilities, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

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

  In October 1998, the Company completed a Rights Offering of 3,678,612 shares of its Common Stock and shareholders fully subscribed for all shares of Common Stock offered. Shareholders of record at the close of business on September 25, 1998, received one transferable subscription right for every five shares of Common Stock or Class B Common Stock held. Rights holders were permitted to purchase one share of Common Stock for each right held at a subscription price of $21.25 per share. The Company used the net proceeds of the Rights Offering to reduce outstanding debt on its revolving credit facility by $77,000.

 Regulatory Issues

  The Federal Communications Commission ("FCC") instituted a rulemaking in 1998 to amend access charge rules for rate-of-return Local Exchange Carriers ("LECs"). The FCC's proposal includes the modification of LEC transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. This rulemaking is an outstanding issue at the FCC. Therefore, it is not possible to determine the impacts, if any, on CT's results of operations.

  Also in 1998, the FCC began a proceeding to consider a review of the FCC's authorized rate-of-return for the interstate access services provided by approximately 1,300 LECs, including CT. The FCC will determine if the prevailing rate corresponds to current market conditions. A decision is possible in 1999.

  Under its alternative regulation plan approved in 1997, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to rebalance rates to compensate for changes in revenues and/or expenses due to such exogenous events.

  No assurances can be given as to what future actions Congress, the FCC or other regulatory authorities may take and the effects thereof on the Company and its results of operations.

 Pennsylvania Public Utility Commission

  On March 26, 1998, CT received approval of a re-balancing settlement filed before the Pennsylvania Public Utility Commission. Effective April 1, 1998, CT was authorized to shift, on a revenue-neutral basis,

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

approximately $6,100 in annual revenue onto local telephone rates. Offsetting this increase to local service revenue were corresponding decreases in inter-exchange carrier access charges, the elimination or reduction of certain optional services (elimination of business touch tone charges, lowered custom calling rates for both residential and business customers) and the expansion of local calling areas. CT was also afforded the opportunity to upgrade all multi-party ("party line") service to single-party service. This rebalancing was the first major change affecting CT's local service rate structure in 20 years. CT is the largest incumbent local exchange carrier in Pennsylvania to successfully re-balance telephone rates.

 Year 2000 Readiness Disclosure

  The Company has certain financial, administrative and operational systems which are not Year 2000 compliant. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The plan includes procedures which are designed to ensure that those systems for which the company is dependent on external vendors' remediation efforts will be Year 2000 compliant by the end of 1999. The Company has identified the following plan phases: (i) awareness, which includes defining the problems presented; (ii) inventory, which includes a detailed evaluation, by system, of the size and complexity of Year 2000 problems, if any; (iii) assessment, which consists of evaluating the Year 2000 compliance status of the inventory, through contact with vendors, and the solutions required; (iv) renovation, which includes the actual repair, upgrade, replacement or re-engineering of various systems; (v) validation, which includes testing of affected systems; (vi) implementation, whereby renovated systems are placed in production; and (vii) post implementation, which includes contingency planning.

  For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. During 1998, the Company converted its suite of financial systems to an Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

  The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation.

  The Company completed renovation of its mission-critical systems and expects non-critical systems renovation to be completed by the end of the first quarter of 1999. Testing of major operational system components already has begun, with further tests in 1999. There have been no mission critical Information Technology (IT) projects deferred as a result of the Year 2000 efforts.

  The Year 2000 compliance status of interconnected third party networks is not yet fully known. The Company has made and expects to continue to make inquiry of interconnected third party networks and industry work groups addressing the Year 2000 issues concerning testing and compliance. While the Company understands that members of the US public switched telephone network are, individually and collectively, working on remediation and testing of Year 2000 issues, there can be no assurances that remediation or test results will be complete or available for all configuration of interconnected software and equipment used by the Company in connection with the network.

  The most reasonably likely risks of failure by the Company or its supplier to resolve the Year 2000 problem would be an inability to provide services for the Company's customers and an inability on the part of the

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Company to timely process service requests and billings for its customers. As a result, while the Company believes its plan for Year 2000 remediation and testing of its operational telephone networks is on schedule, the Company is unable to determine the impact that any system interruption in interconnected third party networks would have on the Company's business, financial condition and results of operations.

  The Company has, over many years, sold, leased and maintained telephone equipment manufactured by third parties and owned by the Company's customers, known as Customer Premise Equipment ("CPE"), which is attached to the Company's network. Certain CPE, including Private Branch Exchanges ("PBXs"), include date-sensitive features, such as voice messaging and customer-owned cost accounting systems. These systems or features may encounter Year 2000 processing problems resulting in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  Currently the Company is engaging with customers in various phases of their Year 2000 problems and solutions, and manufacturer or customer decisions to provide or install such solutions. Whether manufacturers or owners will make or complete necessary CPE repairs on a timely basis is not yet fully known. As a result, the Company is unable to determine the impact that any CPE interruption would have on the Company's business, financial condition and results of operations.

  Although the total costs to remedy the Year 2000 issues cannot be precisely estimated and may change over time, the Company incurred costs of $3,831 during 1998 (which included $2,587 of capitalizable costs) and anticipates spending $500 in 1999. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investments in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations.

  There is no assurance that the Company's Year 2000 compliance plan will progress as intended. While the Company continues to refine its Year 2000 remediation efforts and the associated costs, based on the information most currently available as noted above, the Company does not believe that its future costs of Year 2000 remediation will be material. The Company is in the process of developing a comprehensive contingency plan in the event of network, system or hardware failure. The Company anticipates completion of its comprehensive contingency plan by the end of the second quarter, 1999.

  The above discussion contains statements that are "forward-looking." The above information is based on CTE's current best estimates, which were derived using numerous assumptions. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of our third party suppliers and similar uncertainties. No assurance can be given that third parties, on whom the Company depends for essential services (such as electric utilities, interexchange carriers, software and hardware equipment suppliers, etc.), will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, financial condition or results of operations.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                 THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,

                                    1998     1997     1996     1995     1994
                                  -------- -------- -------- -------- --------
Sales............................ $225,734 $196,596 $186,506 $174,191 $160,272
Income from continuing
 operations......................   20,455   22,184   25,869   31,206   17,033
Diluted earnings per average
 common share from continuing
 operations......................     0.36     0.80     0.99     1.38     1.13
Dividends per share..............      --       --       --       --       --
Total assets.....................  432,942  373,667  627,653  639,132  572,277
Long-term debt, net of current
 maturities......................  116,838  167,347  101,356  110,366  119,376
Redeemable preferred stock*......   52,000   42,517   40,867   39,493      257

--------
* See Note 20 Subsequent Events in the accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS
                                             EXCEPT PER SHARE AMOUNTS)
Sales.................................. $   225,734  $   196,596  $   186,506
                                        -----------  -----------  -----------
Costs and expenses, excluding
 management fees and depreciation and
 amortization..........................     137,106      115,636      102,658
Management fees........................       7,016        8,283        8,382
Depreciation and amortization..........      37,382       31,216       27,390
                                        -----------  -----------  -----------
Operating income.......................      44,230       41,461       48,076
Interest and dividend income...........       3,197        3,422        3,501
Interest expense.......................     (12,714)      (9,933)      (9,577)
Other income, net......................         200        1,041        2,286
                                        -----------  -----------  -----------
Income from continuing operations
 before income taxes...................      34,913       35,991       44,286
Provision for income taxes.............      16,264       15,460       19,960
                                        -----------  -----------  -----------
Income from continuing operations
 before equity in unconsolidated
 entities..............................      18,649       20,531       24,326
Equity in income of unconsolidated
 entities..............................       1,806        1,653        1,543
                                        -----------  -----------  -----------
Income from continuing operations
 before extraordinary charge...........      20,455       22,184       25,869
Discontinued operations................         --       (36,149)     (13,556)
                                        -----------  -----------  -----------
Income (loss) before extraordinary
 charge................................      20,455      (13,965)      12,313
Extraordinary charge:
  Discontinuation of the application of
   regulatory accounting...............         --           --        (1,928)
                                        -----------  -----------  -----------
Net income (loss)......................      20,455      (13,965)      10,385
Preferred stock dividend and accretion
 requirements..........................      12,365        4,249        3,974
                                        -----------  -----------  -----------
Net income (loss) to common
 shareholders.......................... $     8,090  $   (18,214) $     6,411
                                        ===========  ===========  ===========
Basic earnings per average common
 share:
  Income from continuing operations
   before extraordinary charge......... $      0.37  $      0.82  $      1.00
  Discontinued operations..............         --   $     (1.65) $     (0.62)
  Extraordinary charge--discontinuation
   of application of SFAS 71...........         --           --   $     (0.09)
  Net income available for common
   shareholders........................ $      0.37  $     (0.83) $      0.29
  Average common shares outstanding....  22,058,101   22,000,625   21,984,743
Diluted earnings per average common
 share:
  Income from continuing operations
   before extraordinary charge......... $      0.36  $      0.80  $      0.99
  Discontinued operations..............         --   $     (1.61) $     (0.61)
  Extraordinary charge--discontinuation
   of application of SFAS 71...........         --           --   $     (0.09)
  Net income available for common
   shareholders........................ $      0.36  $     (0.81) $      0.29
  Average common shares and common
   stock equivalents outstanding.......  22,664,264   22,374,367   22,142,108

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                           ASSETS
Current Assets
  Cash and temporary cash investments....................... $ 16,968 $ 14,017
  Accounts receivable, net of reserve for doubtful accounts
   of $1,885 in 1998 and $1,098 in 1997.....................   24,830   23,824
  Accounts receivable from related parties..................    3,850    3,743
  Unbilled revenues.........................................   12,498   11,015
  Material and supply inventory, at average cost............   11,397    8,000
  Prepayments and other.....................................    1,778    5,671
  Deferred income taxes.....................................    7,816    5,170
                                                             -------- --------
    Total current assets....................................   79,137   71,440
                                                             -------- --------
Property, plant and equipment, net of accumulated
 depreciation of $251,226 in 1998 and $223,051 in 1997......  338,947  287,956
                                                             -------- --------
Investments.................................................    8,898    8,815
                                                             -------- --------
Deferred charges and other assets...........................    5,960    5,456
                                                             -------- --------
    Total assets............................................ $432,942 $373,667
                                                             ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt...................... $  9,010 $  9,010
  Accounts payable..........................................   34,092   24,738
  Advance billings and customer deposits....................    4,516    3,540
  Accrued taxes.............................................    3,064    1,498
  Accrued interest..........................................      556      638
  Accounts payable to related parties.......................    1,580    7,944
  Accrued expenses..........................................   32,739   28,090
                                                             -------- --------
    Total current liabilities...............................   85,557   75,458
                                                             -------- --------
Long-term debt..............................................  116,838  167,347
                                                             -------- --------
Deferred income taxes.......................................   44,094   42,030
                                                             -------- --------
Deferred investment tax credits.............................      --        56
                                                             -------- --------
Other deferred credits......................................    9,717    8,328
                                                             -------- --------
Redeemable preferred stock..................................   52,000   42,517
                                                             -------- --------
Commitments and contingencies (see Note 15)
Common shareholders' equity.................................  124,736   37,931
                                                             -------- --------
    Total liabilities and shareholders' equity.............. $432,942 $373,667
                                                             ======== ========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            ----------  -----------  ----------
Cash flows from operating activities:
 Net income (loss)......................... $   20,455  $   (13,965) $   10,385
 Gain on pension curtailment/settlement....        --           --       (4,292)
 Extraordinary items.......................        --           --        1,928
 Depreciation and amortization.............     37,382       94,269      97,653
 Loss on sale of discontinued operations...        --           --          550
 Deferred income taxes and investment tax
  credits, net.............................       (638)      (5,240)     (6,409)
 Gain on sale of Florida cable operations..        --        (2,571)        --
 Gain on sale of partnership interest......        --          (661)        --
 Provision for loss on accounts
  receivable...............................        787        3,292       4,542
 Equity in (income) loss of unconsolidated
  entities.................................     (1,806)         656         739
 Decrease in minority interest.............        --        (3,757)     (2,491)
 Other non-cash items......................        370           94         244
 Net change in certain assets and
  liabilities, net of business
  acquisitions:
 Accounts receivable and unbilled
  revenues.................................     (3,383)      (1,859)       (783)
 Material and supply inventory.............     (3,397)      (4,378)     (1,062)
 Accounts payable..........................      2,990        3,049       8,562
 Accrued expenses and taxes................      6,215       (3,737)     11,383
 Other, net................................      4,768       (2,066)     (1,319)
 Other.....................................      1,272         (419)     (1,139)
                                            ----------  -----------  ----------
   Net cash provided by operating
    activities.............................     65,015       62,707     118,491
                                            ----------  -----------  ----------
Cash flows from investing activities:
 Additions to property, plant and
  equipment................................    (87,897)    (123,432)    (86,812)
 Purchase of short-term investments........        --           --      (75,091)
 Sales and maturities of short-term
  investments..............................        --        46,935     149,086
 Acquisitions, net of cash acquired........        --       (30,490)    (30,090)
 Purchase of loan receivable...............        --           --      (13,088)
 Proceeds from sale of Florida cable
  operations...............................        --         3,496         --
 Proceeds from sale of partnership
  interest.................................        --         1,900         --
 Other.....................................      1,114         (801)      2,443
                                            ----------  -----------  ----------
   Net cash used in investing activities...    (86,783)    (102,392)    (53,552)
                                            ----------  -----------  ----------
Cash flows from financing activities:
 Redemption of long-term debt..............    (86,010)    (165,689)    (55,260)
 Proceeds from the issuance of common
  stock....................................        693          183         664
 Net proceeds of common stock rights
  offering.................................     77,418          --          --
 Issuance of long-term debt................     35,500      333,000      19,000
 Preferred dividends.......................     (2,882)      (1,950)     (2,600)
 Cash contribution from joint venture
  partner..................................        --         4,116         --
 Payment made for debt issuance costs......        --          (763)        --
 Cash of discontinued operations...........        --      (191,335)        --
                                            ----------  -----------  ----------
   Net cash used in financing activities...     24,719      (22,438)    (38,196)
                                            ----------  -----------  ----------
Net increase (decrease) in cash and
 temporary cash investments................ $    2,951  $   (62,123) $   26,743
Cash and temporary cash investments at
 beginning of year:
 Continuing operations..................... $   14,017  $    11,004  $    8,354
 Discontinued operations...................        --        65,136      41,043
                                            ----------  -----------  ----------
                                            $   14,017  $    76,140  $   49,397
                                            ----------  -----------  ----------
Cash and temporary cash investments at end
 of year:
 Continuing operations..................... $   16,968  $    14,017  $   11,004
 Discontinued operations...................        --           --       65,136
                                            ----------  -----------  ----------
                                            $   16,968  $    14,017  $   76,140
                                            ==========  ===========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
 Interest.................................. $   12,005  $    33,997  $   26,594
 Income Taxes.............................. $   15,911  $     9,069  $   14,640

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  In 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. The acquisition was accounted for as a purchase. A summary of the acquisition is as follows:

   Cash paid.......................................................... $ 28,906
   Liabilities assumed................................................    7,621
   Deferred tax asset recognized......................................     (167)
   Minority interest recognized.......................................    6,188
                                                                       --------
   Fair value of assets acquired...................................... $ 42,548
                                                                       ========

  In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:

   Cash paid.......................................................... $ 40,000
   Non-capitalizable costs............................................  (10,000)
   Reduction of minority interest.....................................   (3,812)
                                                                       --------
   Fair value of assets............................................... $ 26,188
                                                                       ========

  In September 1997, in connection with the transfer of the Company's investment in Mercom to Cable Michigan, Cable Michigan assumed the Company's $15,000 Term Credit Facility.

  Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the year ended December 31, 1998 and 1997 was $9,483 and $1,649, respectively. 1998 includes $7,834 as a result of the redemption of the Preferred Stock Series A and Preferred Stock Series B. This charge represents an acceleration of the accretion that would have been recognized over the remaining term of the Preferred Stock.

  Certain intercompany accounts receivable and payable and intercompany note balances were transferred to additional paid-in capital in connection with the Distribution.



         See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                                                               COMMON STOCK
                                             ADDITIONAL                         OF PARENT       TOTAL
                          COMMON    CLASS B   PAID-IN    RETAINED   TREASURY     HELD BY    SHAREHOLDERS'
                         PAR VALUE PAR VALUE  CAPITAL    EARNINGS     STOCK    SUBSIDIARIES    EQUITY
                         --------- --------- ----------  ---------  ---------  ------------ -------------
Balance, December 31,
 1995...................  $12,926   $ 8,096  $ 369,167   $ 123,124  $  (5,288)  $(135,384)    $ 372,641
 Net income.............                                    10,385                               10,385
 Preferred dividends....                                    (2,600)                              (2,600)
 Conversions............      389      (389)                                                        --
 Accretion of redeemable
  preferred stock.......                                    (1,374)                              (1,374)
 Stock plan
  transactions..........                           160                    574                       734
 Other..................                           (10)                                             (10)
 Common stock of parent
  held by subsidiary
  returned to treasury
  stock.................                                             (135,384)    135,384           --
                          -------   -------  ---------   ---------  ---------   ---------     ---------
Balance, December 31,
 1996...................   13,315     7,707    369,317     129,535   (140,098)        --        379,776
 Net loss from 1/1/97
  through 9/30/97.......                                   (18,127)                             (18,127)
 Net income from 10/1/97
  through 12/31/97......                                     4,162                                4,162
 Preferred dividends....                                    (1,950)                              (1,950)
 Conversions............    2,479    (2,479)                                                        --
 Stock plan
  transactions..........        3                    5                    338                       346
 Accretion of redeemable
  preferred stock.......                                    (1,649)                              (1,649)
 Adjustment for the
  distribution..........                      (217,730)   (108,223)                            (325,953)
 Other..................       90     1,262       (551)          2        523                     1,326
                          -------   -------  ---------   ---------  ---------   ---------     ---------
Balance, December 31,
 1997...................   15,887     6,490    151,041       3,750   (139,237)        --         37,931
 Net income.............                                    20,455                               20,455
 Preferred dividends....                                    (2,882)                              (2,882)
 Conversions............      245      (245)                                                        --
 Common stock rights
  offering..............    3,679               73,739                                           77,418
 Stock plan
  transactions..........                        (1,797)                 2,490                       693
 Accretion of redeemable
  preferred stock.......                                    (9,483)                              (9,483)
 Other..................        3                  601                                              604
                          -------   -------  ---------   ---------  ---------   ---------     ---------
Balance, December 31,
 1998...................  $19,814   $ 6,245  $ 223,584   $  11,840  $(136,747)  $     --      $ 124,736
                          =======   =======  =========   =========  =========   =========     =========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        COMMON STOCK                             CLASS B COMMON STOCK
                         -------------------------------------------  ---------------------------------------------
                                                COMMON                                        COMMON
                                                STOCK                                         STOCK
                                              OF PARENT                                     OF PARENT
                           SHARES   TREASURY   HELD BY     SHARES       SHARES    TREASURY   HELD BY      SHARES
                           ISSUED    STOCK    SUBSIDIARY OUTSTANDING    ISSUED      STOCK   SUBSIDIARY  OUTSTANDING
                         ---------- --------  ---------- -----------  ----------  --------- ----------  -----------
Balance, December 31,
 1995................... 12,926,619 175,599    (85,465)  12,665,555    8,095,790    202,243 (2,388,271)  5,505,276
 Conversions............    388,948                         388,948     (388,948)                         (388,948)
 Accretion of redeemable
  preferred stock.......
 Stock plan
  transactions..........            (29,000)                 29,000
 Other..................
 Common stock of parent
  held by subsidiary
  returned to treasury
  stock.................            128,198     85,465      (42,733)              3,582,406  2,388,271  (1,194,135)
                         ---------- -------    -------   ----------   ----------  --------- ----------  ----------
Balance, December 31,
 1996................... 13,315,567 274,797        --    13,040,770    7,706,842  3,784,649        --    3,922,193
 Conversions............  2,478,628                       2,478,628   (2,478,628)                       (2,478,628)
 Stock plan
  transactions..........      3,284 (11,228)                 14,512
 Accretion of redeemable
  preferred stock.......
 Adjustment for the
  distribution..........
 Other..................     89,568                          89,568    1,261,550                         1,261,550
                         ---------- -------    -------   ----------   ----------  --------- ----------  ----------
Balance, December 31,
 1997................... 15,887,047 263,569        --    15,623,478    6,489,764  3,784,649        --    2,705,115
 Conversions............    244,760                         244,760     (244,760)                         (244,760)
 Stock plan
  transactions..........            (68,235)                 68,235
 Accretion of redeemable
  preferred stock.......
 Common stock rights
  offering..............  3,678,612                       3,678,612
 Other..................      3,231                           3,231
                         ---------- -------    -------   ----------   ----------  --------- ----------  ----------
Balance, December 31,
 1998................... 19,813,650 195,334        --    19,618,316    6,245,004  3,784,649        --    2,460,355
                         ========== =======    =======   ==========   ==========  ========= ==========  ==========



          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, Except Per Share Amounts)

1. Background and Basis of Presentation

  The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), the nation's tenth largest independent local exchange carrier ("ILEC"); CTSI, Inc, a competitive local exchange carrier ("CLEC"); and other operations ("Other") which include Commonwealth Communications ("CC"), an engineering services business; epix(TM) Internet Services ("epix"); and Commonwealth Long Distance Company ("CLD") a reseller of long-distance services. All significant intercompany accounts and transactions are eliminated.

  On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consisted primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations; and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consisted of C-TEC's Michigan Cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. and amended its articles of incorporation to effect a two for three reverse stock split.

  CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services (management fees), among the three companies, including a distribution agreement and a tax-sharing agreement.

  In accordance with Accounting Principles Board Opinion No. 30--"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations prior to September 30, 1997, to reflect RCN and Cable Michigan as discontinued operations.

2. Summary of Significant Accounting Policies

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition--Local telephone service revenue is recorded as earned based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association (NECA). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

  Internet access service revenues are recorded based on contracted fees.

  Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided.

  Long-term contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

  Advertising Expense--Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,948, $4,090 and $1,036 in 1998, 1997 and 1996, respectively.

  Stock-Based Compensation--The Company applies Accounting Principles Board Opinion No. 25--"Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure--only provisions of Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" ("SFAS 123"). All share and per share data, stock option data and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11).

  Earnings Per Share--Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year. All share and per share data, stock option data and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11). Also, all share and per share data have been restated to reflect the additional 3,678,612 shares issued in the October 1998, Common Stock Rights Offering.

  Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the years ended December 31, 1998, 1997 and 1996, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive. All share and per share data, stock option data and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11). Also, all share and per share data have been restated to reflect the additional 3,678,612 shares issued in the October 1998, Common Stock Rights Offering.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                1998       1997       1996
                                             ---------- ---------- ----------
   Income from continuing operations before
    extraordinary charge.................... $   20,455 $   22,184 $   25,869
   Preferred stock dividends(1).............      2,882      2,600      2,600
                                             ---------- ---------- ----------
     Subtotal...............................     17,573     19,584     23,269
   Accretion of preferred stock(1)..........      9,483      1,649      1,374
                                             ---------- ---------- ----------
     Total.................................. $    8,090 $   17,935 $   21,895
                                             ========== ========== ==========
   Basic earnings per average common share:
     Average shares outstanding............. 22,058,101 22,000,625 21,984,743
     Income per average common share........ $     0.37 $     0.82 $     1.00
   Diluted earnings per average common
    share:
     Average shares outstanding............. 22,058,101 22,000,625 21,984,743
     Dilutive shares resulting from stock
      options...............................    606,163    373,742    157,365
     Redeemable preferred stock(2)..........        --         --         --
                                             ---------- ---------- ----------
                                             22,664,264 22,374,367 22,142,108
                                             ========== ========== ==========
   Income per average common share.......... $     0.36 $     0.80 $     0.99

--------
(1) Includes accrued dividends and accretion of $282 and $7,834, respectively (See Note 20).
(2) In 1998, 1997 and 1996, the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

  Cash and Temporary Cash Investments--For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

  Property, Plant and Equipment and Depreciation--Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

  Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 7.08%, 6.70% and 6.38% in 1998, 1997 and 1996, respectively. The range of depreciable plant asset lives is three to thirty-seven years. At the time telephone plant is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation. For all other property, plant and equipment, gain or loss is recognized on retirements and dispositions.

  Deferred Charges and Other Assets--Deferred charges and other assets principally include costs incurred to obtain financing and prepaid pension cost.

  Income Taxes--The Company and its subsidiaries report income for federal income tax purposes on a consolidated basis.

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes" ("SFAS 109"). The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. An asset and liability approach requires the

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Investments tax credits ("ITC") have been deferred in prior years and are being amortized over the average lives of the applicable property. Investment tax credits are fully amortized as of December 31, 1998.

  Accounting for Impairments--Long-lived assets and certain identifiable intangibles to be held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

  No impairment losses have been recognized by the Company.

3. SEGMENT INFORMATION

  The company operates in two principal business segments: Commonwealth Telephone Company ("CT"), the nation's tenth largest independent Incumbent Local Exchange Carrier ("ILEC") which has been operating in various rural Pennsylvania markets since 1897; and CTSI, Inc. ("CTSI"), a Competitive Local Exchange Carrier ("CLEC") which formally commenced operations in 1997. Additionally, CTE operates three support businesses that provide expertise to its two principal operating segments. These businesses consist of Commonwealth Communications ("CC"), a telecommunications engineering and consulting business; epix(TM) Internet Services ("epix"); and Commonwealth Long Distance Company ("CLD"), a facilities-based long-distance reseller. CT provides local and long-distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services. CTSI is a competitive local exchange carrier operating in five markets, offering bundled local and long-distance telephone, Internet and vertical services. CC provides telecommunications engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located principally in Pennsylvania. epix is an Internet service provider. CLD provides long-distance telephone services to CT's and CTSI's customers. No single external customer contributes ten percent or more of CTE's consolidated revenues. Revenue from local telephone, Internet access and long-distance telephone service is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage of completion method.

  "Operating income (loss) before depreciation and amortization" for 1998, 1997 and 1996, includes $7,016, $8,283 and $8,382, respectively for management fees.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Financial information by business segment is as follows:

                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                   -------------------------------------------
                                      CT       CTSI     OTHER     CONSOLIDATED
                                   --------  --------  --------   ------------
Sales............................. $164,113  $ 22,542  $ 51,111     $237,766
Elimination of intersegment
 sales............................    8,847       305     2,880       12,032
External sales....................  155,266    22,237    48,231      225,734
Operating income (loss) before
 depreciation and amortization....   88,785    (9,103)    1,930       81,612
Depreciation and amortization.....   29,702     4,873     2,807       37,382
Operating income (loss)...........   59,083   (13,976)     (877)      44,230
Interest income (expense).........   (4,291)      --     (5,226)      (9,517)
Other income (expense)............     (366)      674      (108)         200
Income from continuing operations
 before income taxes..............   54,426   (13,302)   (6,211)      34,913
Provision (benefit) for income
 taxes............................   22,617    (4,008)   (2,345)      16,264
Identifiable assets...............  304,891    92,159    35,892      432,942
Capital expenditures..............   37,459    46,380     4,058       87,897
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                   -------------------------------------------
                                      CT       CTSI     OTHER     CONSOLIDATED
                                   --------  --------  --------   ------------
Sales............................. $155,636  $  5,659  $ 51,716     $213,011
Elimination of intersegment
 sales............................   11,098       330     4,987       16,415
External sales....................  144,538     5,329    46,729      196,596
Operating income (loss) before
 depreciation and amortization....   80,880    (9,981)    1,778       72,677
Depreciation and amortization.....   27,857     1,039     2,320       31,216
Operating income (loss)...........   53,023   (11,020)     (542)      41,461
Interest income (expense).........   (5,046)      177    (1,642)      (6,511)
Other income (expense)............     (312)      114     1,239        1,041
Income from continuing operations
 before income taxes..............   47,665   (10,729)     (945)      35,991
Provision (benefit) for income
 taxes............................   19,723    (3,645)     (618)      15,460
Identifiable assets...............  287,081    48,321    38,265      373,667
Capital expenditures..............   30,739    36,615    56,078*     123,432
                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                                   -------------------------------------------
                                      CT       CTSI     OTHER     CONSOLIDATED
                                   --------  --------  --------   ------------
Sales............................. $147,783  $     89  $ 60,008     $207,880
Elimination of intersegment
 sales............................   12,208       --      9,166       21,374
External sales....................  135,575        89    50,842      186,506
Operating income (loss) before
 depreciation and amortization....   73,887      (941)    2,520       75,466
Depreciation and amortization.....   25,975         9     1,406       27,390
Operating income (loss)...........   47,912      (950)    1,114       48,076
Interest income (expense).........   (5,329)      --       (747)      (6,076)
Other income (expense)............     (128)       (3)    2,417        2,286
Income from continuing operations
 before income taxes..............   42,455      (953)    2,784       44,286
Provision (benefit) for income
 taxes............................   16,626      (333)    3,667       19,960
Identifiable assets...............  285,183     6,724   335,746**    627,653
Capital expenditures..............   28,834     6,692    51,286*      86,812

--------
 * Primarily includes capital expenditures of discontinued operations. **Includes net assets of discontinued operations of $318,493 in 1996.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4. BUSINESS COMBINATIONS

  The following business combinations were transacted by wholly-owned subsidiaries of C-TEC. The acquired businesses were transferred to RCN or Cable Michigan in connection with the restructuring.

  On August 30, 1996, FNY Holding Company, Inc. ("FNY"), acquired from Level 3 Telecom Holdings, Inc., (formerly Kiewit Telecom Holdings, Inc.), C-TEC's controlling shareholder at the time, an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") for cash consideration of approximately $29,000. In addition, FNY assumed liabilities of approximately $7,600. (In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television.) The acquisition was accounted for as a purchase, and accordingly, Freedom is included in the Company's Consolidated Financial Statements from the date of purchase through the date of the Distribution.

  FNY allocated the purchase price paid on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. There was no excess cost over fair value of net assets acquired.

  Contingent consideration of $15,000 was payable in cash and was to be based upon the number of net eligible subscribers, as defined, in excess of 16,563 delivered to the Company. The contingent consideration is not included in the acquisition cost total above, but was to have been recorded when and if the future delivery of subscribers occurred. In addition, FNY paid $922 to Level 3 Telecom Holdings, Inc. which represents compensation for foregone interest on the amount invested by Level 3 Telecom Holdings, Inc. in Freedom. This amount has been charged to operations.

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

5. DISCONTINUED OPERATIONS

  Pursuant to the Distribution discussed in Note 1 to the Consolidated Financial Statements, the Company has accounted for the RCN and Cable Michigan operations as discontinued operations. All activity up to the date of disposition has been accounted for as discontinued operations.

  Sales of discontinued operations were $152,772 in 1997 and $180,802 in 1996.

  Results of discontinued operations is comprised of the following:

                                                             FOR THE YEARS
                                                            ENDED DECEMBER
                                                                  31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
     (Loss) gain on disposal of discontinued operations... $(13,745) $   (160)
     (Loss) from discontinued operations..................  (22,404)  (13,396)
                                                           --------  --------
       Total discontinued operations...................... $(36,149) $(13,556)
                                                           ========  ========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
     CT................................................... $ 483,679  $ 454,139
     CTSI.................................................    89,209     43,306
     Other................................................    17,285     13,562
                                                           ---------  ---------
     Total property, plant and equipment..................   590,173    511,007
     Less accumulated depreciation........................  (251,226)  (223,051)
                                                           ---------  ---------
     Property, plant and equipment, net................... $ 338,947  $ 287,956
                                                           =========  =========

  Depreciation expense was $37,382, $31,216 and $27,390 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. INVESTMENTS

  Investments are as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
     Rural Telephone Bank Stock.................................. $6,409 $6,409
     Partnership.................................................  2,451  2,376
     Other.......................................................     38     30
                                                                  ------ ------
       Total Investments......................................... $8,898 $8,815
                                                                  ====== ======

  Investment carried on the equity method consists of the following:

                                                               PERCENTAGE OWNED
                                                               -----------------
                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
     Yellow Book, USA, L.P. Partnership.......................   50.00%   50.00%

  Partnership between the Company and Yellow Book, USA, L.P. ("Yellow Book") whereby Yellow Book provides directory publishing services, including yellow pages advertising sales for eight telephone directories.

8. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
     Unamortized debt issuance costs............................. $  804 $  972
     Prepaid pension cost........................................  4,420  3,729
     Prepaid professional services...............................    --     162
     Executive stock purchase plan...............................     97    --
     Other.......................................................    639    593
                                                                  ------ ------
       Total..................................................... $5,960 $5,456
                                                                  ====== ======

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. DEBT

  a. Long-term debt--Long-term debt outstanding is as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                              1998     1997
                                                            -------- --------
   Credit Agreement--National Bank for Cooperatives 6.95%
    due 2009............................................... $ 92,348 $101,357
   Revolving Credit Facility...............................   33,500   75,000
                                                            -------- --------
     Total.................................................  125,848  176,357
   Due within one year.....................................    9,010    9,010
                                                            -------- --------
     Total long-term debt.................................. $116,838 $167,347
                                                            ======== ========

  In July 1997, the Company entered into a $125,000 revolving credit facility which matures June 2002. Throughout 1998, the Company borrowed an additional $35,500 on the facility primarily to fund CTSI's expansion. On October 28, 1998, the Company received approximately $77,000 in proceeds from its Common Stock Rights Offering. The proceeds were used to reduce the outstanding borrowings on the revolving credit facility to $33,500 at December 31, 1998. The weighted average interest rate at December 31, 1998 on the revolving credit facility was 6.09%. The facility contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

  On February 8, 1999, CTE borrowed $52,500 against its revolving credit facility at a LIBOR interest rate of 5.44% to redeem outstanding preferred stock and accrued dividends associated with the Yee Family Trusts litigation settlement (see Note 20).

  In March 1994, the Company entered into a $135,143 credit agreement with the National Bank for Cooperatives (CoBank) at interest rates chosen by the Company based on a number of options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 1998, the weighted average interest rate was 6.95% on borrowings of $92,348.

  The funds from the CoBank agreement were used to prepay outstanding borrowings under various mortgage notes and security agreements with the United States of America through the Rural Electrification Administration, the Rural Telephone Bank (RTB) and the Federal Financing Bank on the closing date. In accordance with the terms of the mortgage notes and security agreements, the Company was required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. In connection with the prepayment, the Company converted all outstanding RTB Class B stock to RTB Class C stock. Such stock is entitled to cash dividends.

  The Company's holdings of RTB stock are included in the investments on the Company's balance sheets. Substantially all the assets of the Company are subject to the lien of the CoBank Agreement described above.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Maturities and sinking fund requirements on long-term debt for each year ending December 31, 1999 through 2003 are as follows:

                                                                       AGGREGATE
     YEAR                                                               AMOUNTS
     ----                                                              ---------
     1999.............................................................  $ 9,010
     2000.............................................................  $ 9,010
     2001.............................................................  $ 9,010
     2002.............................................................  $42,510
     2003.............................................................  $ 9,010

  b. Short-Term Debt--At December 31, 1998, the Company had unused committed lines of credit that provided for borrowings of up to $5,000 at LIBOR plus 1% (6.07% at December 31, 1998). Short-term unsecured borrowings may be made under this line of credit. The amounts available under this line of credit are reduced by outstanding letters of credit ($750 at December 31, 1998). This line of credit is cancelable at the option of the bank or the Company.

  There are no commitment or facility fees associated with maintaining availability of the above-mentioned lines of credit.

10. REDEEMABLE PREFERRED STOCK

  In connection with the 1995 acquisition of Twin County Trans-Video, Inc. ("Twin County"), the shareholders approved the issuance of 4,100,000 shares of Preferred Series A and 1,100,000 shares of Preferred Series B shares (collectively the "Preferred Stock"). Such shares were issued in September 1995 and were outstanding at December 31, 1997 and 1996. The shares were subsequently redeemed on February 8, 1999.

  The Preferred Stock has a stated value of $10 per share and is entitled to receive $10 per share in liquidation. Dividends on the Preferred Stock are cumulative at 5% per annum beginning January 1, 1996 and must be paid in the event of liquidation before any distribution to holders of Common Stock and Class B Stock. The Company paid dividends on the redeemable preferred stock of $2,600 in 1998, $1,950 in 1997 and $2,600 in 1996.

  The Preferred Stock was recorded at fair value on the date of issuance. The excess of the stated value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. Such accretion aggregated $1,649, $1,649 and $1,374 in 1998, 1997 and 1996, respectively.

  On February 8, 1999, the Company redeemed the shares of its Preferred Stock Series A and Preferred Stock Series B at their stated value, an aggregate of $52,000, plus accrued dividends. This was pursuant to a Settlement Agreement between the Company and the Yee Family Trusts with respect to the action filed on September 30, 1997 by the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B. The Yee Family Trusts have dismissed with prejudice the action against all defendants, including the Company, RCN Corporation and Cable Michigan, Inc. (see Note 20).

11. COMMON SHAREHOLDERS' EQUITY AND STOCK PLANS

  Common Stock--The Company has authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Stock at December 31, 1998 and 1997.

  At the Company's annual shareholders' meeting on October 1, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two for three reverse stock split

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  In December 1995, the Company acquired from Level 3 Telecom Holdings, Inc. (formerly Kiewit Telecom Holdings, Inc.) all the issued and outstanding shares of common stock of RCN Holdings, Inc. ("Holdings"). Holdings was a wholly-owned subsidiary of Level 3 Telecom Holdings, Inc. that owned 85,465 shares of Common Stock of the Company and 2,388,271 shares of Class B Stock of the Company. Level 3 Telecom Holdings, Inc. was the Company's controlling shareholder at the time and is controlled by Level 3 Communications, Inc. In exchange for newly issued shares of Common Stock and Class B Stock, respectively, equal to the number of shares of Common Stock and Class B Stock held by Holdings, Level 3 Telecom Holdings, Inc. agreed that it would reduce its direct and indirect stock interest in the Company if such reductions are necessary to accomplish a spin-off of certain of the Company's businesses on a tax-free basis to the Company and its shareholders.

  The transaction was accounted for as a corporate reorganization and the newly issued shares were recorded at Level 3 Telecom Holdings, Inc.'s cost. In 1995, the Common and Class B Stock of the Company acquired in the transaction was accounted for as a contra equity account encaptioned Parent Stock Held by Subsidiary. In 1996, Holdings was dissolved and the shares of Common Stock and Class B Stock of the Company held by Holdings were returned to treasury stock.

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

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Information relating to CTE stock options is as follows:

                                                                     WEIGHTED
                                                       NUMBER OF     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                       ---------  --------------
   Outstanding December 31, 1995......................   803,042      $ 9.30
     Granted..........................................    63,333      $10.92
     Exercised........................................   (19,333)     $10.77
     Canceled.........................................   (90,667)     $11.05
                                                       ---------
   Outstanding December 31, 1996......................   756,375      $ 9.38
     Granted..........................................   261,479      $11.05
     Exercised........................................    (9,000)     $13.64
     Canceled.........................................    (1,000)     $11.10
                                                       ---------
   Outstanding December 31, 1997...................... 1,007,854      $ 9.77
     Granted..........................................   591,500      $24.77
     Exercised........................................   (68,234)     $10.91
     Canceled.........................................   (95,345)     $21.22
                                                       ---------
   Outstanding December 31, 1998...................... 1,435,775      $15.19
                                                       =========
   Shares exercisable December 31, 1996...............   232,467      $ 9.32
                                                       ---------      ------
   Shares exercisable December 31, 1997...............   408,873      $ 9.35
                                                       ---------      ------
   Shares exercisable December 31, 1998...............   535,868      $ 9.47
                                                       ---------      ------

  The range of exercise prices for options outstanding at December 31, 1998 is $8.73 to $27.00.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted average assumptions for dividend yield of zero for 1998, 1997 and 1996; expected volatility of 47.8% for 1998, 34.9% for 1997 and 34.9% for 1996; risk-free interest rate of 4.72%, 6.52% and 5.95% for 1998, 1997 and 1996, respectively; and expected lives of five years for 1998, 1997 and 1996.

  The weighted-average grant data fair value of options is as follows: $11.82 for 1998, $12.91 for 1997 and $12.74 for 1996.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                         1998    1997     1996
                                                        ------ --------  ------
   Net earnings (loss)--as reported...................  $8,090 $(18,214) $6,411
   Net earnings (loss)--pro forma.....................  $6,534 $(18,765) $6,388
   Basic earnings (loss) per average common share--as
    reported..........................................  $ 0.37 $  (0.83) $ 0.29
   Basic earnings (loss) per average common share--pro
    forma.............................................  $ 0.30 $  (0.85) $ 0.29
   Diluted earnings (loss) per average common share--
    as reported.......................................  $ 0.36 $  (0.81) $ 0.29
   Diluted earnings (loss) per average common share--
    pro forma.........................................  $ 0.29 $  (0.84) $ 0.29

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

  At December 31, 1998, there were approximately 44,300 ESPP shares arising from participants' contributions and approximately 32,400 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 1998, deferred compensation cost relating to matching shares was $97. Expense recognized in 1998 and 1997 was $59 and $22, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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

  Pension (credit) cost is as follows:

                              FOR THE YEARS ENDED
                                 DECEMBER 31,
                            -------------------------
                             1998     1997     1996
                            -------  -------  -------
   Benefits earned during
    the year (service
    cost).................. $ 1,542  $ 1,251  $ 2,365
   Interest cost on
    projected benefit
    obligation.............   3,416    3,053    3,412
   Actual return on plan
    assets.................  (5,618)  (4,376)  (3,880)
   Other components--net...     (29)    (691)  (1,456)
                            -------  -------  -------
   Net periodic pension
    (credit) cost.......... $  (689) $  (763) $   441
                            =======  =======  =======

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of the Company with a fair value of approximately $5,277 and $4,125 at December 31, 1998 and 1997, respectively.

  The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Change in plan assets:
    Fair value of plan assets beginning of year............. $ 69,973  $ 55,325
    Actual return...........................................   11,886    16,216
    Benefits paid...........................................   (1,850)   (1,568)
                                                             --------  --------
     Fair value of plan assets at end of year............... $ 80,009  $ 69,973
                                                             --------  --------
   Change in benefit obligation:
    Projected benefit obligation at beginning of year....... $ 45,900  $ 40,118
    Benefits earned.........................................    1,542     1,251
    Interest cost...........................................    3,416     3,053
    Actuarial loss..........................................    4,194     3,046
    Benefits paid...........................................   (1,850)   (1,568)
                                                             --------  --------
     Projected benefit obligation at end of year............ $ 53,202  $ 45,900
                                                             --------  --------
   Plan assets in excess of benefit obligation.............. $ 26,807  $ 24,073
   Unrecognized actuarial gain..............................  (21,925)  (19,599)
   Unrecognized prior service cost..........................    2,012     2,225
   Unrecognized net transition obligation...................   (2,474)   (2,970)
                                                             --------  --------
   Prepaid benefit cost..................................... $  4,420  $  3,729
                                                             ========  ========

  The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

                                                               DECEMBER 31,
                                                             -----------------
                                                             1998  1997  1996
                                                             ----- ----- -----
   Discount Rate............................................ 6.75% 7.00% 7.50%
   Expected long-term rate of return on plan assets......... 9.00% 8.00% 8.00%
   Weighted average long-term rate of compensation
    increases............................................... 6.00% 6.00% 6.00%

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $727, $531 and $901 in 1998, 1997 and 1996, respectively.

  For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees.

  Net periodic postretirement benefit cost was $169, $168, and $170 for the years ended December 31, 1998, 1997 and 1996, respectively of which service cost was $5 for each of the three years.

  The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
   Change in plan assets:
    Fair value of plan assets at beginning of year........... $   --   $   --
    Employer contributions...................................     188      186
    Benefits paid............................................    (188)    (186)
                                                              -------  -------
     Fair value of plan assets at end of year................ $   --   $   --
                                                              -------  -------
   Change in benefit obligation:
    Projected benefit obligation at beginning of year........ $ 2,323  $ 2,230
    Service cost.............................................       6        5
    Interest cost............................................     163      164
    Actuarial loss...........................................      51      110
    Benefits paid............................................    (188)    (186)
                                                              -------  -------
     Projected benefit obligation at end of year............. $ 2,355  $ 2,323
                                                              -------  -------
   Plan assets in excess of benefit obligation............... $(2,355) $(2,323)
   Unrecognized actuarial gain...............................    (133)    (184)
                                                              -------  -------
     Accrued benefit cost.................................... $(2,488) $(2,507)
                                                              =======  =======

  The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheets.

  The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% in 1998, 7.0% in 1997 and 7.5% in 1996. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% for 1998, 10.5% for 1997 and 11% for 1996 declining to an ultimate rate of 6% by 2011.

  The effect of increasing the assumed healthcare cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1998 and 1997 by approximately $71 and $70, respectively, and increase the net periodic postretirement benefit cost by approximately $5 in 1998, $5 in 1997 and $5 in 1996.

  The Company also has a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,134, $1,117 and $1,088 at December 31, 1998, 1997 and 1996, respectively. Pension expense for the plans was $84 in 1998, $77 in 1997 and $77 in 1996.

  The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accounts for these

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

benefits under Statement of Financial Accounting Standards No. 112-- "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $632 in 1998, $590 in 1997 and $424 in 1996.

13. INCOME TAXES

  The Provision (Benefit) for Income Taxes is reflected in the Consolidated Statements of Operations as follows:

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
   Currently payable:
     Federal....................................... $10,901  $ 9,032  $16,701
     State.........................................   5,948    3,965    3,727
                                                    -------  -------  -------
       Total current...............................  16,849   12,997   20,428
   Deferred, net:
     Federal.......................................     241    2,189     (127)
     State.........................................    (770)     464      (64)
                                                    -------  -------  -------
       Total deferred..............................    (529)   2,653     (191)
   Investment tax credit amortization..............     (56)    (190)    (277)
                                                    -------  -------  -------
   Provision (benefit) for income taxes:
   From continuing operations...................... $16,264  $15,460  $19,960
   From (loss) gain on disposal of discontinued
    operations.....................................     --    (7,169)    (390)
   From discontinued operations....................     --    (8,941)  (4,223)
                                                    -------  -------  -------
       Total provision for income taxes............ $16,264  $  (650) $15,347
                                                    =======  =======  =======

  The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by the Company:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
   Income from continuing operations before
    provision for income taxes, extraordinary items
    and cumulative effect of accounting principle
    changes.........................................  $36,719  $37,644  $45,829
                                                      =======  =======  =======
   Federal tax provision at statutory rate..........   12,852   13,175   16,040
   Increase (reduction) due to:
   State income taxes, net of federal benefit.......    3,366    2,879    2,411
   Amortization of investment tax credits...........      (37)    (123)    (180)
   Benefit of rate differential applied to reversing
    timing differences..............................      --        18      (71)
   Estimated nondeductible expenses.................      --       --     1,154
   Nondeductible goodwill...........................       39       39       39
   Other, net.......................................       44     (528)     567
                                                      -------  -------  -------
   Provision for income taxes.......................  $16,264  $15,460  $19,960
                                                      =======  =======  =======

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  For 1996, estimated nondeductible expenses relate primarily to charges in connection with the restructuring of the Company.

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Net operating loss carryforwards...................... $  2,337  $  1,150
     Employee benefit plans................................    1,213     1,267
     Reserve for bad debts.................................    1,023       693
     All other.............................................    7,339     5,020
                                                            --------  --------
       Total deferred tax assets...........................   11,912     8,130
                                                            --------  --------
     Property, plant and equipment.........................  (45,602)  (42,637)
     All other.............................................     (704)     (792)
                                                            --------  --------
       Total deferred tax liabilities......................  (46,306)  (43,429)
                                                            --------  --------
       Subtotal............................................  (34,394)  (35,299)
                                                            --------  --------
     Valuation allowance...................................   (1,884)   (1,561)
                                                            --------  --------
       Net deferred taxes.................................. $(36,278) $(36,860)
                                                            ========  ========

  In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, after consideration of the valuation allowance, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

  The net change in the valuation allowance for deferred tax assets during 1998 for continuing operations was an increase of $323.

  State net operating losses will expire as follows:

     1999-2004................................................. $ 2,000 per year
     2005-2009................................................. $12,017

14. REGULATORY ACCOUNTING PRINCIPLES

  Prior to 1996, CT followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71--"Accounting for the Effects of Certain Types of Regulation" ("SFAS 71").

  As a result of filing an alternative regulation plan with the Pennsylvania PUC, CT determined that it no longer met the criteria for the continued application of the accounting required by SFAS 71. In this filing CT requested approval of a change from cost-based, rate-of-return regulation to incentive-based regulation using price caps. CT believed approval of the plan was probable; therefore, it discontinued application of SFAS 71 and, in accordance with Statement of Financial Accounting Standards No. 101--"Accounting for the Discontinuation of the Application of SFAS 71," wrote off the regulatory assets and liabilities previously recognized pursuant to SFAS 71, resulting in an extraordinary charge of $1,928. CT received approval of an alternative regulation plan in January 1997.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15. COMMITMENTS AND CONTINGENCIES

  a. The Company had various purchase commitments at December 31, 1998 related to its 1999 construction budget.

  b. Total rental expense, including pole rentals, was $3,896, $4,002 and $3,359 in 1998, 1997 and 1996, respectively. At December 31, 1998, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $2,214 which are expected to continue indefinitely, are as follows:

                                                                       AGGREGATE
     YEAR                                                               AMOUNTS
     ----                                                              ---------
     1999.............................................................  $1,936
     2000.............................................................  $1,460
     2001.............................................................  $  472
     2002.............................................................  $  377
     2003.............................................................  $  332
     After 2003.......................................................  $1,598

  c. Effective January 1, 1998, the Company entered into a three year agreement for the provision to the Company of data processing services including the general management of the Company's data processing operations. Annual commitments, excluding annual increases based on increases in the Consumer Price Index, are $5,348 and $5,724 in 1999 and 2000.

  d. The Company has outstanding letters of credit aggregating $750 at December 31, 1998.

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

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  a. Cash and temporary cash investments--The carrying amount approximates fair value because of the short maturity of these instruments.

  b. Long-term investments--Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It was not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par and can be held only by recipients of RTB loans.

  c. Long-term debt--The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate long-term debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, it would obtain similar rates in the current market.

  d. Letters of credit--The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The estimated fair value of the Company's financial instruments are as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                    1998             1997
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT   VALUE   AMOUNT   VALUE
                                              -------- ------- -------- -------
   Financial Assets:
     Cash and temporary cash investments....  $16,968  $16,968 $14,017  $14,017
   Financial Liabilities:
     Fixed rate long-term debt:
       Mortgage note payable to the National
        Bank for Cooperatives...............  $46,761  $50,187 $51,323  $54,563
   Floating rate long-term debt:
     Revolving Credit Agreement.............  $33,500  $33,500 $75,000  $75,000
     Mortgage note payable to the National
      Bank for Cooperatives.................  $45,587  $45,587 $50,034  $50,034
   Unrecognized Financial Instruments:
     Letters of credit......................  $   750  $   750 $ 1,500  $ 1,500
     Redeemable preferred stock.............  $52,000  $52,000 $42,517  $42,517

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

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


18. QUARTERLY INFORMATION (UNAUDITED)

                                           FIRST     SECOND    THIRD   FOURTH
                                          QUARTER   QUARTER   QUARTER  QUARTER
                                          --------  --------  -------  -------
1998
Sales.................................... $ 53,235  $ 55,679  $57,748  $59,072
Operating income.........................   10,904    11,426   10,713   11,187
Income from continuing operations before
 extraordinary items.....................    5,071     5,925    4,468    4,991
Gain (loss) from discontinued
 operations..............................      --        --       --       --
Net income (loss)........................    5,071     5,925    4,468    4,991
BASIC EARNINGS PER SHARE:
 Income (loss) per average common share
  from continuing operations............. $   0.18  $   0.23  $  0.15  $ (0.19)
 Net income (loss) available to common
  shareholder per average common share... $   0.18  $   0.23  $  0.15  $ (0.19)
DILUTED EARNINGS PER SHARE:
 Income (loss) per average common share
  from continuing operations............. $   0.18  $   0.21  $  0.15  $ (0.18)
 Net income (loss) available to common
  shareholder per average common share... $   0.18  $   0.21  $  0.15  $ (0.18)
COMMON STOCK CLOSING PRICE:
 High.................................... $  29.25  $  30.13  $ 27.25  $ 33.50
 Low..................................... $  21.94  $  26.38  $ 21.00  $ 19.50
CLASS B STOCK CLOSING PRICE:
 High.................................... $  29.25  $  29.63  $ 28.13  $ 31.50
 Low..................................... $  22.00  $  26.25  $ 23.94  $ 21.63
                                           FIRST     SECOND    THIRD   FOURTH
                                          QUARTER   QUARTER   QUARTER  QUARTER
                                          --------  --------  -------  -------
1997
Sales.................................... $ 46,413  $ 48,553  $50,359  $51,271
Operating income.........................   11,248    11,154    9,990    9,069
Income from continuing operations before
 extraordinary items.....................    6,547     6,524    4,961    4,152
Gain (loss) from discontinued
 operations..............................  (12,885)  (19,484)  (3,790)      10
Net income (loss)........................   (6,338)  (12,960)   1,171    4,162
BASIC EARNINGS PER SHARE:
 Income (loss) per average common share
  from continuing operations............. $   0.25  $   0.25  $  0.17  $  0.15
 Net income (loss) available to common
  shareholder per average common share... $  (0.34) $  (0.64) $  0.00  $  0.15
DILUTED EARNINGS PER SHARE:
 Income (loss) per average common share
  from continuing operations............. $   0.25  $   0.25  $  0.17  $  0.13
 Net income (loss) available to common
  shareholder per average common share... $  (0.33) $  (0.61) $  0.00  $  0.13
COMMON STOCK CLOSING PRICE:
 High.................................... $  12.48  $  14.67  $ 20.81  $ 32.63
 Low..................................... $   9.47  $  10.95  $ 14.20  $ 21.63
CLASS B STOCK CLOSING PRICE:
 High.................................... $  11.84  $  14.19  $ 19.59  $ 32.03
 Low..................................... $   8.97  $  10.86  $ 13.39  $ 21.75

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


19. CERTAIN RELATED PARTY TRANSACTIONS

  The Company had the following transactions with related parties:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                          1998    1997   1996
                                                         ------- ------ ------
   Corporate office costs allocated from RCN............ $ 7,016 $8,332 $8,800
   Long distance terminating access charges to RCN......   1,654  1,312    728
   Revenue from engineering services charged to RCN and
    Cable Michigan......................................     714    483    187
   Interest income on affiliate notes with RCN..........     --     537    354
   Interest expense on affiliate notes with RCN.........     --     241  1,167
   Royalty fees charged to RCN and Cable Michigan.......     --   1,134  1,444
   Long distance expenses from RCN Long Distance........  13,312  1,123  1,058
   Other related party revenues.........................   1,994    688    860
   Other related party expenses.........................     548  1,576    --

  December 31, 1998, the Company had accounts receivable from related parties of $3,850 and accounts payable to related parties of $1,580. All related party note balances at the date of the Distribution were either paid or transferred to Shareholders' Net Investment in connection with the Distribution.

20. SUBSEQUENT EVENTS

  On September 30, 1997, the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, RCN and Cable Michigan and certain present and former directors of the Company in the Superior Court of New Jersey, Chancery Division. The complaint alleged that the Company's restructuring constituted a fraudulent conveyance and alleged breaches of contract and fiduciary duties and of the covenant of good faith and fair dealing in connection with the restructuring. On December 1, 1997, the complaint was amended to allege that the Company's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of 15 Pa. C.S. 1551(b)(2).

  On February 8, 1999, the Company redeemed the shares of its Preferred Stock Series A and Preferred Stock Series B at their stated value, an aggregate of $52,000, plus accrued dividends. This was pursuant to a settlement agreement between the Company and the Yee Family Trusts with respect to the action filed on September 30, 1997 by the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B. The Yee Family Trusts have dismissed with prejudice the action against all defendants, including the Company, RCN Corporation and Cable Michigan, Inc.

  The redemption did not affect the Company's reported net income, but reduced net income to common shareholders by accelerating the Company's reported Preferred Stock dividend and accretion for 1998 by approximately $8,100, or $0.36 per diluted average common share. The increase in this charge represents an acceleration of the accretion that would have been recognized over the remaining term of the Preferred Stock and the accrued dividends through February 8, 1999. Under the terms of each series of Preferred Stock, the Company had the option to redeem the Preferred Stock at its stated value plus accrued dividends at any time after May 15, 1998. On February 8, 1999, the Company borrowed $52,500 on its revolving credit facility to fund the redemption of the Preferred Stock and accrued dividends.

  On February 21, 1999, Commonwealth Telephone Company bargaining employees ratified a new labor contract, which among other things, includes wage increases retroactive to December 1, 1998, a ratification bonus and improvement in certain benefits. Amounts applicable to 1998 have been reflected in the accompanying Consolidated Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    /s/ PricewaterhouseCoopers LLP
_____________________________________
      PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 1999

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Commonwealth Telephone Enterprises, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 25, 1999 appearing on page 55 of the 1998 Annual Report to Shareholders of Commonwealth Telephone Enterprises, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

    /s/ PricewaterhouseCoopers LLP
_____________________________________
      PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 1999

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

  PricewaterhouseCoopers, LLP, independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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


                                          _____________________________________
                                                        John Butler
                                              Executive Vice President--Chief
                                                     Financial Officer

SCHEDULE I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF OPERATIONS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                              (THOUSANDS OF DOLLARS EXCEPT
                                                   PER SHARE AMOUNTS)
Income:
  Sales.................................... $   27,451  $    6,897  $      --
  Interest income-other....................        --          --          --
  Other....................................        357          53          61
                                            ----------  ----------  ----------
    Total income...........................     27,808       6,950          61
                                            ----------  ----------  ----------
Expenses:
  Cost of goods sold.......................     20,533       4,987         --
  Interest expense on long term debt.......      4,769       1,642         --
  Interest expense, net on notes payable to
   subsidiaries............................     (1,146)         46         --
  General & administrative expenses........      7,564       2,171        (258)
  Depreciation and amortization............        672         141         --
                                            ----------  ----------  ----------
    Total expenses.........................     32,392       8,987        (258)
                                            ----------  ----------  ----------
(Loss) income from continuing operations
 before income taxes, equity in net income
 of subsidiaries...........................     (4,584)     (2,037)        319
(Benefit) provision for income taxes.......     (1,680)     (1,301)      1,096
                                            ----------  ----------  ----------
(Loss) income from continuing operations
 before equity in net income of
 subsidiaries..............................     (2,904)       (736)       (777)
Net income of subsidiaries.................     23,359      22,920      24,718
                                            ----------  ----------  ----------
Income from continuing operations..........     20,455      22,184      23,941
Loss from discontinued operations..........        --      (36,149)    (13,556)
                                            ----------  ----------  ----------
Net (loss) income.......................... $   20,455  $  (13,965) $   10,385
                                            ==========  ==========  ==========
Earnings (loss) per average common share:
  Income from continuing operations........ $     0.37  $     0.82  $     0.91
  Discontinued operations..................        --   $    (1.65) $    (0.62)
  Net income available for common
   shareholders............................ $     0.37       (0.83) $     0.29
  Average common shares outstanding........ 22,058,101  22,000,625  21,984,743

SCHEDULE I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
                         ASSETS
Current assets:
  Cash.................................................. $   7,285  $   2,975
  Notes receivable affiliates...........................    40,989        --
  Accounts receivable affiliates........................     7,705      4,050
  Accounts receivable other.............................     6,104      7,864
  Prepayments and other.................................       --         --
  Materials and supply inventory........................     3,749      2,092
  Deferred tax assets and other.........................     1,362      1,094
                                                         ---------  ---------
    Total current assets................................    67,194     18,075
                                                         ---------  ---------
Investment in subsidiaries (stated at equity)...........   162,939    154,736
Property plant and equipment, net of accumulated
 depreciation of $2,554 in 1998 and $2,177 in 1997......     1,826      1,412
Deferred tax assets and other...........................     5,548      4,829
                                                         ---------  ---------
                                                         $ 237,507  $ 179,052
                                                         =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to affiliates............................ $   3,933  $   6,290
  Accounts payable to subsidiaries......................     8,831      2,881
  Accrued liabilities and other.........................    11,188     10,945
                                                         ---------  ---------
    Total liabilities...................................    23,952     20,116
                                                         ---------  ---------
Redeemable preferred stock..............................    52,000     42,517
                                                         ---------  ---------
Long term debt..........................................    33,500     75,000
                                                         ---------  ---------
Deferred income taxes and other deferred credits........     3,319      3,488
Shareholders' equity
  Common stock, par value $1, authorized 85,000,000
   shares, issued 19,813,650 shares in 1998 and
   15,887,047 shares in 1997............................    19,814     15,887
  Class B stock, par value $1, authorized 15,000,000
   shares, issued 6,245,004 shares in 1998 and 6,489,764
   shares in 1997.......................................     6,245      6,490
                                                         ---------  ---------
    Total common stock..................................    26,059     22,377
Additional paid in capital..............................   223,584    151,041
Retained earnings.......................................    11,840      3,750
                                                         ---------  ---------
    Total...............................................   261,483    177,168
Treasury stock at cost, 3,979,983 shares in 1998 and
 4,048,218 shares in 1997...............................  (136,747)  (139,237)
                                                         ---------  ---------
    Total shareholders' equity..........................   124,736     37,931
                                                         ---------  ---------
    Total liabilities and shareholders' equity.......... $ 237,507  $ 179,052
                                                         =========  =========

SCHEDULE I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net (loss) income........................ $   20,455  $  (13,965) $   10,385
  Depreciation and amortization............        673         141         --
  Deferred income taxes and investment tax
   credits, net............................       (303)       (185)        --
  Net decrease (increase) in certain assets
   and liabilities.........................      2,508      (6,100)        883
  Equity in income of subsidiaries.........    (23,359)    (13,229)    (11,162)
  Other....................................         40      (2,122)         37
                                            ----------  ----------  ----------
    Net cash flow (used in) provided by
     operating activities..................         14     (35,460)        143
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and
   equipment...............................     (1,225)        (60)        --
  Dividends from subsidiaries..............     15,000      19,526      15,000
  Capital contributions to subsidiaries....        --      (61,761)    (13,208)
  Redemption (purchase) of short term
   investments.............................        --        2,700         --
  Other....................................        138      (1,493)        --
                                            ----------  ----------  ----------
    Net cash (used in) provided by
     investing activities..................     13,913     (41,088)      1,792
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Redemption of long term debt.............    (77,000)     (8,000)        --
  Issuance of long term debt...............     35,500      83,000         --
  Proceeds from the issuance of common
   stock...................................        693         183         665
  Preferred dividends......................     (2,882)     (1,950)     (2,600)
  Increase (decrease) in notes payable to
   affiliates..............................     (2,388)      6,321         --
  Increase (decrease) in notes receivable
   from affiliates.........................    (40,958)        (31)        --
  Net proceeds of common stock rights
   offering................................     77,418
                                            ----------  ----------  ----------
Net cash (used in) provided by financing
 activities................................     (9,617)     79,523      (1,935)
                                            ----------  ----------  ----------
Increase in cash and temporary cash
 investments...............................      4,310       2,975         --
                                            ----------  ----------  ----------
Cash and temporary cash investments at
 beginning of year.........................      2,975         --   $      --
                                            ----------  ----------  ----------
Cash and temporary cash investments at end
 of year................................... $    7,285  $    2,975  $      --
                                            ----------  ----------  ----------
Components of net (increase) decrease in
 certain assets and liabilities:
  Accounts receivable...................... $   (1,895) $  (11,914) $      --
  Materials and supply inventory...........     (1,657)     (2,092)        --
  Accounts payable.........................       (624)      1,145      (2,388)
  Prepayments..............................         34        (127)        168
  Accrued expenses.........................      6,650       6,888       3,103
                                            ----------  ----------  ----------
    Net (increase) decrease in certain
     assets and liabilities................ $    2,508  $   (6,100) $      883
                                            ==========  ==========  ==========

SCHEDULE II

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                            ADDITIONS
                                       --------------------
                           BALANCE AT    CHARGED   CHARGED             BALANCE AT
                          BEGINNING OF  TO COSTS   TO OTHER              END OF
      DESCRIPTION            PERIOD    AND EXPENSE ACCOUNTS DEDUCTIONS   PERIOD
      -----------         ------------ ----------- -------- ---------- ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS--DEDUCTED FROM
 ACCOUNTS RECEIVABLE IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  1998..................     $1,098      $1,122     $  47     $  382     $1,885
  1997..................     $  791      $  776     $(123)    $  346     $1,098
  1996..................     $  690      $1,804     $(529)    $1,174     $  791
ALLOWANCE FOR
 INVENTORY--DEDUCTED
 FROM MATERIAL AND
 SUPPLY INVENTORY IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  1998..................     $  346      $  273     $(187)    $  160     $  272
  1997..................     $  227      $  394     $ (62)    $  213     $  346
  1996..................     $  237      $  297     $ (97)    $  210     $  227
ALLOWANCE FOR DEFERRED
 TAX ASSETS--DEDUCTED
 FROM DEFERRED TAX
 ASSETS IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  1998..................     $1,561      $  --      $ 937     $  614     $1,884
  1997..................     $  747      $  758     $ 259     $  203     $1,561
  1996..................     $  663      $  289     $ --      $  205     $  747