Form 10-Q
period 1999-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1999-05-17
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                March 31, 1999

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

                                 (570) 674-2700
              (Registrant's telephone number, including area code)

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

YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1999

Common Stock             19,621,144
Class B Common Stock      2,460,355

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of
            Operations-Quarters ended
            March 31, 1999 and 1998

            Condensed Consolidated Balance Sheets-
            March 31, 1999 and December 31, 1998

            Condensed Consolidated Statements of Cash Flows-
            Quarters Ended March 31, 1999 and 1998

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

                                                              Quarter Ended
                                                                 March 31,
                                                      ----------------------------
                                                           1999            1998
                                                      ------------    ------------
Sales                                                 $     61,270    $     53,235
Costs and expenses, excluding
  management fees and depreciation
  and amortization                                          37,525          31,878
Management fees                                              2,149           1,863
Depreciation and amortization                               10,555           8,590
                                                      ------------    ------------
Operating income                                            11,041          10,904
Interest and dividend income                                   999           1,029
Interest expense                                            (2,692)         (3,080)
Other income (expense), net                                     (7)            (25)
                                                      ------------    ------------
Income before income taxes                                   9,341           8,828
Provision for income taxes                                   4,307           3,875
                                                      ------------    ------------
Income before equity in income of unconsolidated
  entities                                                   5,034           4,953
Equity in income of unconsolidated entities                    114             118
                                                      ------------    ------------
Net income                                                   5,148           5,071
Preferred stock dividend and accretion requirements             --           1,062
                                                      ------------    ------------
Net income to common shareholders                     $      5,148    $      4,009
                                                      ============    ============
Basic earnings per average common share:

  Net income to common shareholders                   $       0.23    $       0.18
                                                      ============    ============
  Weighted average shares outstanding                   22,081,193      22,016,196

Diluted earnings per average common share:

  Net income to common shareholders                   $       0.23    $       0.18
                                                      ============    ============
Weighted average shares and common stock
  equivalents outstanding                               22,859,679      22,611,526

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                        March 31,               December 31,
                                                                          1999                      1998
                                                                    ----------------          ----------------
ASSETS

Current assets:

      Cash and temporary cash investments                               $  10,554                $  16,968
      Accounts receivable and unbilled revenues,
         net of reserve for doubtful accounts of $2,063
         at March 31, 1999 and $1,885 at December 31, 1998                 38,407                   41,178
      Other current assets                                                 23,819                   20,991
                                                                        ---------                ---------
Total current assets                                                       72,780                   79,137

Property, plant and equipment, net of accumulated
      depreciation of $260,540 at March 31, 1999 and
      $251,226 at December 31, 1998                                       348,995                  338,947
Investments                                                                 8,734                    8,898
Deferred charges and other assets                                           6,599                    5,960
                                                                        ---------                ---------
Total assets                                                            $ 437,108                $ 432,942
                                                                        =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Current maturities of long-term debt                              $   9,010                $   9,010
      Accounts payable                                                     29,709                   35,672
      Accrued expenses                                                     42,334                   36,359
      Other current liabilities                                             4,019                    4,516
                                                                        ---------                ---------
Total current liabilities                                                  85,072                   85,557

Long-term debt                                                            167,086                  116,838
Deferred income taxes and investment tax credits                           43,992                   44,094
Other deferred credits                                                     11,716                    9,717
Redeemable preferred stock                                                     --                   52,000
Common shareholders' equity:
      Common stock                                                         26,059                   26,059
      Additional paid-in capital                                          223,585                  223,584
      Retained earnings                                                    16,338                   11,840
      Treasury stock at cost, 3,979,783 shares at
         March 31, 1999 and 3,979,983 shares at
         December 31, 1998                                               (136,740)                (136,747)
                                                                        ---------                ---------
Total common shareholders' equity                                         129,242                  124,736
                                                                        ---------                ---------
Total liabilities and shareholders' equity                              $ 437,108                $ 432,942
                                                                        =========                =========


See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Quarter Ended
                                                                 March 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 16,324     $ 13,668

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment                (20,924)     (19,111)
   Other                                                       586          158
                                                          --------     --------
   Net cash used in investing activities                   (20,338)     (18,953)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                               52,500           --
   Redemption of long-term debt                             (2,252)      (2,252)
   Preferred dividend                                         (650)      (1,300)
   Proceeds from exercise of stock options                       2          558
   Preferred stock redemption                              (52,000)          --
                                                          --------     --------
   Net cash used in financing activities                    (2,400)      (2,994)
                                                          --------     --------
   Net decrease in cash and
     temporary cash investments                             (6,414)      (8,279)
                                                          --------     --------
Cash and temporary cash investments
   at beginning of year                                     16,968       14,017
                                                          --------     --------
Cash and temporary cash investments at
   March 31,                                              $ 10,554     $  5,738
                                                          ========     ========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
   Interest (net of amounts capitalized)                  $  2,550     $  3,064
                                                          ========     ========
   Income taxes                                           $  1,130     $    834
                                                          ========     ========

Supplemental Schedule of Noncash Financing and Investing Activities:

      In 1998, accretion in the carrying value of redeemable preferred stock charged to retained earnings was $412.

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Thousands of Dollars, Except Per Share Data)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, together with any amendment thereto.

2. Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's tenth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business, epix TM Internet Services ("epix") and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

Financial information by business segment is as follows:

Quarter ended March 31, 1999        CT         CTSI       Other     Consolidated
--------------------------------------------------------------------------------

Sales                           $  43,178   $   8,193   $  12,355    $ 63,726
Elimination of
  intersegment sales                2,183          87         186       2,456
External sales                     40,995       8,106      12,169      61,270
Adjusted EBITDA                    23,822      (2,683)        457      21,596
Depreciation and amortization       7,997       1,771         787      10,555
Operating income (loss)            15,825      (4,454)       (330)     11,041
Interest income (expense)            (637)         --      (1,056)     (1,693)
Other income (expense)                (59)         38          14          (7)
Income (loss) before
  income taxes                     15,129      (4,416)     (1,372)      9,341
Provision (benefit) for
  income taxes                      6,291      (1,502)       (482)      4,307

Quarter ended March 31, 1998        CT         CTSI       Other     Consolidated
--------------------------------------------------------------------------------
Sales                           $ 40,151    $  3,942    $ 12,105     $ 56,198
Elimination of
  intersegment sales               2,287          52         624        2,963
External sales                    37,864       3,890      11,481       53,235
Adjusted EBITDA                   21,491      (2,451)        454       19,494
Depreciation and amortization      7,143         820         627        8,590
Operating income (loss)           14,348      (3,271)       (173)      10,904
Interest income (expense)           (911)         --      (1,140)      (2,051)
Other income (expense)               (69)         37           7          (25)
Income (loss) before
  income taxes                    13,368      (3,234)     (1,306)       8,828
Provision (benefit) for
  income taxes                     5,503        (990)       (638)       3,875

3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At March 31, 1999, CTE has approximately 1,738,000 options outstanding at exercise prices ranging from $8.73 to $31.75. During the first three months of 1999, 303,000 options were granted, 800 options were exercised yielding cash proceeds of $2 and no options were canceled.

5. On February 8, 1999, the Company redeemed the shares of its Preferred Stock Series A and Preferred Stock Series B at their stated value, an aggregate of $52,000, plus accrued dividends. This was pursuant to a settlement agreement between the Company and the Yee Family Trusts with respect to the action filed on September 30, 1997. The Yee Family Trusts have dismissed with prejudice the action against all defendants including the Company, RCN Corporation and Cable Michigan, Inc. On February 8, 1999, the Company borrowed $52,500 on its revolving credit facility to fund the redemption of the preferred stock and accrued dividends.

6. Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the year.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the quarter ended March 31, 1998, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

In accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," the number of weighted average common shares outstanding has been restated for 1998 to include the effects of the September, 1998 Stock Rights Offering issuance of 3,678,612 shares of Common Stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per average share computations for net income:

                                                             Quarter ended
                                                               March  31,
                                                       -------------------------
                                                           1999          1998
                                                       -----------   -----------
Net income                                             $     5,148   $     5,071
Preferred stock dividends                                       --           650
                                                       -----------   -----------
   Subtotal                                                  5,148         4,421
   Accretion of preferred stock                                 --           412
                                                       -----------   -----------
   Total                                               $     5,148   $     4,009
                                                       ===========   ===========

Basic earnings per average common share:
   Weighted average shares outstanding                  22,081,193    22,016,196
                                                       ===========   ===========
   Income per average common share                     $      0.23   $      0.18
                                                       ===========   ===========
Diluted earnings per average common share:
   Weighted average shares outstanding                  22,081,193    22,016,196
   Dilutive shares resulting from stock options            778,486       595,330
   Redeemable preferred stock*                                  --            --
                                                       -----------   -----------
Weighted average shares and common stock
   equivalents outstanding                              22,859,679    22,611,526
                                                       ===========   ===========
   Income per average common share                     $      0.23   $      0.18
                                                       ===========   ===========

* In 1998, conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

7. On February 21, 1999, Commonwealth Telephone Company bargaining employees ratified a new labor contract, which among other things, includes wage increases retroactive to December 1, 1998, a ratification bonus and improvement in certain benefits. Amounts applicable to 1998 were included in the Company's 1998 results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  (Thousands of dollars except per share data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulation and competition, statements made in relation to Year 2000 compliance and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments, pending and future litigation, penetration, churn rates, availability of future financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, together with any amendment thereto.

Results of Operations:

Quarter ended March 31, 1999 vs March 31, 1998

Sales increased 15.1% and were $61,270 and $53,235 for the quarter ended March 31, 1999 and 1998, respectively. Contributing to the sales increase were higher sales of CT of $3,131, CTSI of $4,216 and Other of $688.

The Company's operating income was $11,041 for the quarter ended March 31, 1999 as compared to $10,904 for the quarter ended March 31, 1998. The improvement in operating income was primarily the result of increased sales of CT and CTSI, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $5,148 and $5,071 for the quarter ended March 31, 1999 and 1998, respectively. This increase reflects the higher operating income discussed above, lower interest expense partially offset by increased income taxes.

Net income to common shareholders was $5,148 or $0.23 per diluted average common share for the quarter ended March 31, 1999 as compared to net income to common shareholders of $4,009 or $0.18 per diluted average common share for the quarter ended March 31, 1998. This increase primarily reflects the first quarter 1999 preferred stock redemption that eliminated the Company's preferred stock dividend and accretion requirements.

Selected operating data:

                                              March 31,
                                        --------------------
                                         1999         1998      % Change
                                        -------      -------    --------

CT installed access lines               281,889      262,984        7.2%
CTSI installed access lines              52,303       23,211      125.3%

Commonwealth Telephone Company

Sales were $40,995 and $37,864 for the quarters ended March 31, 1999 and 1998, respectively. The sales increase of 8.3% is primarily due to higher access and local service revenues resulting from an increase in switched access lines by 18,905 or 7.2%

The growth in switched access lines reflects CT's continued success in promoting residential second line sales throughout its territory. Residential second line penetration increased to 22.2% from 15.8% in 1998. The increase in access revenue includes interstate access revenue which increased $467 resulting from the growth in access lines and minutes of use and state access revenue which increased $1,754 due to an increase in IntraLATA minutes. Local service revenue increased $739 as a result of the increase in switched access lines.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended March 31, 1999 were $15,738 as compared to $15,048 for the quarter ended March 31, 1998. Contributing to the increase of $690 or 4.6% is an increase in payroll and benefits resulting from annual salary increases and new customer service and outside technician positions.

CTSI

CTSI revenues were $8,106 for the quarter ended March 31, 1999 as compared to $3,890 for the same period in 1998. The increase of $4,216 primarily represents an increase in local, toll and access revenues as a result of the continued penetration in the Wilkes-Barre/Scranton, Harrisburg and Lancaster/Reading, PA and Binghamton, NY markets of $3,688 and increased residential sales of $528. At March 31, 1999, CTSI had 52,303 installed access lines versus 23,211 installed access lines at the quarter ended March 31, 1998. In the three months ended March 31, 1999 CTSI added installed access lines of 8,881, an increase of 20.5%.

Operating expenses, excluding depreciation and amortization and management fees were $10,501 and $6,205 for the quarters ended March 31, 1999 and 1998, respectively. This increase of $4,296 is primarily due to the penetration into the four markets noted above and the first quarter, 1999 expansion into the Bucks, Chester and Montgomery County, PA market. These expenses represent employee-related costs associated with sales, operations and support staff, advertising, leased loop charges, long-distance expense and terminating access from ILECs.

Other

Other sales were $12,169 and $11,481 for the quarter ended March 31, 1999 and 1998, respectively. The increase of $688 is primarily due to increased epix sales of $707 or 33.3%. This increase in sales reflects the continued demand for high-speed Internet access and website development and hosting services. Commonwealth Communications revenue increased $775 as a result of an increase in non-recurring revenues from premises distribution system and business system installations contracts, partially offset by a decline in business system upgrade contracts. CLD revenue decreased $794 primarily as customers switched to alternate long-distance providers due to CLD's above industry rates. The Company expects this trend to continue.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,286 and $10,625 for the quarters ended March 31, 1999 and 1998, respectively. The increase of $661 represents increased costs, primarily payroll and benefits and transport and network costs associated with the growth of epix and increased costs of goods sold for CC associated with higher sales, partially offset by lower costs of CLD due in part to lower sales.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                             Quarter ended
                               March 31,
                        ---------------------
                          1999          1998
                        -------       -------
CT                      $23,822       $21,491
CTSI                     (2,683)       (2,451)
Other                       457           454
                        -------       -------
Total                   $21,596       $19,494
                        =======       =======

Adjusted EBITDA was $21,596 and $19,494 for the quarters ended March 31, 1999 and 1998, respectively. The increase of $2,102 or 10.8% is primarily due to increased sales of CT and CTSI, partially offset by increased costs and expenses of CTSI.

The Company believes that Adjusted EBITDA is an alternate measure of operations and (i) gauges the Company's ability to control costs and increase overall profitability and (ii) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

Depreciation and amortization

Depreciation and amortization increased $1,965 or 22.9% for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The increase primarily is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1998.

Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. Interest expense was $2,692 and $3,080 for the quarters ended March 31, 1999 and 1998, respectively. The decrease is primarily the result of the October, 1998 reduction in outstanding borrowings on the revolving credit facility of $77,000 and lower interest expense on the mortgage note payable to the National Bank for Cooperatives, partially offset by increased interest expense resulting from the $52,500 borrowing associated with the preferred stock redemption in February, 1999.

Income taxes

The Company's effective income tax rates for continuing operations were 45.6% and 43.3% for the quarters ended March 31, 1999 and 1998, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1999 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.

Regulation

On February 26, 1999, the Federal Communications Commission ("FCC") released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The Company's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls, although Bell Atlantic has asked the New York commission to reopen its proceeding and alter this interpretation in response to the FCC ruling. The Company's current interconnection agreements expire in the second half of 1999, and the Company cannot offer any assurance that the reciprocal compensation terms in future agreements will be favorable to the Company's interests. During the first quarter of 1999, CTSI recorded approximately $221 for reciprocal compensation revenues associated with ISP traffic.

The FCC instituted a rulemaking in 1998 to amend access charge rules for rate-of-return Local Exchange Carriers ("LECs"). The FCC's proposal includes the modification of LEC transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. This rulemaking is an outstanding issue at the FCC and it is not possible to determine the impacts, if any, on CT's results of operations.

Also in 1998, the FCC began a proceeding to consider a review of the FCC's authorized rate-of-return for the interstate access services provided by approximately 1,300 LECs, including CT. The FCC will determine if the prevailing rate corresponds to current market conditions.

Under its alternative regulation plan approved in 1997, CTE is protected by an exogenous event provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to rebalance rates to compensate for changes in revenues and/or expenses due to such exogenous events.

The Pennsylvania Public Utility Commission ("Pennsylvania PUC") is continuing its efforts to resolve numerous competitive issues raised during the Global Settlement discussions. The Pennsylvania PUC has established a hearing schedule for two petitions raised by numerous parties that focus on issues such as rates for unbundled network elements, collocation requirements, access charge reductions, universal service, competitive services designation and many others. The ultimate outcome of the hearings cannot be predicted, nor can the effects on the Company's results of operations.

Changes in financial condition:                        March 31,    December 31,
                                                          1999          1998
                                                       ---------    ------------

Cash and temporary cash investments                    $  10,554     $  16,968
Working capital                                        $ (12,292)    $  (6,420)
Long-term debt (including current maturities)          $ 176,096     $ 125,848


                                                        Quarter ended March 31,
                                                          1999          1998
                                                        -------       -------
Net cash provided by operating activities               $16,324       $13,668
Investing activities:
Additions to property, plant and equipment              $20,924       $19,111

Cash and temporary cash investments was $10,554 at March 31, 1999 as compared to $16,968 at December 31, 1998. The Company's working capital ratio was 0.86 to 1 at March 31, 1999 as compared to 0.92 to 1 at December 31, 1998.

For the quarter ended March 31, 1999, the Company's net cash provided by operating activities was $16,324 comprised primarily of net income of $5,148, non-cash depreciation and amortization of $10,555 and working capital changes of $1,300, partially offset by other non-cash items of ($679). Net cash used in investing activities of $20,338 consisted primarily of additions to property, plant and equipment of $20,924. Net cash used in financing activities of ($2,400) consisted primarily of the preferred stock redemption of ($52,000), redemption of long-term debt of ($2,252), partially offset by borrowings of $52,500 on the revolving credit facility.

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $10,554 and $39,000 of availability under its revolving credit facility at March 31, 1999. The Company is currently negotiating new revolving credit agreements that will provide additional borrowing capacity of approximately $115,000. Although the Company gives no assurance that these financing arrangements will be completed, they are expected to close during the second quarter of 1999. The Company presently intends to use the funds provided by these credit facilities for capital expenditures (including building networks), working capital and general corporate purposes.

The Company expects that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction and development of additional networks and services. Sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

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

The Company completed renovation and testing of its mission-critical systems and continues to renovate and test non-critical systems. The Company does not anticipate that mission critical Information Technology (IT) projects will be deferred or delayed as a result of the Year 2000 efforts.

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

Currently the Company is engaging with customers in various phases of their Year 2000 problems and solutions, and manufacturer or customer decisions to provide or install such solutions. Whether manufacturers or owners will make or complete necessary CPE repairs on a timely basis is not yet fully known. As a result, the Company is unable to determine the impact that any CPE interruption would have on the Company's business, financial condition or results of operations.

Although the total costs to remedy the Year 2000 issues cannot be precisely estimated and may change over time, the Company anticipates spending an aggregate of approximately $500 during 1999. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with Generally Accepted Accounting Principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance.

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

PART II.  OTHER INFORMATION

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


Date: May 17, 1999                 Commonwealth Telephone Enterprises, Inc.


                                   /s/ John Butler
                                   John Butler
                                   Executive Vice President and
                                   Chief Financial Officer