Form 10-Q
period 1999-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1999-08-13
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  June 30, 1999

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

YES  X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1999
Common Stock             19,652,887
Class B Common Stock      2,447,814

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                      INDEX



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of
            Operations-Quarters and Six Months ended
            June 30, 1999 and 1998

            Condensed Consolidated Balance Sheets-
            June 30, 1999 and December 31, 1998

            Condensed Consolidated Statements of Cash Flows-
            Six Months Ended June 30, 1999 and 1998

            Notes to Condensed Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition

Item 3.     Quantitative and qualitative disclosures about market risk

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

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
                                   (Unaudited)


                                                               Quarter ended              Six months ended
                                                                 June 30,                     June 30,
                                                        -------------------------    -------------------------
                                                           1999           1998          1999           1998
                                                        ----------     ----------    ----------     ----------
Sales                                                   $   62,985     $   55,679    $  124,255     $  108,914
Costs and expenses, excluding
     management fees and depreciation
     and amortization                                       38,771         33,350        76,296         65,228
Management fees                                              1,540          1,950         3,689          3,813
Depreciation and amortization                               10,902          8,953        21,457         17,543
                                                        ----------     ----------    ----------     ----------

Operating income                                            11,772         11,426        22,813         22,330
Interest and dividend income                                   685            626         1,684          1,655
Interest expense                                            (3,780)        (3,122)       (6,472)        (6,202)
Other income (expense), net                                    388            281           381            256
                                                        ----------     ----------    ----------     ----------

Income from continuing operations before
     income taxes                                            9,065          9,211        18,406         18,039
Provision for income taxes                                   4,563          4,358         8,870          8,233
                                                        ----------     ----------    ----------     ----------

Income before equity in unconsolidated entities              4,502          4,853         9,536          9,806
Equity in income of unconsolidated entities                    997          1,072         1,111          1,190
                                                        ----------     ----------    ----------     ----------

Net income                                                   5,499          5,925        10,647         10,996
Preferred stock dividend and accretion requirements              -          1,063             -          2,125
                                                        ----------     ----------    ----------     ----------

Net income to common shareholders                       $    5,499     $    4,862    $   10,647     $    8,871
                                                        ==========     ==========    ==========     ==========

Basic earnings per average common share:
     Net income available for common shareholders       $     0.25     $     0.23    $     0.48     $     0.41
                                                        ==========     ==========    ==========     ==========

     Weighted average shares outstanding                22,090,721     22,069,130    22,085,958     22,042,664

Diluted earnings per average common share:
     Net income available for common shareholders       $     0.24     $     0.21    $     0.47     $     0.39
                                                        ==========     ==========    ==========     ==========

     Weighted average shares and common
          stock equivalents outstanding                 23,005,540     22,743,374    22,932,611     22,677,466

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                          June 30,          December 31,
                                                            1999                1998
                                                        ----------          ----------
ASSETS
Current assets:
     Cash and temporary cash investments                $   12,097          $   16,968
     Accounts receivable and unbilled revenues,
       net of reserve for doubtful accounts of $2,098 at
       June 30, 1999 and $1,885 at December 31, 1998        40,842              41,178
     Other current assets                                   24,608              20,991
                                                        ----------          ----------

Total current assets                                        77,547              79,137

Property, plant and equipment, net of accumulated
     depreciation of $268,652 at June 30, 1999 and
     $251,226 at December 31, 1998                         370,899             338,947
Investments                                                  8,795               8,898
Deferred charges and other assets                            5,961               5,156
Unamortized debt issuance costs                              1,648                 804
                                                        ----------          ----------

Total assets                                            $  464,850          $  432,942
                                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt               $    9,010          $    9,010
     Accounts payable                                       32,160              35,672
     Accrued expenses                                       39,786              36,359
     Other current liabilities                               3,881               4,516
                                                        ----------          ----------

Total current liabilities                                   84,837              85,557

Long-term debt                                             187,833             116,838
Deferred income taxes and investment tax credits            44,596              44,094
Other deferred credits                                      12,368               9,717
Redeemable preferred stock                                       -              52,000
Common shareholders' equity:
     Common stock                                           26,061              26,059
     Additional paid-in capital                            223,394             223,584
     Retained earnings                                      21,837              11,840
     Treasury stock at cost, 3,961,581 shares at
       June 30, 1999 and 3,979,983 shares at
       December 31, 1998                                  (136,076)           (136,747)
                                                        ----------          ----------

Total common shareholders' equity                          135,216             124,736
                                                        ----------          ----------

Total liabilities and shareholders' equity              $  464,850          $  432,942
                                                        ==========          ==========


See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                           Six months ended
                                                                                June 30,
                                                                     ----------------------------
                                                                      1999                1998
                                                                     --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 30,084            $ 24,545

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant & equipment                         (53,611)            (43,552)
     Other                                                              1,405                 810
                                                                     --------            --------
     Net cash used in investing activities                            (52,206)            (42,742)
                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of long-term debt                                        75,500              19,500
     Redemption of long-term debt                                      (4,505)             (4,505)
     Preferred dividend                                                  (650)             (1,950)
     Proceeds from exercise of stock options                              192                 601
     Preferred stock redemption                                       (52,000)                  -
     Debt issuance costs                                               (1,367)                  -
     Issuance of common stock                                              81                   -
                                                                     --------            --------
     Net cash provided by financing activities                         17,251              13,646
                                                                     --------            --------
     Net (decrease) in cash and
       temporary cash investments                                      (4,871)             (4,551)
                                                                     --------            --------
Cash and temporary cash investments
     at beginning of year                                              16,968              14,017
                                                                     --------            --------
Cash and temporary cash investments at
     June 30,                                                        $ 12,097            $  9,466
                                                                     ========            ========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
     Interest (net of amounts capitalized)                           $  5,821            $  6,192
                                                                     ========            ========
     Income taxes                                                    $  7,385            $  6,275
                                                                     ========            ========

Supplemental Schedule of Noncash Financing and Investing Activities:

     In 1998, accretion in the carrying value of redeemable preferred stock charged to retained earnings was $825.

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Thousands of Dollars, Except Per Share Data)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

2. Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's ninth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business, epix(TM) Internet Services ("epix") and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

Financial information by business segment is as follows:


Quarter ended June 30, 1999            CT            CTSI          Other        Consolidated
---------------------------         --------      ---------       --------      ------------
Sales                                $43,630         $9,387        $12,333           $65,350
Elimination of intersegment sales      2,147            152             66             2,365
External sales                        41,483          9,235         12,267            62,985
Adjusted EBITDA                       24,246         (2,308)           736            22,674
Depreciation and amortization          8,121          1,973            808            10,902
Operating income (loss)               16,125         (4,281)           (72)           11,772
Interest income (expense), net          (912)             -         (2,183)           (3,095)
Other income (expense), net              (56)           438              6               388
Income (loss) before income
     taxes                            15,157         (3,843)        (2,249)            9,065
Provision (benefit) for income
     taxes                             6,306           (993)          (750)            4,563


Quarter ended June 30, 1998            CT            CTSI          Other        Consolidated
---------------------------         --------      ---------      ---------      ------------

Sales                                $40,721         $5,068        $12,759           $58,548
Elimination of intersegment sales      2,251             79            539             2,869
External sales                        38,470          4,989         12,220            55,679
Adjusted EBITDA                       22,384         (2,411)           406            20,379
Depreciation and amortization          7,241          1,029            683             8,953
Operating income (loss)               15,143         (3,440)          (277)           11,426
Interest income (expense), net        (1,190)             -         (1,306)           (2,496)
Other income (expense), net             (129)           421            (11)              281
Income (loss) before income
     taxes                            13,824         (3,019)        (1,594)            9,211
Provision (benefit) for income
     taxes                             5,710           (777)          (575)            4,358



Six months ended June 30, 1999         CT            CTSI          Other       Consolidated
------------------------------      --------       --------       --------     ------------
Sales                                $86,808        $17,580        $24,688         $129,076
Elimination of intersegment sales      4,330            239            252            4,821
External sales                        82,478         17,341         24,436          124,255
Adjusted EBITDA                       48,068         (4,991)         1,193           44,270
Depreciation and amortization         16,118          3,744          1,595           21,457
Operating income (loss)               31,950         (8,735)          (402)          22,813
Interest income (expense), net        (1,549)             -         (3,239)          (4,788)
Other income (expense), net             (115)           476             20              381
Income (loss) before income
     taxes                            30,286         (8,259)        (3,621)          18,406
Provision (benefit) for income
     taxes                            12,597         (2,495)        (1,232)           8,870


Six months ended June 30, 1998         CT            CTSI          Other       Consolidated
------------------------------      --------       --------       --------     ------------

Sales                                $80,872         $9,010        $24,864         $114,746
Elimination of intersegment sales      4,538            131          1,163            5,832
External sales                        76,334          8,879         23,701          108,914
Adjusted EBITDA                       43,875         (4,862)           860           39,873
Depreciation and amortization         14,384          1,849          1,310           17,543
Operating income (loss)               29,491         (6,711)          (450)          22,330
Interest income (expense), net        (2,101)             -         (2,446)          (4,547)
Other income (expense), net             (198)           458             (4)             256
Income (loss) before income
     taxes                            27,192         (6,253)        (2,900)          18,039
Provision (benefit) for income
     taxes                            11,213         (1,767)        (1,213)           8,233


3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At June 30, 1999, CTE has approximately 1,716,000 options outstanding at exercise prices ranging from $8.73 to $36.75. During the first six months of 1999, 323,000 options were granted, 22,072 options were canceled and 20,403 options were exercised yielding cash proceeds of $192.

5. Basic earnings per share amounts are based on net income after deducting, if applicable, preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents. For the quarter and six months ended June 30, 1998, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

In accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," the number of weighted average common shares outstanding has been restated for all periods presented to include the effects of the September, 1998 Stock Rights Offering issuance of 3,678,612 shares of Common Stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                      Quarter ended                    Six months ended
                                                         June  30,                         June 30,
                                               ----------------------------       ----------------------------
                                                    1999            1998              1999             1998
                                               -----------      -----------       -----------      -----------
Net income                                     $     5,499     $      5,925       $    10,647      $    10,996
Preferred stock dividends                                -              650                 -            1,300
                                               -----------     ------------       -----------      -----------

     Subtotal                                        5,499            5,275            10,647            9,696
     Accretion of preferred stock                        -              413                 -              825
                                               -----------    -------------       -----------      -----------

     Total                                     $     5,499     $      4,862       $    10,647      $     8,871
                                               ===========     ============       ===========      ===========


Basic earnings per average common share:

     Weighted average shares outstanding        22,090,721       22,069,130        22,085,958       22,042,664
                                               ===========     ============       ===========      ===========

     Net income available for common
            shareholders                       $      0.25     $       0.23       $      0.48      $      0.41
                                               ===========     ============       ===========      ===========

Diluted earnings per average common share:

     Weighted average shares outstanding        22,090,721       22,069,130        22,085,958       22,042,664
     Dilutive shares resulting from stock
       options                                     914,819          674,274           846,653          634,802
     Redeemable preferred stock *                        -                -                 -                -
                                               -----------    -------------       -----------      -----------

     Weighted average shares and common
       stock equivalents outstanding            23,005,540       22,743,404        22,932,611       22,677,466
                                               ===========    =============       ===========      ===========

     Net income available for common
       shareholders                            $      0.24     $       0.21       $      0.47      $      0.39
                                               ===========     ============       ===========      ===========

* In 1998, conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

6. The Company utilizes interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements are not recognized in the consolidated financial statements since they are accounted for as hedges.

At June 30, 1999, the Company had outstanding three interest rate swap agreements with commercial banks. These agreements have maturity dates of three and five years and convert $45,000 of variable rate borrowings of 5.07% to fixed rate debt at a weighted average of 5.9%.


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

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations:

Quarters ended June 30, 1999 vs June 30, 1998

Sales increased 13.1% and were $62,985 and $55,679 for the quarter ended June 30, 1999 and 1998, respectively. Contributing to the sales increase were higher sales of CT of $3,013 and CTSI of $4,246.

The Company's operating income was $11,772 for the quarter ended June 30, 1999 as compared to $11,426 for the quarter ended June 30, 1998. The improvement in operating income was primarily the result of increased sales at CT and CTSI, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $5,499 and $4,862 for the quarter ended June 30, 1999 and 1998, respectively. This increase reflects the redeemable preferred stock dividend and accretion requirements charged to earnings in 1998 of $1,063 and the higher operating income discussed above, partially offset by higher interest expense and increased income taxes.

Net income to common shareholders was $5,499 or $0.24 per diluted average common share for the quarter ended June 30, 1999 as compared to net income to common shareholders of $4,862 or $0.21 per diluted average common share for the quarter ended June 30, 1998. This increase primarily reflects the first quarter 1999 preferred stock redemption that eliminated the Company's preferred stock dividend and accretion requirements.

Six months ended June 30, 1999 vs June 30, 1998

Sales increased 14.1% and were $124,255 and $108,914 for the six months ended June 30, 1999 and 1998, respectively. Contributing to the sales increase were higher sales of CT of $6,144, CTSI of $8,462 and Other of $735.

The Company's operating income was $22,813 for the six months ended June 30, 1999 as compared to $22,330 for the six months ended June 30, 1998. The improvement in operating income was primarily the result of increased sales at CT and CTSI, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $10,647 and $8,871 for the six months ended June 30, 1999 and 1998, respectively. This increase primarily reflects the preferred dividends and accretion requirements charged to earnings in 1998 of $2,125 and higher operating income, partially offset by increased interest expense and income taxes.

 Net income to common shareholders was $10,647 or $0.47 per diluted average common share for the six months ended June 30, 1999 as compared to net income to common shareholders of $8,871 or $0.39 per diluted average common share for the six months ended June 30, 1998. This increase primarily reflects the first quarter 1999 preferred stock redemption that eliminated the Company's preferred stock dividend and accretion requirements.


Selected operating data:


                                    June 30,
                                    -------
                                 1999        1998     % Change
                               -------     -------    --------

CT installed access lines      286,778     267,542        7.2%
CTSI installed access lines     60,777      29,169      108.4%

Commonwealth Telephone Company

Sales were $41,483 and $38,470 for the quarters ended June 30, 1999 and 1998, respectively. The sales increase of 7.8% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 19,236 or 7.2%. Vertical service revenue increased 32.3% primarily as a result of a successful second quarter 1999 Caller ID sales campaign.

CT's sales were $82,478 and $76,334 for the six months ended June 30, 1999 and 1998, respectively. The sales increase of 8.0% is primarily due to higher access and local service revenues resulting from an increase in installed access lines.

The growth in access lines reflects CT's continued success in promoting residential second line sales throughout its territory. Residential second line penetration increased to 23.9% from 17.2% in 1998.

The increase in access revenue includes interstate access revenue which increased $591 and $1,059 for the three and six months ended June 30, 1999, resulting from the growth in access lines and minutes of use. State access revenue increased $1,257 and $3,014 for the three and six months ended June 30, 1999 as compared to 1998 due to an increase in IntraLATA minutes. Local service revenue increased $575 and $1,314 for the three and six months ended June 30, 1999 as a result of the increase in access lines.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended June 30, 1999 were $16,231 as compared to $14,739 for the quarter ended June 30, 1998. Contributing to the increase of $1,492 or 10.1% is an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician (due to customer demand for new services, i.e. vertical and lines) positions and quarterly performance-based incentives. An increase in advertising costs associated with CT's Caller ID campaign also contributed to the increase. The increase in access lines contributed to an increase in MIS expenses for customer account processing.

Operating expenses excluding depreciation, amortization and management fees were $31,969 and $29,787 for the six months ended June 30, 1999 and 1998, respectively. The increase of $2,182 or 7.3% was due to an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician positions and incentive plan payouts based on quarterly results. Also contributing to the increase were MIS expenses for customer account processing.

CTSI

CTSI sales were $9,235 for the quarter ended June 30, 1999 as compared to $4,989 for the same period in 1998. The increase of $4,246 primarily represents an increase in local, toll and access revenues of $3,549 as a result of the continued penetration in the Wilkes-Barre/Scranton, Harrisburg, Lancaster/Reading, PA and Binghamton, NY markets and increased residential sales of $697. At June 30, 1999, CTSI had 60,777 installed access lines versus 29,169 installed access lines at the quarter ended June 30, 1998. In the three months ended June 30, 1999, CTSI added installed access lines of 8,474, a sequential quarter increase of 16.2%.

CTSI revenues were $17,341 and $8,879 for the six months ended June 30, 1999 and 1998, respectively. The increase of $8,462 or 95.3% is due to increases in local, toll and access revenues associated with CTSI's continuing penetration into the four markets noted above, including increased residential sales of $1,225.

Operating expenses, excluding depreciation, amortization and management fees were $11,318 and $7,225 for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, operating expenses, excluding depreciation, amortization and management fees were $21,819 as compared to $13,430 for the six months ended June 30, 1998. The increases for both the three and six month periods are a result of the continued growth in the four markets noted above and the 1999 expansion into the Bucks, Chester and Montgomery County, PA market. These expenses represent employee-related costs associated with sales, operations and support staff, building rental expense, leased loop charges, long distance expense and terminating access from ILECs.

Other

Other sales were $12,267 and $12,220 for the quarter ended June 30, 1999 and 1998, respectively. The increase of $47 is due to increased epix sales of $858 or 38.6% and increased CC sales of $114 or 1.8%, offset by decline in CLD sales of $925 or 25.7%.

For the six months ended June 30, 1999, Other sales were $24,436 as compared to $23,701 for the six months ended June 30, 1998. The increase of $735 is attributed to increased epix sales of $1,565 reflecting the continued demand for high-speed Internet access and website development and hosting services; increases in Commonwealth Communications sales of $889 (primarily business systems); and a decline in CLD revenues of $1,719. CLD sales continue to decline as customers switch to alternate long-distance providers due to CLD's above average industry rates. The Company expects this trend to continue.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,222 and $11,386 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $164 is attributed to a one-time vendor refund at CC of $402, lower costs of CLD due in part to lower sales, offset by increased costs associated with the growth of epix.

For the six month period ended June 30, 1999, Other costs and expenses, excluding depreciation, amortization and management fees were $22,508 as compared to $22,011 for the six months ended June 30, 1998. The increase of $497 is primarily due to increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix, partially offset by a decline in CLD's costs due in part to lower sales.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities).



                         Quarter ended              Six months ended
                            June 30,                    June 30,
                            --------                    --------
                      1999         1998            1999           1998
                    ---------    ---------      ---------       ---------

CT                    $24,246      $22,384        $48,068         $43,875
CTSI                   (2,308)      (2,411)        (4,991)         (4,862)
Other                     736          406          1,193             860
                    ---------    ---------      ---------       ---------

Total                 $22,674      $20,379        $44,270         $39,873
                    =========    =========      =========       =========



Adjusted EBITDA was $22,674 and $20,379 for the quarters ended June 30, 1999 and 1998, respectively. The increase of $2,295 or 11.3% is primarily due to increased sales of CT and CTSI, a reduction in management fees, partially offset by increased costs and expenses of CT and CTSI.

Adjusted EBITDA was $44,270 and $39,873 for the six months ended June 30, 1999 and 1998, respectively. The increase of $4,397 or 11.0% is primarily due to increased sales of CT and CTSI, partially offset by increased costs and expenses of CT and CTSI.

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

Depreciation and amortization

Depreciation and amortization increased $1,949 or 21.8% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. For the six months ended June 30, 1999, depreciation and amortization increased $3,914 or 22.3%. The increase for the three and six months periods is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1998 and 1999.

Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $45,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $3,780 and $3,122 for the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily due to increased interest expense resulting from the $52,500 borrowing on the credit facility associated with the preferred stock redemption in February, 1999, partially offset by lower interest expense on the mortgage note payable to the National Bank for Cooperatives.

Interest expense was $6,472 for the six months ended June 30, 1999, as compared to $6,202 for the six months ended June 30, 1998. The increase of $270 is due to increased interest expense resulting from the February 1999 borrowing of $52,500 discussed above, partially offset by a reduction in outstanding debt in October 1998 of $77,000. The Company borrowed $23,000 and $19,500 for the six months ended June 30, 1999 and 1998, respectively against its revolving credit facility to fund CTSI's expansion.


Income taxes

The Company's effective income tax rates were 45.3% and 42.4% for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Company's effective income tax rates were 45.4% and 42.8%, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1999 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.


Regulation

On February 26, 1999, the Federal Communications Commission ("FCC") released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The Company's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls, although Bell Atlantic has asked the New York commission to reopen its proceeding and alter this interpretation in response to the FCC ruling. The Company's current interconnection agreements expire in the second half of 1999, and the Company cannot offer any assurance that the reciprocal compensation terms in future agreements will be favorable to the Company's interests. During the first six months of 1999, CTSI recorded approximately $432 for reciprocal compensation revenues associated with ISP traffic.

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

The Pennsylvania Public Utility Commission ("Pennsylvania PUC") is continuing its efforts to resolve numerous competitive issues raised during the Global Settlement discussions. The Pennsylvania PUC has completed hearings on two petitions raised by numerous parties that focus on issues such as rates for unbundled network elements, collocation requirements, access charge reductions, universal service, competitive services designation and many others. A ruling is expected in the second half of 1999. The ultimate outcome of the hearings cannot be predicted, nor can the effects on the Company's results of operations.


Liquidity and capital resources

                                                  June 30,         December 31,
                                                    1999               1998
                                                 ----------         ----------

Cash and temporary cash investments              $  12,097          $  16,968
Working capital                                  $  (7,290)         $  (6,420)
Long-term debt (including current maturities)    $ 196,843          $ 125,848


                                                    Six months ended June 30,
                                                    1999                1998
                                                 ----------         ----------

Net cash provided by operating activities        $  30,084          $  24,545
Investing activities:
Additions to property, plant and equipment       $  53,611          $  43,552


Cash and temporary cash investments was $12,097 at June 30, 1999 as compared to $16,968 at December 31, 1998. The Company's working capital ratio was 0.91 to 1 at June 30, 1999 as compared to 0.92 to 1 at December 31, 1998.

For the six months ended June 30, 1999, the Company's net cash provided by operating activities was $30,084 comprised of net income of $10,647, non-cash depreciation and amortization of $21,457 partially offset by other non-cash items of ($1,644) and working capital changes of ($376). Net cash used in investing activities of $52,206 consisted primarily of additions to property, plant and equipment of $53,611. Net cash provided by financing activities of $17,671 consisted primarily of the preferred stock redemption of ($52,000), redemption of long-term debt of ($4,505), partially offset by borrowings of $75,500 on the revolving credit facility.

In June 1999, the Company amended and restated the provisions of its $125,000 unsecured revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity of the revolving credit facility and make certain other changes in the covenants and terms applicable to the credit facility. The Company presently intends to use the funds provided to continue building networks, working capital and general corporate purposes.

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $12,097 and $131,000 of availability under its revolving credit facility at June 30, 1999. The Company is currently negotiating a revolving credit facility that will provide an additional $30,000 of borrowing capacity; the Company gives no assurance that this financing arrangement will be completed.

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

The Company anticipates that future cash flows will be used principally to support operations and finance growth of the business and, thus, the Company does not intend to pay cash dividends on the Company common equity in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects and such other factors as the Company's Board of Directors may deem relevant.

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

The Company completed renovation of its mission-critical systems and continues to renovate non-critical systems. The Company continues to test its mission-critical systems. The Company does not anticipate that mission-critical Information Technology (IT) projects will be deferred or delayed as a result of the Year 2000 efforts.

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

Although the total costs to remedy the Year 2000 issues cannot be precisely estimated and may change over time, the Company anticipates spending an aggregate of approximately $1,700 during 1999. This amount includes the costs associated with the Company's current contingency plans. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with Generally Accepted Accounting Principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance.

There is no assurance that the Company's Year 2000 compliance plan will progress as intended. The Company continues to refine its Year 2000 remediation efforts and the associated costs, based on the information most currently available, the Company does not believe that its cost of Year 2000 remediation will be material. The Company is in the process of developing a comprehensive contingency plan in the event of network, system or hardware failure. The Company continues to update its comprehensive contingency plan and associated cost estimates.

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


Item 3.  Quantitative and qualitative disclosures about market risk

         The table below provides information about the Company's interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to the Company by the financial institutions with which it has swap contracts using appropriate valuation methodologies.

(Dollars in thousands)
                                                   Approximate
              Maturity               Notional    Fair Value as of
                Date    Fixed rate    amount      June 30, 1999
              --------  ----------   --------    ----------------

Variable to fixed:
-----------------
Hedge 1         2002      6.00%     $  15,000       $ (5)
Hedge 2         2002      6.01%     $  10,000       $  1
Hedge 3         2004*     5.78%     $  20,000       $  2

*with an option to terminate the contract in 2002.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 13, 1999. Matters submitted to the Company's shareholders included:

1) The election of the following Class III Directors to serve for a term of three (3) years:

      Nominee
      -------
      James Q. Crowe
      Bruce C. Godfrey
      Stuart E. Graham
      Richard R. Jaros
      Michael J. Mahoney


                  For               Withheld
                  --------------------------
                  51,215,950         222,110


      Additional Directors whose term of office as a Director continued after the meeting included:

      David C. McCourt
      Michael I. Gottdenker
      Frank M. Henry
      Daniel E. Knowles
      David C. Mitchell
      Eugene Roth
      Walter Scott, Jr.
      John J. Whyte

2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1999.


                  For                  Against            Abstain
                  -----------------------------------------------
                  51,231,303           54,458             152,299

3) The shareholders rejected a proposal submitted by a shareholder to request that the Board of Directors pay a cash dividend on CTE Common Stock.


                   For             Against                Abstain
                   ----------------------------------------------
                   2,786,789       42,877,125             318,451

4) The shareholders rejected a shareholder proposal that the Board of Directors take the steps that may be necessary in accordance with state law, and without affecting the unexpired terms of previously elected Directors, to declassify the Board of Directors so that all Directors may be elected annually.

                   For              Against               Abstain
                   ----------------------------------------------
                     0              51,438,060               0

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                  (27) Financial Data Schedule

         (b.)  Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999              Commonwealth Telephone Enterprises, Inc.


                                    /s/ John Butler
                                    John Butler
                                    Executive Vice President and
                                    Chief Financial Officer