Form 10-Q
period 1999-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 1999-11-12
CIK 310433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 1999

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

                                 (570) 631-2700
              (Registrant's telephone number, including area code)

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

YES  X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 1999

Common Stock                     19,925,327
Class B Common Stock              2,183,075

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations-Quarters and Nine Months ended
          September 30, 1999 and 1998

          Condensed Consolidated Balance Sheets-
          September 30, 1999 and December 31, 1998

          Condensed Consolidated Statements of Cash Flows-
          Nine Months Ended September 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                Quarter ended                   Nine months ended
                                                                 September 30,                    September 30,
                                                       -------------------------------     -----------------------------
                                                            1999              1998             1999             1998
                                                       --------------    -------------     ------------     ------------
Sales                                                    $    67,672       $    57,748     $   191,927      $   166,662
Costs and expenses, excluding
  management fees and depreciation
  and amortization                                            40,722            35,234         117,018          100,462
Management fees                                                1,045             2,021           4,734            5,834
Depreciation and amortization                                 11,524             9,780          32,981           27,323
                                                         -----------       -----------     -----------      -----------

Operating income                                              14,381            10,713          37,194           33,043
Interest and dividend income                                     728               640           2,412            2,295
Interest expense                                              (3,828)           (3,370)        (10,300)          (9,572)
Other income (expense), net                                     (169)              (10)            212              246
                                                         -----------       -----------     -----------      -----------

Income before income taxes                                    11,112             7,973          29,518           26,012
Provision for income taxes                                     5,058             3,748          13,928           11,981
                                                         -----------       -----------     -----------      -----------

Income before equity in unconsolidated entities                6,054             4,225          15,590           14,031
Equity in income of unconsolidated entities                      179               243           1,290            1,433
                                                         -----------       -----------     -----------      -----------

Net income                                                     6,233             4,468          16,880           15,464
Preferred stock dividend and accretion requirements                -             1,062               -            3,187
                                                         -----------       -----------     -----------      -----------

Net income to common shareholders                        $     6,233       $     3,406     $    16,880      $    12,277
                                                         ===========       ===========     ===========      ===========

Basic earnings per average common share:
  Net income available for common shareholders           $      0.28       $      0.15     $      0.76      $      0.56
                                                         ===========       ===========     ===========      ===========

  Weighted average shares outstanding                     22,107,865        22,017,524      22,093,286       22,052,284

Diluted earnings per average common share:
  Net income available for common shareholders           $      0.27       $      0.15     $      0.74      $      0.54
                                                         ===========       ===========     ===========      ===========

  Weighted average shares and common
        stock equivalents outstanding                     23,119,846        22,624,170      22,995,048       22,659,701

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                         September 30,   December 31,
                                                              1999           1998
                                                         --------------  -------------
ASSETS
Current assets:
  Cash and temporary cash investments                        $  15,120      $  16,968
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $1,776 at
   September 30, 1999 and $1,885 at December 31, 1998           44,635         41,178
  Other current assets                                          25,102         20,991
                                                             ---------      ---------

Total current assets                                            84,857         79,137

Property, plant and equipment, net of accumulated
  depreciation of $271,503 at September 30, 1999 and
  $251,226 at December 31, 1998                                385,144        338,947
Investments                                                      9,781          8,898
Deferred charges and other assets                                6,353          5,156
Unamortized debt issuance costs                                  1,584            804
                                                             ---------      ---------

Total assets                                                 $ 487,719      $ 432,942
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                       $   9,010      $   9,010
  Accounts payable                                              29,674         35,672
  Accrued expenses                                              40,532         36,359
  Other current liabilities                                      4,428          4,516
                                                             ---------      ---------

Total current liabilities                                       83,644         85,557

Long-term debt                                                 200,581        116,838
Deferred income taxes and investment tax credits                46,821         44,094
Other deferred credits                                          15,081          9,717
Redeemable preferred stock                                           -         52,000
Common shareholders' equity:
  Common stock                                                  26,061         26,059
  Additional paid-in capital                                   223,219        223,584
  Retained earnings                                             28,070         11,840
  Treasury stock at cost, 3,952,880 shares at
   September 30, 1999 and 3,979,983 shares at
   December 31, 1998                                          (135,758)      (136,747)
                                                             ---------      ---------

Total common shareholders' equity                              141,592        124,736
                                                             ---------      ---------

Total liabilities and shareholders' equity                   $ 487,719      $ 432,942
                                                             =========      =========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                     ----------------------------------
                                                            1999              1998
                                                     ------------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 49,403          $ 28,992

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant & equipment                 (79,586)          (59,738)
  Other                                                     (1,775)              (48)
                                                          --------          --------

  Net cash used in investing activities                    (81,361)          (59,786)
                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of long-term debt                                90,500            30,500
  Redemption of long-term debt                              (6,757)           (6,757)
  Preferred dividend                                          (650)           (1,950)
  Proceeds from exercise of stock options                      354               652
  Preferred stock redemption                               (52,000)                -
  Debt issuance costs                                       (1,367)                -
  Issuance of common stock                                      81                 -
  Other                                                        (51)             (140)
                                                          --------          --------

  Net cash provided by financing activities                 30,110            22,305
                                                          --------          --------

  Net (decrease) in cash and
   temporary cash investments                               (1,848)           (8,489)
                                                          --------          --------

Cash and temporary cash investments
  at beginning of year                                      16,968            14,017
                                                          --------          --------

Cash and temporary cash investments at
  September 30,                                           $ 15,120          $  5,528
                                                          ========          ========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest                                                $  6,892          $  9,542
                                                          ========          ========

  Income taxes                                            $ 11,825          $ 13,597
                                                          ========          ========

Supplemental Schedule of Noncash Financing and Investing Activities:

  In 1998, accretion in the carrying value of redeemable preferred stock charged to retained earnings was $1,237.

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

Financial information by business segment is as follows:

Quarter ended September 30, 1999         CT        CTSI       Other    Consolidated
------------------------------------  ---------  ---------  ---------  -------------

Sales                                  $45,446    $11,339    $13,438        $70,223
Elimination of  intersegment sales       2,335        161         55          2,551
External sales                          43,111     11,178     13,383         67,672
Adjusted EBITDA                         25,587     (1,354)     1,672         25,905
Depreciation and amortization            8,298      2,383        843         11,524
Operating income (loss)                 17,289     (3,737)       829         14,381
Interest expense, net                     (954)         -     (2,146)        (3,100)
Other income (expense), net                (80)        16       (105)          (169)
Income (loss) before income
  taxes                                 16,255     (3,721)    (1,422)        11,112
Provision (benefit) for income
  taxes                                  6,755     (1,233)      (464)         5,058


Quarter ended September 30, 1998      CT         CTSI       Other      Consolidated
------------------------------------  --------   --------   --------   ------------

Sales                                  $41,329    $ 6,288    $13,042        $60,659
Elimination of intersegment sales        2,163         83        665          2,911
External sales                          39,166      6,205     12,377         57,748
Adjusted EBITDA                         22,352     (2,016)       157         20,493
Depreciation and amortization            7,627      1,415        738          9,780
Operating income (loss)                 14,725     (3,431)      (581)        10,713
Interest expense, net                   (1,157)        (1)    (1,572)        (2,730)
Other income (expense), net                (61)        45          6            (10)
Income (loss) before income
  taxes                                 13,507     (3,387)    (2,147)         7,973
Provision (benefit) for income
  taxes                                  5,575     (1,096)      (731)         3,748


Nine months ended September 30, 1999
------------------------------------
                                            CT        CTSI       Other    Consolidated
                                        ----------  ---------  ---------  -------------
Sales                                    $132,254   $ 28,919    $38,126       $199,299
Elimination of intersegment sales           6,665        400        307          7,372
External sales                            125,589     28,519     37,819        191,927
Adjusted EBITDA                            73,655     (6,345)     2,865         70,175
Depreciation and amortization              24,416      6,127      2,438         32,981
Operating income (loss)                    49,239    (12,472)       427         37,194
Interest expense, net                      (2,503)         -     (5,385)        (7,888)
Other income (expense), net                  (195)       492        (85)           212
Income (loss) before income
  taxes                                    46,541    (11,980)    (5,043)        29,518
Provision (benefit) for income
  taxes                                    19,352     (3,728)    (1,696)        13,928


Nine months ended September 30, 1998
------------------------------------
                                           CT         CTSI       Other    Consolidated
                                        ---------   --------   --------   ------------
Sales                                    $122,201   $ 15,298    $37,906       $175,405
Elimination of intersegment sales           6,701        214      1,828          8,743
External sales                            115,500     15,084     36,078        166,662
Adjusted EBITDA                            66,227     (6,878)     1,017         60,366
Depreciation and amortization              22,011      3,264      2,048         27,323
Operating income (loss)                    44,216    (10,142)    (1,031)        33,043
Interest expense, net                      (3,258)        (1)    (4,018)        (7,277)
Other income (expense), net                  (259)       503          2            246
Income (loss) before income
  taxes                                    40,699     (9,640)    (5,047)        26,012
Provision (benefit) for income
  taxes                                    16,788     (2,863)    (1,944)        11,981


3. The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

4. At September 30, 1999, CTE has approximately 1,731,000 options outstanding at exercise prices ranging from $8.73 to $39.813. During the first nine months of 1999, 346,000 options were granted, 22,072 options were canceled and 29,103 options were exercised, yielding cash proceeds of $354.

5. Basic earnings per share amounts are based on net income after deducting, if applicable, preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period.

Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents. For the quarter and nine months ended September 30, 1998, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                     Quarter ended          Nine months ended
                                                     September  30,           September 30,
                                              ------------------------   ------------------------
                                                    1999        1998         1999         1998
                                              ------------  ---------    -----------  -----------

Net income                                    $     6,233  $     4,468  $    16,880  $    15,464
Preferred stock dividends                               -          650            -        1,950
                                              -----------  -----------  -----------  -----------

  Subtotal                                          6,233        3,818       16,880       13,514
  Accretion of preferred stock                          -          412            -        1,237
                                              -----------  -----------  -----------  -----------

  Total                                       $     6,233  $     3,406  $    16,880  $    12,277
                                              ===========  ===========  ===========  ===========

Basic earnings per average common share:

Weighted average shares outstanding            22,107,865   22,017,524   22,093,286   22,052,284
                                              ===========  ===========  ===========  ===========

Net income available for common
        shareholders                          $      0.28  $      0.15  $      0.76  $      0.56
                                              ===========  ===========  ===========  ===========

Diluted earnings per average common share:

Weighted average shares outstanding            22,107,865   22,017,524   22,093,286   22,052,284
Dilutive shares resulting from stock
     options                                    1,011,981      606,646      901,762      607,417
Redeemable preferred stock *                            -            -            -            -
                                              -----------  -----------  -----------  -----------

Weighted average shares and common
     stock equivalents outstanding             23,119,846   22,624,170   22,995,048   22,659,701
                                              ===========  ===========  ===========  ===========

Net income available for common
     shareholders                             $      0.27  $      0.15  $      0.74  $      0.54
                                              ===========  ===========  ===========  ===========

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

At September 30, 1999, the Company had outstanding five interest rate swap agreements with commercial banks. These agreements have maturity dates ranging from three to five years and converted $75,000 of variable rate borrowings at 5.26% to fixed rate debt at a weighted average of 5.96%.

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

RESULTS OF OPERATIONS:

QUARTERS ENDED SEPTEMBER 30, 1999 VS SEPTEMBER 30, 1998

The Company's sales increased 17.2% and were $67,672 and $57,748 for the quarters ended September 30, 1999 and 1998, respectively. Contributing to the sales increase of $9,924 were higher sales of CT of $3,945, CTSI of $4,973 and Other of $1,006.

The Company's operating income was $14,381 for the quarter ended September 30, 1999 as compared to $10,713 for the quarter ended September 30, 1998. The improvement in operating income was primarily the result of increased sales at CT and CTSI and a reduction in management fees, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $6,233 and $4,468 for the quarters ended September 30, 1999 and 1998, respectively. This increase reflects the higher operating income discussed above, partially offset by higher interest expense and increased income taxes.

Net income to common shareholders was $6,233 or $0.27 per diluted average common share for the quarter ended September 30, 1999 as compared to net income to common shareholders of $3,406 or $0.15 per diluted average common share for the quarter ended September 30, 1998. This increase primarily reflects the higher net income discussed above and the redeemable preferred stock dividend and accretion requirements charged to earnings in 1998 of $1,062 and the first quarter 1999 preferred stock redemption that eliminated the Company's preferred stock dividend and accretion requirements.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS SEPTEMBER 30, 1998

The Company's sales increased 15.2% and were $191,927 and $166,662 for the nine months ended September 30, 1999 and 1998, respectively. Contributing to the sales increase were higher sales of CT of $10,089, CTSI of $13,435 and Other of $1,741.

The Company's operating income was $37,194 for the nine months ended September 30, 1999 as compared to $33,043 for the nine months ended September 30, 1998. The improvement in operating income was primarily the result of increased sales at CT and CTSI and a reduction in management fees, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $16,880 and $15,464 for the nine months ended September 30, 1999 and 1998, respectively. This increase primarily reflects the higher operating income discussed above, partially offset by increased interest expense and income taxes.

Net income to common shareholders was $16,880 or $0.74 per diluted average common share for the nine months ended September 30, 1999 as compared to net income to common shareholders of $12,277 or $0.54 per diluted average common share for the nine months ended September 30, 1998. This increase primarily reflects the Company's higher net income and the first quarter 1999 preferred stock redemption that eliminated the Company's preferred stock dividend and accretion requirements.


Selected operating data:
                                      September 30,
                               ---------------------------
                                1999     1998    % Change
                               -------  -------  ---------

CT installed access lines      291,252  271,451       7.3%
CTSI installed access lines     73,406   35,933     104.3%

COMMONWEALTH TELEPHONE COMPANY

Sales were $43,111 and $39,166 for the quarters ended September 30, 1999 and 1998, respectively. The sales increase of 10.1% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 19,801 or 7.3%. Vertical service revenue increased 37.7% primarily as a result of a successful second quarter 1999 Caller ID sales campaign.

CT's sales were $125,589 and $115,500 for the nine months ended September 30, 1999 and 1998, respectively. The sales increase of 8.7% is primarily due to higher access and local service revenues resulting from an increase in installed access lines. CT's successful residential "add a line" promotional efforts continue to contribute to access line growth.

The increase in access revenue includes interstate access revenue which increased $1,609 and $2,668 for the three and nine months ended September 30, 1999, primarily resulting from the growth in access lines and minutes of use. Interstate access revenue for the three and nine months ended September 30, 1999 includes a favorable impact of a National Exchange Carrier Association ("NECA") settlement in the amount of $707.

State access revenue increased $675 and $3,689 for the three and nine months ended September 30, 1999 primarily as a result of an increase in IntraLATA minutes. Local service revenue increased $565 and $1,879 for the three and nine months ended September 30, 1999 as a result of the increase in access lines.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended September 30, 1999 were $16,859 as compared to $15,443 for the quarter ended September 30, 1998. Contributing to the increase of $1,416 or 9.2% is an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician positions (due to customer demand for new services, i.e. vertical and lines) and quarterly performance-based incentives. An increase in advertising costs associated with CT's vertical services sales efforts also contributed to the increase.

Operating expenses excluding depreciation, amortization and management fees were $48,828 and $45,230 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $3,598 or 8.0% was due to an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician positions and incentive plan payouts based on quarterly results. Also contributing to the increase were MIS expenses for customer account processing and advertising costs associated with the successful second quarter 1999 Caller ID sales campaign.

CTSI

CTSI sales were $11,178 for the quarter ended September 30, 1999 as compared to $6,205 for the same period in 1998. The increase of $4,973 primarily represents an increase in local, toll and access revenues of $3,985 as a result of the continued penetration in the Wilkes-Barre/Scranton, Harrisburg, Lancaster/Reading, PA and Binghamton, NY markets and the 1999 expansion into the Bucks, Chester and Montgomery County, PA market. Residential sales increased $988. At September 30, 1999, CTSI had 73,406 installed access lines versus 35,933 installed access lines at September 30, 1998. In the three months ended September 30, 1999, CTSI added 12,629 access lines.

CTSI revenues were $28,519 and $15,084 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $13,435 or 89.1% is due to increases in local, toll and access revenues associated with CTSI's continuing penetration into the five markets noted above, including increased residential sales of $2,213.

Operating expenses, excluding depreciation, amortization and management fees were $12,356 and $8,004 for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, operating expenses, excluding depreciation, amortization and management fees were $34,175 as compared to $21,434 for the nine months ended September 30, 1998. The increases for both the three and nine month periods are a result of the continued growth in the five markets noted above. These expenses represent employee-related costs associated with sales, operations and support staff, building rental expense, leased loop charges, long distance expense and terminating access from independent local exchange carriers.

OTHER

Other sales were $13,383 and $12,377 for the quarters ended September 30, 1999 and 1998, respectively. The increase of $1,006 is due to increased epix sales of $835 or 34.8% and increased CC sales of $851 or 12.8%, offset by a decline in CLD sales of $680 or 20.6%.

For the nine months ended September 30, 1999, Other sales were $37,819 as compared to $36,078 for the nine months ended September 30, 1998. The increase of $1,741 is attributed to increased epix sales of $2,400 reflecting the continued demand for dial-up and dedicated connection Internet access and website development and hosting services; increases in CC sales of $1,740 (primarily business systems); and a decline in CLD revenues of $2,399. CLD sales continue to decline as customers switch to alternate long-distance providers due to CLD's above average industry rates. The Company expects this trend to continue.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,507 and $11,787 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $280 is due to lower costs of CLD due in part to lower sales, offset by increased costs associated with the growth of epix and increased sales of CC.

For the nine month period ended September 30, 1999, Other costs and expenses, excluding depreciation, amortization and management fees were $34,015 as compared to $33,798 for the nine months ended September 30, 1998. The increase of $217 is primarily due to increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix, increased costs at CC due to higher sales, partially offset by a decline in CLD's costs due in part to lower sales.

ADJUSTED EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

                  Quarter ended          Nine months ended
                  September 30,            September 30,
               ----------------------  --------------------
                 1999         1998       1999       1998
               -----------  ---------  ---------  ---------

CT                $25,587    $22,352    $73,655    $66,227
CTSI               (1,354)    (2,016)    (6,345)    (6,878)
Other               1,672        157      2,865      1,017
                  -------    -------    -------    -------

Total             $25,905    $20,493    $70,175    $60,366
                  =======    =======    =======    =======



Adjusted EBITDA was $25,905 and $20,493 for the quarters ended September 30, 1999 and 1998, respectively. The increase of $5,412 or 26.4% is primarily due to increased sales of CT and CTSI and a reduction in management fees, partially offset by increased costs and expenses of CT and CTSI.


Adjusted EBITDA was $70,175 and $60,366 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $9,809 or 16.2% is primarily due to increased sales of CT and CTSI, partially offset by increased costs and expenses of CT and CTSI. A reduction in management fees of $1,100 also contributed to the increased Adjusted EBITDA.

The Company believes that Adjusted EBITDA is an alternate measure of operations which (1) gauges the Company's ability to control costs and increase overall profitability and (2) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1,744 or 17.8% for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. For the nine months ended September 30, 1999, depreciation and amortization increased $5,658 or 20.7%. The increase for the three and nine month periods is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during late 1998 and 1999.

INTEREST EXPENSE

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $75,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $3,828 and $3,370 for the quarters ended September 30, 1999 and 1998, respectively. The increase is primarily due to increased interest expense resulting from the $52,500 borrowing on the credit facility associated with the preferred stock redemption in February, 1999, partially offset by lower interest expense on CT's mortgage note payable to the National Bank for Cooperatives.

Interest expense was $10,300 for the nine months ended September 30, 1999, as compared to $9,572 for the nine months ended September 30, 1998. The increase of $728 is due to increased interest expense resulting from the February, 1999 borrowing of $52,500 discussed above, partially offset by a reduction in outstanding debt of $77,000 as a result of the October, 1998 common stock rights offering. The Company borrowed $38,000 and $30,500 for the nine months ended September 30, 1999 and 1998, respectively against its revolving credit facility to fund CTSI's expansion.

INCOME TAXES

The Company's effective income tax rates were 44.8% and 45.6% for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Company's effective income tax rates were 45.2% and 43.7%, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 1999 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.


REGULATION

On February 26, 1999, the Federal Communications Commission ("FCC") released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The Company's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls. Both the Pennsylvania and New York commissions have reaffirmed that reciprocal compensation is required for the termination of ISP traffic. During the first nine months of 1999, CTSI recorded approximately $840 for reciprocal compensation revenues associated with ISP traffic.

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

Under its alternative regulation plan approved in 1997, CTE is protected by an exogenous event provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to rebalance rates (to a certain extent) to compensate for changes in revenues and/or expenses due to such exogenous events.

On September 30, 1999, the Pennsylvania Public Utility Commission ("Pennsylvania PUC") entered its final order to resolve numerous competitive issues raised
during the Global Settlement discussions.   This order resolves petitions raised
by numerous parties that focus on issues such as rates for unbundled network elements, collocation requirements, access charge reductions, universal service, competitive services designation and many others. Bell Atlantic appealed the order in various state and federal courts. The ultimate outcome of these appeals cannot be predicted, nor can the effects on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

                                                 September 30,  December 31,
                                                     1999           1998
                                                 -------------  -------------

Cash and temporary cash investments                   $ 15,120      $ 16,968
Working capital                                       $  1,213      $ (6,420)
Long-term debt (including current maturities)         $209,591      $125,848


                                                 Nine months ended September 30,
                                                          1999          1998
                                                      --------      --------

Net cash provided by operating activities             $ 49,403      $ 28,992
Investing activities:
Additions to property, plant and equipment            $ 79,586      $ 59,738


Cash and temporary cash investments was $15,120 at September 30, 1999 as compared to $16,968 at December 31, 1998. The Company's working capital ratio was 1.01 to 1 at September 30, 1999 as compared to 0.92 to 1 at December 31, 1998.

For the nine months ended September 30, 1999, the Company's net cash provided by operating activities was $49,403 comprised of net income of $16,880, non-cash depreciation and amortization of $32,981, partially offset by other non-cash items and working capital changes of ($458). Net cash used in investing activities of $81,361 consisted primarily of additions to property, plant and equipment of $79,586. Net cash provided by financing activities of $30,110 consisted primarily of borrowings on the revolving credit facility of $90,500, partially offset by the preferred stock redemption of ($52,000) and redemption of long-term debt of ($6,757).

The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $15,120 and $146,000 of availability under its revolving credit facilities at September 30, 1999.

In June, 1999 the Company amended and restated the provisions of its $125,000 unsecured revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity of the revolving credit facility and make certain other changes in the covenants and terms applicable to the credit facility. Also, in September of 1999, CT negotiated an unsecured, 364-day revolving line of credit agreement that will provide an additional $30,000 of borrowing capacity. The Company presently intends to use the funds provided to continue building networks, working capital and general corporate purposes.

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

The Company anticipates that future cash flows will be used principally to support operations and finance growth of the business and, thus, the Company does not intend to pay cash dividends on the Company's common equity in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects and such other factors as the Company's Board of Directors may deem relevant.

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

The Company completed renovation of its mission-critical systems. Non-critical systems' renovation is also complete with the understanding that vendors will continue to be monitored for patches and/or upgrades to their systems. The Company continues to test its mission-critical systems. The Company does not anticipate that mission-critical Information Technology (IT) projects will be deferred or delayed as a result of the Year 2000 efforts.

The Year 2000 compliance status of interconnected third party networks is not yet fully known. The Company has made and expects to continue to make inquiry of interconnected third party networks and industry work groups addressing the Year 2000 issues concerning testing and readiness. While the Company understands that members of the US public switched telephone network are, individually and collectively, working on remediation and testing of Year 2000 network issues, there can be no assurances that remediation or test results will be complete or available for all configuration of interconnected software and equipment used by the Company in connection with the network.

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

The Company has, over many years, sold, leased and maintained telephone equipment manufactured by third parties and owned by the Company's customers, known as Customer Premises Equipment ("CPE"), which is attached to the Company's network. Certain CPE, including Private Branch Exchanges ("PBXs"), include certain date-sensitive features, such as voice messaging and customer-owned cost accounting systems. These systems or features may encounter Year 2000 processing problems resulting in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has, to the best of its ability, contacted affected customers to inform them of any known Year 2000 issues with equipment supplied by the Company.

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

Although the total costs to remedy the Year 2000 issues cannot be precisely estimated and may change over time, the Company incurred costs of approximately $1,000 during the first nine months of 1999 and anticipates spending an aggregate of approximately $700 during the remainder 1999. This amount includes the costs associated with the Company's current contingency plans. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with Generally Accepted Accounting Principles.

Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 readiness.

There is no assurance that the Company's Year 2000 readiness plan will progress as intended. The Company continues to refine its Year 2000 remediation efforts and the associated costs. Based on the information most currently available, the Company does not believe that its cost of Year 2000 remediation will be material. The Company continues to review and update its comprehensive contingency plan in the event of network, system or hardware failure and continues to monitor associated cost estimates.

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


(Dollars in thousands)
                                                                Approximate
                          Maturity                Notional   Fair Value as of
                            Date     Fixed rate    amount   September 30, 1999
                          ---------  -----------  --------  -------------------

Variable to fixed:

Hedge 1                     2002        6.00%     $15,000           $105
Hedge 2                     2002        6.01%     $10,000           $ 47
Hedge 3                     2004 (a)    5.78%     $20,000           $ 55
Hedge 4                     2002 (b)    6.13%     $15,000           $(87)
Hedge 5                     2002        6.36%     $15,000           $(62)

(a) with an option to terminate the contract in 2002
(b) extendible to 2004

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings

            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 (4) Instruments defining the rights of security holders,
                     including indentures

                     (a) Amended and restated credit agreement dated as of June 22, 1999 by and among Commonwealth Telephone Enterprises, Inc. as borrower, the Lenders referred to therein, First Union National Bank as Administrative Agent, CIBC Inc., as Syndication Agent, PNC Bank, National Association, as Documentation Agent and First Union Capital Markets Corp., as Lead Arranger.

                     (b) Line of credit agreement dated as of September 30, 1999 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB.

                 (10) Material contracts

                     (a) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998.

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999  Commonwealth Telephone Enterprises, Inc.


                          /s/ John Butler
                          John Butler
                          Executive Vice President and
                          Chief Financial Officer