Form 10-K405
period 1999-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2000-03-30
CIK 310433

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

For the fiscal year ended December 31, 1999

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

        Registrant's telephone number including area code: 570-631-2700
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 29, 2000

                            20,198,983 Common Stock
                        2,088,005 Class B Common Stock

  Aggregate market value of Registrant's voting stock held by non-affiliates at February 29, 2000 computed by reference to closing price as reported by NASDAQ for Common Stock ($43.625 per share) and to the closing price as reported for Class B Common Stock ($52.125 per share), is as follows:

                           $460,665,037 Common Stock
                       $55,822,956 Class B Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 2000 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Commonwealth Telephone Enterprises, Inc. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments and changes in the competitive environment in which the Company operates.

Item 1. Business

General

  Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") consists primarily of Commonwealth Telephone Company ("CT"), which provides telephony service to approximately 300,000 access lines in rural parts of eastern Pennsylvania and CTSI, Inc. ("CTSI"), a Competitive Local Exchange Carrier ("CLEC"), which provides competitive telephony and data services to Tier II and Tier III markets. CTE's other operations include Commonwealth Communications ("CC"), an engineering and consulting services business; epixTM Internet Services ("epix"), an Internet service provider; Jack FlashSM ("Jack Flash"), CTE's Digital Subscriber Line ("DSL") product offering; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

  CT benefits from a technologically advanced fiber-rich network, limited competition and favorable regulatory conditions. CT's market encompasses approximately 5,200 square miles in mountainous, rural Pennsylvania--a market that is generally unattractive to competitors not only because of its lack of customer concentrations and low basic service rates, but also because of its favorable regulatory environment. CT's 100% digitally switched network facilitates the provisioning of vertical services and reduces operating costs. CT's access line growth rate of 7.2% between December 31, 1998 and December 31, 1999 has been fueled primarily by an increase in additional residential lines. Residential additional line penetration increased from 20.7% at December 31, 1998 to 27.6% at December 31, 1999. CT has a favorable regulatory environment characterized by intrastate price caps that are non-sharing and are indexed to inflation rather than the historical rate-of-return methodology. We believe that CT is less likely to face meaningful competition in its service area from alternate local exchange service providers due to its low population density, difficult terrain and largely residential customer base in its operating area. CT's competitive basic service rates and status as a Rural Telephone Company, which exempts it from many of the interconnection requirements of the Federal Telecommunications Act of 1996 (the "1996 Act"), provide a further disincentive to competition.

  CTSI, CTE's facilities-based CLEC, currently has over 84,000 access lines in service, of which 93% are connected to CTE's switches and 33% are served solely by CTE's own network. CTSI serves business and residential customers as well as Internet service providers, long-distance carriers and wireless service providers in four regional markets located in eastern Pennsylvania and two in New York. Since formally commencing operations in 1997, CTSI has pursued a strategy of entering markets that have a population density significantly greater than that of CT's markets. We expect to benefit from continued penetration into CTSI's current markets, and we believe that an opportunity exists to expand our CLEC business beyond its current markets. In each Tier II and Tier III market that it enters, CTSI pursues a focused addressable market strategy of targeting business and residential customers that are concentrated along "golden miles". A CTSI "golden mile" is typically a four-lane road at least one mile in length with many businesses located side by side. In addition, CTSI pursues residential customers located in compact enclaves with favorable demographics immediately adjacent to "golden miles".

  CTE's support businesses, included in other operations, are CC, epix, Jack Flash and CLD. Each offers a depth of expertise and products to the CT and CTSI customer base as well as creates opportunities through cross-selling efforts. CC provides telecommunication engineering and technical services and designs, installs and manages telephone private branch exchange ("PBX") and Key systems for corporations, hospitals and universities. epix has over 45,000 dial-up Internet customers and also provides dedicated Internet access, website development and web hosting services to business and residential customers. Jack Flash is CTE's DSL product offering. CLD serves as CT's long-distance service provider.

  Sales by business segment for each of the years ending December 31, 1999, 1998 and 1997 were:
(Dollars in thousands)

                                                        1999     1998     1997
                                                      -------- -------- --------
   CT................................................ $169,313 $155,266 $144,538
   CTSI..............................................   42,484   22,237    5,329
   Other.............................................   49,095   48,231   46,729
                                                      -------- -------- --------
   Total sales....................................... $260,892 $225,734 $196,596
                                                      ======== ======== ========

  No single external customer contributed 10% or more to CTE's consolidated sales in 1999, 1998 or 1997.

  Additional information regarding business segments is contained in Note 3 "Segment Information" of the Consolidated Financial Statements included in
Part IV Item 14(a)(1) of this report.

  The following table reflects the development of cumulative access lines over the past five years:

                                          1995    1996    1997    1998    1999
                                         ------- ------- ------- ------- -------
   CT access lines...................... 227,235 240,255 258,803 276,644 296,689
   CTSI access lines....................     --      804  18,018  43,422  84,548

  The expansion and development of CTE's operations (including the construction and development of additional networks) will depend on, among other things, CTE's ability to assess markets, design fiber optic network backbone routes, install or lease fiber optic cable and other facilities, including switches, and obtain rights-of-ways and any required government authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

 Background

  On September 30, 1997, C-TEC Corporation ("C-TEC") distributed 100 percent of the outstanding shares of common stock of its then wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 (the "Distribution Agreement") among C-TEC, RCN and Cable Michigan. RCN consisted primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan consisted of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. and amended its articles of incorporation to effect a two-for-three reverse stock split.

Commonwealth Telephone Company

  CT provides a full range of high-quality, low-cost telephone and related services over a state-of-the-art network in a 20 county, over 5,000 square mile service territory in Pennsylvania. As of December 31, 1999, CT provided service to approximately 297,000 access lines and was the ninth largest independent Local Exchange Carrier ("LEC") in the United States (based on access lines). In addition to providing local telephone service, CT provides long-distance services and network access to inter-exchange (long-distance) carriers ("IXCs"). CT offers value-added calling features including call waiting and voice mail; advanced calling services such as return call, repeat call and call trace; and caller identification services such as Caller ID with name and number. CT also delivers complex communications services such as video conferencing and distance learning. epix allows CT to provide product packaging, including basic telephone and Internet access. Through epix, CT creates cross-promotional opportunities for additional lines, business upgrades and residential service packages. CT has certain revenues that have been qualified as non-regulated; these primarily include telecommunications equipment sales and services and billing and collection services for IXC's. CT's capital expenditures are met entirely through internally generated funds.

  CT was one of the first telephone companies in the United States. CT's history includes a record of innovation and leadership in the telecommunications industry, including the following: (1) CT was the first U.S. telephone company to purchase a digital switch; (2) CT was the first Pennsylvania telephone company to install a working fiber optic cable; (3) CT was the first U.S. telephone company to deploy host/remote switching architecture (an efficient way of extending capacity from a central office); and (4) CT was the first Pennsylvania local exchange carrier to become an Internet Service Provider ("ISP").

  CT's operating area is primarily rural, containing approximately 57 access lines per square mile. CT operates 79 exchanges, each serving an average of 3,756 lines and 66 square miles. Its access lines are approximately 75% residential and 25% business. CT's business customer base is diverse in size as well as industry, with little concentration. The ten largest business customers combined accounted for less than 2% of 1999 total revenue, with the largest single customer accounting for 0.5%. Due to the rural, low-density characteristics of its operating area, the high cost of entry to the market due to topography, the lack of large business users and its low basic service rates, we believe that compared to most other LECs, CT is less likely to face competition in its existing service area from new local exchange service providers.

  CT owns and maintains all of its facilities, including a state-of-the-art network featuring 100% digital switching, a modern service center and 100% interoffice fiber connectivity. CT has adopted a host/remote architecture to serve its 79 exchanges. CT owns thirteen host switches connected by interoffice fiber optic cable. Each host switch has, on average, seven large remote switches connected to it by digital carrier facilities. The total number of remote switches, including smaller cabinetized remote switches, is approximately 350. By designing the network in this fashion, CT minimizes the copper loop lengths in its rural territory. CT's fully digital switching results in lower maintenance costs and greater speed to market for new products and services. The outside plant features approximately 80% gel filled cable, with the remainder comprised of air core cable.

  CT's network architecture positions it well for additional broadband service deployment. One hundred percent of the interoffice trunking is on fiber optic facilities. CT has nearly 15,600 linear miles of plant with approximately 1,500 miles of fiber distribution facilities that are 97% aerial construction. This technology provides CT with extensive capacity and bandwidth in outside plant facilities.

  All of CT's customers have full access to multiple long-distance carriers, and daily toll message polling is performed by a centralized computer. Messages are transported out of CT's territory in an SS7 signaling format and the equipment to provide SS7 capability is redundant to protect this valuable toll revenue stream. SS7 technology is a universal, high-speed link connecting CT's network with other networks and allows for high-margin products such as Caller ID with number and Caller ID with name.

  CT has installed sophisticated operating support systems to complement its network. The service center operation is supported by: (1) a mainframe service order, billing and collections system; (2) a NORTEL PBX with adjunct automated call distribution systems to monitor demand and forecast future call loads;
(3) Martens, a combination of PC and mainframe software for automated cable assignment systems; and (4) the Centralized Automated Loop Repair System ("CALRS") which performs trouble reporting and testing. CT's network control center provides for network surveillance 365 days a year, 24 hours a day. Every CT switched and toll fiber route is monitored, as well as the ISP network and CT customer PBXs.

  This combination of systems allows CT to be a low-cost, high-quality provider of services. The network allows for uniform service provisioning and universal availability of calling features and voice mail. It also allows CTE to capitalize on the increasing array of products and services it can offer in today's markets. In addition, the network supports complex services such as video conferencing, distance learning, the epix Internet service and the Jack Flash DSL product.

  CT has focused on its commitment to customer service. With extremely low justified complaint rates and fast responses to consumer complaints, CT has been recognized as most effective in handling sensitive customer service issues in eight of the last ten years, based on Pennsylvania Public Utility Commission ("Pennsylvania PUC") data.

 Regulation

  CT is regulated as a price cap company for intrastate ratemaking purposes. The approval by the Pennsylvania PUC of CT's Petition for Alternative Regulation and Network Modernization Plan in 1997 allows CT to implement rate changes that are indexed to inflation rather than the traditional rate-of-return methodology. Also, under its alternative regulation plan, CT is protected by an exogenous event provision that allows CTE to recover, on a revenue neutral basis, lost revenues or increased expenses arising from events outside the control of CTE. The Pennsylvania PUC has also confirmed CT's status as a Rural Telephone Company under the the 1996 Act, which provides CT with relief from interconnection requirements unless the Pennsylvania PUC concludes that interconnection is not unduly economically burdensome and will not impair universal telephone service.

  On September 30, 1999, the Pennsylvania PUC entered its final order to resolve numerous competitive issues raised during its Global Settlement discussions. This order resolves petitions raised by numerous parties that focus on issues such as rates for unbundled network elements ("UNEs"), collocation requirements, access charge reductions, universal service, competitive services designations and many others. Among other things, this order created a state Universal Service Fund. Bell Atlantic, CT and other parties have appealed certain aspects of the order in various state and federal courts. The ultimate outcome of these appeals cannot be predicted, nor can the effects on CTE's results of operations.

  CT is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country (including the provision of access to local telephone networks for the origination or termination of such communications). The FCC also prescribes the principles and procedures (referred to as separations procedures) used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated and non-regulated telecommunications services for interstate ratemaking purposes.

  The FCC instituted a rulemaking in 1998 to amend access charge rules for rate-of-return LECs. The FCC's proposal includes the modification of LEC transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. This rulemaking is an outstanding issue at the FCC and it is not possible to determine the impacts, if any, on CT's results of operations.

  Also in 1998, the FCC began a proceeding to consider a review of the FCC's authorized rate-of-return for the interstate access services provided by approximately 1,300 LECs, including CT. The FCC will determine if the prevailing rate corresponds to current market conditions. This proceeding also remains pending before the FCC, and it is therefore not possible to determine the impacts, if any, on CT's results of operations.

 Competition

  CT operates primarily as an incumbent service provider in its service area, and accordingly, faces only limited direct competition, mostly in its local (intraLATA) toll business. Like other LECs, CT faces some competition from long-distance providers of intraLATA toll services (primarily the large IXCs) and dedicated access services from competitive access providers ("CAPs"). As is the case generally with incumbent LECs, CT's local exchange business is not legally protected against competitive entry (although CT's status as a Rural Telephone Company provides it some relief from the interconnection obligations imposed on larger LECs). In addition, CT also faces, and will continue to face, competition from other current and potential market entrants, including CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. However, due to the rural, low-density characteristics of its operating area, the high cost of entry to the market, the lack of large business customers and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area. CT currently faces one request from a competitor seeking to serve CT customers. Because the request is limited to facility-based competition, it does not represent a challenge to CT's rural exemption. The Pennsylvania PUC has not yet ruled on this request.

CTSI

  CTSI, which formally commenced operations in 1997, is a full-service, facilities based CLEC offering bundled local, all distance telephone, vertical services and Internet access. As of December 31, 1999, CTSI had installed over 84,000 access lines.

  Since its founding, CTSI has been run as a completely separate operating company to foster a higher level of accountability and to address legal and regulatory considerations. CTSI's business plan was initially based on the physical extension of CT's existing infrastructure. CTSI takes advantage of CT's proximity to more densely populated, larger communities that are located adjacent to CT's service area. We estimate that these adjacent markets contain a population over five times that of CT's present telephone service area in approximately one-fifth the geography. This population is concentrated in Tier II and Tier III cities with much higher densities than CT's current territory. CT's existing service area includes approximately 400,000 people and a density of approximately 57 lines per square mile, while the areas adjacent to CT's existing service territory include 2.0 million people with markets targeted by CTSI having a density of 1,200 lines per square mile. In these adjacent markets, we estimate that there are over one million additional access lines. Through CTSI, we believe that CTE has the opportunity to achieve strong revenue growth with only a relatively small penetration into these areas. Additionally, the Tier II and Tier III cities that lie in this adjacent geography are home to many small and medium-sized businesses and have comparatively little telecommunications competition. We believe that CTSI has several competitive advantages, including: (1) a dedicated direct sales force;
(2) an effective and efficient provisioning system; (3) the ability to bundle services (local, all distance telephone, vertical services and Internet); and
(4) the simplicity of one bill.

  Currently, CTSI serves six regional markets: Wilkes-Barre/Scranton, PA; Harrisburg, PA; Lancaster/Reading, PA; southeastern Pennsylvania's Bucks, Chester and Montgomery counties; Binghamton, NY; and Syracuse, NY. CTSI now has its own host switch in Harrisburg and is in the process of placing in service a second host switch in Wilkes-Barre, PA. This will allow CTSI to be completely independent of the CT switch network. CTSI will serve the Lancaster/Reading and southeastern PA markets with remotes connected by fiber to CTSI's Harrisburg host switch. CTSI will serve the Binghamton and Syracuse markets with remotes connected by fiber to CTSI's Wilkes-Barre host switch. CTSI has installed fiber from Wilkes-Barre to Binghamton and recently entered into a long-term fiber lease from Binghamton to Syracuse to connect the Syracuse remote switches.

  CTSI's marketing efforts are focused primarily on business customers and on the concept of success-based capital spending whereby capital is committed based on demonstrated consumer demand. CTSI is pursuing a strategy that includes targeting all business customers including businesses with as few as three to six lines. In its existing markets, CTSI has determined that these customers are particularly attractive to the extent that they are located in densely packed business districts. We believe that focusing on the areas along which CTSI can run fiber optic cable and place cabinetized remote switches will enable CTSI to offer high-quality, personalized service to both larger businesses and under-marketed smaller businesses, while taking advantage of efficiencies in network construction and customer marketing.

  Although CTSI's initial customer focus is on business customers, it is also extending its service to certain specific, high-density, relatively affluent residential enclaves that are adjacent to its existing facilities. In these enclaves, CTSI is offering several bundled packages of local, all distance telephone, vertical services and Internet.

  The CTSI network is also 100% digitally switched and fiber rich with relatively short copper loops due to the greater population density of the areas it serves as compared to CT. The outside plant is relatively new, as the company is less than three years old. CTSI has over 1,000 fiber route miles and over 300 route miles of copper. Almost 100% of the outside plant is aerial and the copper is gel filled. It has very short loop lengths and 100% of its on-net customers have DSL capability.

  Due to the 1996 Act, all LECs, including Bell Atlantic, the primary LEC in the service areas initially targeted by CTSI, are required to: (1) permit resale of their service; (2) provide number portability; (3) provide dialing parity; (4) provide access to their facilities; and (5) establish reciprocal compensation arrangements with other carriers for transporting and terminating each other's traffic. This enabling legislation permits CTSI to compete effectively with the larger LECs. CTSI has interconnection and resale agreements with Bell Atlantic. In addition, CTSI has a limited interconnection agreement with GTE Corporation. In the early stages of its development, CTSI used virtual collocates in order to speed deployment. In the newer markets, CTSI is focused on using physical collocates and SCOPE (Secured Collocation Open Physical Environment) collocation arrangements. (Physical collocation means that CTSI leases space within Bell Atlantic's central office in which it operates equipment for interconnection with Bell Atlantic's network. Under SCOPE collocation arrangements, CTSI leases space in Bell Atlantic's central office, but shares common space with other CLECs. Under virtual collocation, the technical arrangements for interconnection are similar, but the equipment inside the Bell Atlantic office is maintained and operated by Bell Atlantic). As of December 31, 1999, CTSI had 52 virtual collocates, 12 physical collocates and 8 SCOPE arrangements.

 Regulation

  Telecommunications services provided by CTSI and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI's rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC's complaint jurisdiction, but are not otherwise reviewed or prescribed by the FCC. State regulatory commissions exercise jurisdiction over intrastate service (including basic local exchange service and in-state toll services). Although specific regulatory requirements and practices vary from state to state, CTSI's rates and services are generally subject to much less regulatory scrutiny than those of incumbent LECs. CTSI currently offers local services pursuant to tariffs filed with the Pennsylvania and New York commissions, and has authority to offer such services in eleven additional states. CLEC certifications are pending in six other states. Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI's business, such as its use of rights-of-ways.

  On February 26, 1999, the FCC released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. CTE's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both

Pennsylvania and New York to require payment of reciprocal compensation on ISP calls. Both the Pennsylvania and New York commissions have reaffirmed that reciprocal compensation is required for the termination of ISP traffic. During 1999, CTSI recorded approximately $1,123,000, or 2.6% of its revenues, for reciprocal compensation associated with ISP traffic.

  As discussed, on September 30, 1999, the Pennsylvania PUC entered its final order to resolve numerous competitive issues raised during its Global Settlement discussions. Bell Atlantic and other parties appealed various aspects of the order in various state and federal courts, and the ultimate outcome of these appeals cannot be predicted, nor can the effects on CTE's results of operations.

 Competition

  The markets serviced by CTSI are extremely competitive. The services offered by CTSI in each market compete principally with the services offered by the incumbent LEC serving that area, primarily Bell Atlantic. Incumbent LECs have relationships with their customers, have the potential to subsidize services from their monopoly service revenues and benefit from favorable state and federal regulations. The incumbent LECs are generally larger and better financed than CTSI. In light of the passage of the 1996 Act and concessions by some of the Regional Bell Operating Companies ("RBOCs"), federal and state regulatory initiatives will provide increased business opportunities to CLECs, but incumbent LECs may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent LECs are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers, or charge CLECs significantly higher fees for interconnection to the incumbent LECs' networks, CTSI's competitive position would be adversely affected. For example, Bell Atlantic was granted authority pursuant to Section 271 of the 1996 Act to offer in-region long-distance services to its New York customers along with local services, allowing Bell Atlantic to offer more attractive service packages to compete with CTSI's offerings.

  CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. A number of markets served by CTSI are served by one or more CLECs including NEXTLINK Communications, Inc., Adelphia Business Solutions, Choice One Communications and others. Competition from CLECs and other companies is expected to increase in the future.

Other Operations

 Commonwealth Communications

  CC provides telecommunication engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located primarily in Pennsylvania, New Jersey and New York. CC also undertakes low-risk premises distribution systems projects (cabling projects) typically for hospitals and educational institutions.

 epix(TM) Internet Services

  epix, founded in 1994, is CTE's Internet service provider. epix primarily provides dial-up Internet access (over 45,000 customers at December 31, 1999) at a flat rate for residential users, and also provides dedicated access for business users and associated services such as web page hosting and design. epix provides a competitive Internet product to CT and CTSI customers and provides network support, technical support and customer service to Jack Flash, CTE's DSL product.

 Jack Flash SM

  In the second half of 1999, CTE offered its DSL product line operating under the trade name Jack Flash. CTE is in the process of launching the product in the on-net (defined as 100% on CTE's own network) areas throughout the existing CT and CTSI footprints. The results of off-net testing have been positive and therefore, CTE intends to launch DSL in selected off-net territories of CTSI.

CLD

  Since 1990, CTE's wholly-owned subsidiary, CLD, has conducted the business of providing long-distance telephone services (the "Long Distance Business"). Through a wholesale agreement with RCN Long Distance Company, CLD provides long-distance services to CT's customers. The Long Distance Business primarily represents that portion of CTE's long-distance operations that relate to customers in CT's service area. The remainder of CTE's long-distance operations was distributed to CTE's shareholders as a subsidiary of RCN Corporation in 1997.

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

 Indemnification

  RCN, Cable Michigan and CTE have agreed to indemnify the other two parties against certain liabilities, including liabilities arising primarily from the business of the indemnifying party, prior to the time of the Distribution. In addition, RCN, Cable Michigan and CTE have agreed to allocate certain other liabilities not primarily relating to any of their respective businesses prior to the time of the Distribution on a 30%/20%/50% basis, respectively.

  We do not believe that any of the foregoing indemnities will have a material adverse effect on the business, financial condition or results of operations of CTE.

 Employee Matters

  Under the Distribution Agreement, RCN, Cable Michigan and CTE agreed generally to assume employee benefits-related liabilities with respect to its current, and in some cases, former employees.

 Transitional Services and Agreements

  RCN has agreed to provide or cause to be provided to CTE certain specified services (management services) for a transitional period after the Distribution. The transitional services to be provided are the following: (1) accounting, (2) payroll, (3) management supervision and Office of the Chairman, (4) cash management, (5) human resources and benefit plan administration, (6) insurance administration, (7) legal, (8) tax, (9) internal audit and (10) other miscellaneous administrative services. The fee per year for these services was 3.5% of the first $175 million of revenue of CTE and 1.75% of any additional revenue. The total fee for 1999, 1998 and 1997 was approximately $5,234,000, $7,016,000 and $8,283,000, respectively. During 1999, the majority of the transitional services were transferred to CTE from RCN. The transitional services remaining in 2000 include legal and Office of the Chairman. The fee for these services in 2000 is estimated to be $2,000,000.

  The aforementioned arrangements are not the result of arm's length negotiation between unrelated parties as CTE and RCN have certain common officers and directors. Although the transitional service arrangements in such agreements are designed to reflect arrangements that would have been agreed upon by parties negotiating at arm's length, there can be no assurance that we would not be able to obtain similar services at a lower cost from unrelated third parties. Additional or modified agreements, arrangements and transactions may be entered into between CTE and RCN in the future, which will be negotiated at arm's length.

 Miscellaneous

  There exist relationships among CTE and RCN that may lead to conflicts of interest. Each of CTE and RCN is effectively controlled by Level 3 Telecom. In addition, the majority of the directors and certain executive officers of CTE and RCN also hold one or more offices at related companies. See "Item 10:
Directors and Executive Officers of the Registrant." The success of CTE may be affected by the degree of involvement of its officers and directors in CTE's business and the abilities of CTE's officers, directors and employees in managing both CTE and the operations of RCN. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

 Tax Sharing Agreement

  The Tax Sharing Agreement governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of RCN and Cable Michigan, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to Cable Michigan, RCN or CTE will be allocated solely to such company. Adjustments to all other tax liabilities will generally be allocated 50% to CTE, 20% to Cable Michigan and 30% to RCN.

Employees

  CTE employed a total of 1,494 employees as of December 31, 1999.

  Approximately 36% of CTE employees are covered under collective bargaining agreements. On February 21, 1999, Commonwealth Telephone Company bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2002. Also, in June 1999, the Commonwealth Communications bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until June 29, 2002.

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

Item 3. Legal Proceedings

  In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of CTE. There are no legal matters pending that we expect to have a material impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act").

Executive Officers of the Registrant

David C. McCourt...........  43 Chairman of the Board of Directors and Director
                                of the Company since October 1993; Chief
                                Executive Officer of RCN and Director of RCN
                                since September 1997; Chief Executive Officer of
                                the Company from October 1993 to December 1998;
                                Director, Chairman and Chief Executive Officer
                                of Cable Michigan from September 30, 1997 to
                                November 1998; President, Chief Executive
                                Officer and Director of Level 3 Telecom
                                Holdings, Inc.; Chairman, Chief Executive
                                Officer and Director of Mercom, Inc. from
                                October 1993 to November 1998; Director of MFS
                                Communications Company, Inc. from July 1990 to
                                December 1996; President and Director of
                                Metropolitan Fiber Systems/McCourt, Inc., a
                                subsidiary of MFS Telecom, Inc., since 1988;
                                Director of Cable Satellite Public Affairs
                                Network ("C-SPAN") since June 1995; Director of
                                WorldCom, Inc. from December 1996 to March 1998;
                                and Director of Level 3 Communications, Inc.,
                                since August 1997.
Michael I. Gottdenker......  35 Director, President and Chief Executive Officer
                                of the Company since December 1998; Director,
                                President and Chief Operating Officer of the
                                Company from September 1997 to December 1998;
                                Executive Vice President of the Company from
                                September 1995 to September 1997; Executive Vice
                                President of Commonwealth Communications from
                                August 1996 to September 1997; Vice President of
                                New Business Development at Revlon Consumer
                                Products Corporation ("Revlon") from 1994 to
                                1995; General Manager of Revlon's State Beauty
                                Supply from 1993 to 1994; Director of Corporate
                                Finance for Revlon from 1992 to 1993; Associate,
                                Real Estate Finance Department at Salomon
                                Brothers Inc from 1988 to 1991; and Financial
                                Analyst, Corporate Finance Department at Salomon
                                Brothers Inc from 1986 to 1988.
Rita M. Brown..............  47 Vice President and General Manager Commonwealth
                                Communications since October 1998; Vice
                                President of Network Services of Commonwealth
                                Telephone Company from February 1996 to October
                                1998; other management positions at Commonwealth
                                Telephone Company from 1973 to February 1996,
                                including Director of Network Services.

Donald P. Cawley...........  41 Vice President and Chief Accounting Officer of
                                the Company since May 1999; Vice President and
                                Controller of the Company since September 1997;
                                Vice President and Controller of Commonwealth
                                Telephone Company since February 1996; and
                                Controller of Commonwealth Telephone Company
                                from March 1992 to February 1996.
James DePolo...............  55 Executive Vice President of the Company and CT
                                since 1997; Executive Vice President of CTSI
                                since July 1998; senior management positions at
                                Metropolitan Fiber Systems, Inc. (MFS) from 1994
                                to 1997, including Division President--MFS
                                Intelenet, President--Realcom and Vice President
                                of Sales and Operations--UUNet; senior
                                management positions at Sprint Communications
                                from 1985 to 1993, including Vice President and
                                General Manager--Alternate Channels, Vice
                                President of Marketing--Western Business Market
                                Group, Vice President of Strategic Marketing,
                                Vice President and General Manager--West
                                Division and Vice President of Sales &
                                Marketing--West Division; Director of
                                Engineering, Marketing and Sales--West Division
                                for Satellite Business Systems from 1983 to
                                1985.
Joseph Enis................  55 Vice President and Treasurer of the Company
                                since December 1999; Treasurer of Frontier
                                Corporation from June 1994 to December 1999;
                                Treasurer of National Service Industries from
                                June 1992 to May 1994; Treasurer of Cyclops
                                Industries from March 1982 to May 1992; Vice
                                President of Finance for Big Bud Tractors from
                                November 1981 to February 1982; and Assistant
                                Treasurer and Manager of Planning of J.I. Case
                                Company from May 1975 to October 1981.
John D. Filipowicz.........  41 Vice President, Assistant General Counsel and
                                Assistant Secretary of the Company since
                                February 1995; Senior Vice President, Assistant
                                General Counsel and Assistant Secretary of RCN
                                since September 1997; Assistant Corporate
                                Secretary of the Company since December 1994;
                                Corporate Counsel of the Company since December
                                1990; Senior Vice President, Assistant General
                                Counsel and Corporate Secretary of Mercom, Inc.
                                from December 1996 to October 1997; Senior Vice
                                President, Assistant General Counsel and
                                Assistant Secretary of Mercom, Inc. from October
                                1997 to November 1998; Vice President, Assistant
                                General Counsel and Assistant Secretary of
                                Mercom, Inc. from May 1995 to December 1996;
                                Senior Vice President, Assistant General Counsel
                                and Assistant Secretary of Cable Michigan, Inc.
                                from September 1997 to November 1998; and Vice
                                President, Assistant General Counsel and
                                Assistant Secretary of Cable Michigan, Inc. from
                                February 1985 to September 1997.

John J. Jones..............  33 Executive Vice President, General Counsel and
                                Corporate Secretary of the Company and RCN since
                                July 1998; Vice President, General Counsel and
                                Corporate Secretary of Designer Holdings, Ltd.
                                from January 1996 to December 1997; Private law
                                practitioner at the law firm Skadden, Arps,
                                Slate, Meagher & Flom from September 1991 to
                                August 1995.
David G. Weselcouch........  44 Vice President of Investor Relations and
                                Corporate Communications of the Company since
                                March 1998; Director--Investor Relations of GTE
                                Corporation from 1993 to 1998; Manager--Capital
                                Markets Development and Administration of GTE
                                Corporation from 1989 to 1993; Administrator--
                                Financial Strategies of GTE Corporation from
                                1988 to 1989.
Donald W. Wiles............  55 Vice President of Engineering of the Company
                                since May 1999; Senior Associate of
                                Telecommunications Transportation of Booz-Allen
                                & Hamilton from 1994 to 1999; Vice President of
                                Engineering of Sokol America from 1993 to 1994;
                                President and Chief Operating Officer of Systems
                                Technology Associates from 1992 to 1993; Vice
                                President and General Manager--Saudi Arabia
                                Branch Office of Contel/GTE Federal Systems from
                                1987 to 1991; Chief Engineer/General Manager of
                                Engineering of System Development
                                Corporation/Unisys from 1984 to 1987; Director
                                of Marketing of Intelect, Inc. from 1983 to
                                1984; and Director of Engineering/Marketing of
                                Stromberg-Carlson Corporation from 1976 to 1983.
Gary Zingaretti............  35 Vice President of Industry Relations of the
                                Company since September 1997; Vice President--
                                Regulatory of ICORE, Inc., a telecommunications
                                consulting firm from August 1996 to September
                                1997; and Manager of Revenue of the Company from
                                February 1992 to August 1996.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
Matters

  The Company's Common Stock is traded on the NASDAQ National Market (Symbol:CTCO); the Company's Class B Common Stock is traded on the NASDAQ SmallCap Market (Symbol:CTCOB).

  There were approximately 1,440 holders of the Company's Common Stock and 331 holders of the Company's Class B Common Stock on February 29, 2000. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 17 to the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

Item 6. Selected Financial Data

  Information required under Item 6 of Part II is set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Information required under Item 7 of Part II is set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 7. (a) Quantitative and Qualitative Disclosures about Market Risk

  The Company has entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The counterparties to the interest rate swap agreements are major financial institutions. These financial institutions have been accorded high ratings by primary rating agencies. The Company limits the dollar amount of contracts entered into with any one financial institution and monitors the credit ratings of these counterparties. While the Company may be exposed to credit losses due to non performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition. The fair value of notional amounts exchanged under the contract has been calculated by the counterparties using appropriate valuation methodologies. The estimated fair value of the Company's interest rate swaps at December 31, 1999 was $1,125,000.

  Additional information regarding the interest rate swap agreements is contained in Note 16 "Off Balance Sheet Risk and Concentration of Credit Risk" of the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this report.

Item 8. Financial Statements and Supplementary Data

  The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 9. Disagreements on Accounting and Financial Disclosure

  During the two years preceding December 31, 1999, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K

Item 14. (a)(1) Financial Statements

  Selected Financial Data
  Consolidated Statements of Operations for Years Ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997
  Consolidated Balance Sheets--December 31, 1999 and 1998
  Consolidated Statements of Changes in Common Shareholders' Equity for
   Years Ended December 31, 1999, 1998 and 1997
  Notes to Consolidated Financial Statements
  Reports of Independent Accountants

Item 14. (a)(2) Financial Statement Schedules

 Description

  Condensed Financial Information of Registrant for the Years Ended December 31, 1999, 1998 and 1997 (Schedule I)

  Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1999, 1998 and 1997 (Schedule II)

  All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required.

Item 14. (a)(3) Exhibits

  Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remaining exhibits have been filed with the Commission and are incorporated herein by reference.

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

    (a) Distribution agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 15, 1997, (Commission File No. 0-22825).

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

    (b) Amendment to Articles of Incorporation dated September 21, 1995 is incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-11053).

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

    (c) Amended and restated credit agreement dated as of June 22, 1999 by and among Commonwealth Telephone Enterprises, Inc. as borrower, the Lenders referred to therein, First Union National Bank as Administrative Agent, CIBC Inc., as Syndication Agent, PNC Bank, National Association, as Documentation Agent and First Union Capital Markets Corp., as Lead Arranger is incorporated herein by reference to Exhibit 99 to the Company's report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

    (d) Line of credit agreement dated as of September 30, 1999 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4(b) to the Company's report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

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

    (f) Tax sharing agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 5, 1997, (Commission File No. 0-22825).

    (g) Assumption Agreement dated September 30, 1997 by and among Registrant, Cable Michigan, Inc. and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company's report on Form 10-Q for the quarter ended September 30, 1997, (Commission File No. 0-11053).

    (h) Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

    (i) 1997 Non-Management Directors' Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to
  Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    (j) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

  *(21) Subsidiaries of the Registrant

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

Item 14. (b) Report on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Commonwealth Telephone Enterprises,
                                          Inc.

Date: March 30, 2000
                                                  /s/ Donald P. Cawley
                                          By: _________________________________
                                                      Donald P. Cawley
                                                  Vice President and Chief
                                                     Accounting Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

    /s/ Michael I. Gottdenker          President and Chief          March 30, 2000
______________________________________  Executive Officer
        Michael I. Gottdenker

       /s/ Donald P. Cawley            Principal Financial          March 30, 2000
______________________________________  Officer,
           Donald P. Cawley             Vice President and Chief
                                        Accounting Officer

DIRECTORS:

       /s/ David C. McCourt                                         March 30, 2000
______________________________________
           David C. McCourt

    /s/ Michael I. Gottdenker                                       March 30, 2000
______________________________________
        Michael I. Gottdenker

       /s/ Michael A. Adams                                         March 30, 2000
______________________________________
           Michael A. Adams

        /s/ James Q. Crowe                                          March 30, 2000
______________________________________
            James Q. Crowe

       /s/ Stuart E. Graham                                         March 30, 2000
______________________________________
           Stuart E. Graham


              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ Frank M. Henry                                          March 30, 2000
______________________________________
            Frank M. Henry

       /s/ Richard R. Jaros                                         March 30, 2000
______________________________________
           Richard R. Jaros

      /s/ Daniel E. Knowles                                         March 30, 2000
______________________________________
          Daniel E. Knowles

      /s/ David C. Mitchell                                         March 30, 2000
______________________________________
          David C. Mitchell

         /s/ Eugene Roth                                            March 30, 2000
______________________________________
             Eugene Roth

      /s/ Walter Scott, Jr.                                         March 30, 2000
______________________________________
          Walter Scott, Jr.

     /s/ Timothy J. Stoklosa                                        March 30, 2000
______________________________________
         Timothy J. Stoklosa

        /s/ John J. Whyte                                           March 30, 2000
______________________________________
            John J. Whyte

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Thousands, Except Per Share Data)

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Commonwealth Telephone Enterprises, Inc. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments and changes in the competitive environment in which the Company operates.

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

  Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") consists of Commonwealth Telephone Company ("CT"), the nation's ninth largest independent incumbent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business; epixTM Internet Services ("epix"); Jack FlashSM ("Jack Flash"), the Company's Digital Subscriber Line ("DSL") product offering; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

  On September 30, 1997, the Company distributed 100% of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of the Company's Common Stock and the Company's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and Cable Michigan. RCN consisted primarily of the Company's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations; and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consisted of the Company's Michigan cable operations, including its 62% ownership in Mercom, Inc. The Company has restated its results prior to September 30, 1997 to reflect RCN and Cable Michigan as discontinued operations. As part of the Company's restructuring, the Company changed its name to Commonwealth Telephone Enterprises, Inc. (from C-TEC Corporation) and effected a two-for-three reverse stock split. All share and per share data, stock option data and market prices of the Company's Common Stock have been restated to reflect this reverse stock split.

Overview 1999 vs 1998

  For the year ended December 31, 1999, CTE's consolidated sales increased 15.6% and were $260,892 and $225,734 for the years ended December 31, 1999 and 1998, respectively. Higher sales of CT of $14,047, CTSI of $20,247 and Other of $864 contributed to the increase. Operating income increased $5,534 as a result of the increased sales, partially offset by an increase in costs and expenses of $23,282 and depreciation expense of $8,124. A reduction in management fees of $1,782 also contributed to the increase in operating income. Income from continuing operations increased $1,517 or 7.4% primarily due to the increase in operating income, partially offset by an increase in interest expense of $1,685 and income taxes of $2,016. Net income to common shareholders was $21,972 or $0.95 per diluted average common share and $8,090 or $0.36 per diluted average common share for the years ended December 31, 1999 and 1998, respectively. Net income to common

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)

shareholders for the year ended December 31, 1998 includes preferred dividend and accretion requirements of ($4,249) or ($0.19) per diluted average common share that did not recur in 1999. Net income to common shareholders for the year ended December 31, 1998 also includes a charge representing the acceleration of preferred stock accretion plus accrued dividends pursuant to a settlement agreement between the Company and the Yee Family Trusts dated February 8, 1999 in the amount of ($8,116) or ($0.36) per diluted average common share. See Note 10 to the Consolidated Financial Statements.

Overview 1998 vs 1997

  For the year ended December 31, 1998, CTE's consolidated sales increased 14.8% and were $225,734 and $196,596 for the years ended December 31, 1998 and 1997, respectively. Higher sales of CT of $10,728, CTSI of $16,908 and Other of $1,502 contributed to the increase. Operating income was $44,230 as compared to $41,461 in 1997. The increase in operating income of $2,769 is primarily due to increased sales of CT and a reduction in management fees of $1,267, partially offset by an increase in depreciation expense of $6,166. Income from continuing operations was $20,455 and $22,184 for the years ended December 31, 1998 and 1997, respectively. The decrease of $1,729 reflects the increase in operating income, offset by an increase in interest expense of $2,781 and an increase in income taxes of $804. Net income to common shareholders for the year ended December 31, 1998 was $8,090 or $0.36 per diluted average common share as compared to net loss to common shareholders of ($18,214) or ($0.81) per diluted average common share for the year ended December 31, 1997. Net income to common shareholders for the year ended December 31, 1998 includes a charge representing the acceleration of preferred stock accretion plus accrued dividends pursuant to a settlement agreement between the Company and the Yee Family Trusts dated February 8, 1999 in the amount of ($8,116) or ($0.36) per diluted average common share. Net loss to common shareholders for the year ended December 31, 1997 includes discontinued operations of ($36,149) or ($1.61) per diluted average common share.

  Selected data by business segment was as follows:

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
Sales:                                            --------  --------  --------
CT............................................... $169,313  $155,266  $144,538
CTSI.............................................   42,484    22,237     5,329
Other............................................   49,095    48,231    46,729
                                                  --------  --------  --------
Total............................................ $260,892  $225,734  $196,596
                                                  ========  ========  ========
                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
Operating income (loss):                          --------  --------  --------
CT............................................... $ 66,664  $ 59,083  $ 53,023
CTSI.............................................  (16,652)  (13,976)  (11,020)
Other............................................     (248)     (877)     (542)
                                                  --------  --------  --------
Total............................................ $ 49,764  $ 44,230  $ 41,461
                                                  ========  ========  ========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)


Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
CT.......................................... $   99,717  $   88,785  $   80,880
CTSI........................................     (7,548)     (9,103)     (9,981)
Other.......................................      3,101       1,930       1,778
                                             ----------  ----------  ----------
Total....................................... $   95,270  $   81,612  $   72,677
                                             ==========  ==========  ==========

  We believe that adjusted EBITDA is an additional measure of operations that
(1) gauges the Company's ability to control costs and increase overall profitability and (2) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to other similarly titled measures of other companies.

                                                              December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
CT access lines......................................... 296,689 276,644 258,803
CTSI access lines.......................................  84,548  43,422  18,018

1999 vs 1998

  Sales--Sales primarily include telephone access, local service, toll, vertical service revenues and also include telecommunications design and engineering and Internet access revenues.

  Total sales were $260,892 and $225,734 for the years ended December 31, 1999 and 1998, respectively. The increase of $35,158 or 15.6% is due to higher sales of CT of $14,047, CTSI of $20,247 and Other of $864. The 9.0% increase in sales of CT is primarily attributable to increases in access revenue of $9,250 and local service revenue of $2,365. The increase in access revenue is primarily due to increased state access revenue of $4,882 resulting from an increase in IntraLATA minutes of use. Interstate access revenue increased $3,656 as a result of increased minutes, partially offset by a decline in the rate per minute. Interstate access revenue also includes the favorable impact of National Exchange Carrier Association ("NECA") settlements of $1,443. The increase in local and access revenue is primarily the result of an increase in access lines of 20,045 or 7.2%. The increase in CT's access lines is due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 20.7% in 1998 to 27.6% in 1999. In addition, vertical service revenue increased 33.6% as a result of CT's successful Caller ID sales campaign. CTSI sales were $42,484 and $22,237 for the years ended December 31, 1999 and 1998, respectively. This increase of $20,247 in local service, access, long-distance business revenues and residential revenues is a result of CTSI's continued penetration in the Wilkes-Barre/Scranton, Harrisburg and Lancaster/Reading, PA and Binghamton, NY markets and the first quarter 1999 launch into southeastern PA's Bucks, Chester and Montgomery counties. At December 31, 1999, CTSI had 84,548 installed access lines as compared to 43,422 at December 31, 1998. CC sales increased $1,013 or 4.0% primarily due to increases in non-recurring Data Communications and Business System sales. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. epix sales increased $2,904 or 31.4% versus 1998 due to an increase in dial-up customers from 36,313 at December 31, 1998 to 45,168 at December 31, 1999. The increase

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)

in customers is the result of the continued demand for dial-up and dedicated Internet access, website development and web hosting services. In the second half of 1999, the Company offered its DSL product line, Jack FlashSM. CLD sales declined $3,115 or 22.8% as a result of customers switching to alternate long-distance service providers due to CLD's above-average long-distance rates. The Company expects this trend to continue.

  Costs and expenses, excluding management fees and depreciation and amortization ("costs and expenses")--Costs and expenses primarily include access charges, and other direct costs of sales, payroll and related benefits, advertising, software and information system services (MIS) and general and administrative expenses.

  Total costs and expenses were $160,388 and $137,106 for the years ended December 31, 1999 and 1998, respectively. The increase of $23,282 is primarily due to increased costs and expenses of CTSI of $18,599. The increase is due to increased costs associated with the continued penetration in the five markets noted above and the fourth quarter 1999 expansion into the Syracuse, NY market. These costs and expenses represent employee-related costs associated with sales, operation and support staffs, building rental expense, leased loop charges, long-distance expense and terminating access from independent local exchange carriers. CT's costs and expenses increased $4,517 or 7.3% as a result of an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician positions (due to customer demand for new services, i.e. vertical services and acess lines) and incentive plan payouts based on results. Also contributing to the increase were MIS expenses for customer account processing and advertising costs associated with the successful second quarter 1999 Caller ID sales campaign. CC costs and expenses were $24,048 and $24,191 for the years ended
December 31, 1999 and 1998, respectively. The decrease of $143 is the result of a second quarter 1999 vendor credit of $402, partially offset by increased costs associated with increased sales. epix costs and expenses, primarily payroll and benefits, transport and network costs, increased $2,008 or 23.1% as a result of increased sales. Costs and expenses related to Jack Flash were $632 in 1999. CLD costs and expenses decreased $2,437 or 21.6% due primarily to the decrease in sales.

  Management fees--Management fees were $5,234 and $7,016 for the years ended December 31, 1999 and 1998, respectively. The decrease of $1,782 is due to the transition of certain services to the Company in 1999.

  Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities) --Adjusted EBITDA was $95,270 and $81,612 for the years ended December 31, 1999 and 1998, respectively. The increase of $13,658 or 16.7% is primarily due to higher sales of CT and CTSI and a reduction in management fees, partially offset by higher costs and expenses of CT and CTSI.

  Depreciation and amortization--Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $45,506 for the year ended December 31, 1999 as compared to $37,382 for the year ended December 31, 1998. The increase is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 1998 and 1999.

  Interest expense--Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives, interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $189,000 to hedge against interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $14,399 and $12,714 for the years ended December 31, 1999 and 1998, respectively. The increase of $1,685 is due to increased interest expense resulting from the February 1999 $52,500 borrowing on the credit

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)

facility associated with the preferred stock redemption and additional net borrowings in 1999 of $28,000 primarily to fund CTSI's expansion. This increase was partially offset by a reduction in interest expense due to a reduction in outstanding debt as a result of the proceeds from the October, 1998 Common Stock Rights Offering. Interest on the mortgage note payable to the National Bank for Cooperatives declined due to scheduled principal payments totaling $9,010 during 1999.

  Income taxes--The Company's effective tax rates from continuing operations were 45.4% and 44.3% for the years ended December 31, 1999 and 1998, respectively. For an analysis of the change in income taxes, see Note 13 to the Consolidated Financial Statements.

1998 vs 1997

  Sales--Total sales were $225,734 and $196,596 for the years ended December 31, 1998 and 1997, respectively. The increase of $29,138 or 14.8% is due to higher sales of CT of $10,728, CTSI of $16,908 and Other of $1,502. The increase in sales of CT is attributable to higher interstate access revenue of $3,299 resulting from the growth in access lines of 17,841 or 6.9% and an increase in access minutes. State access revenue increased $4,208 due to an increase in IntraLATA and InterLATA minutes as a result of the growth in access lines. Local service revenue increased $1,783 due to the increase in access lines. Vertical service revenue increased $1,281 primarily as a result of increased Caller ID and Voice Mail revenue of $976. The growth in access lines is primarily due to the Company's successful marketing of residential additional lines, resulting in an increase in residential additional line penetration from 14.5% in 1997 to 20.7% in 1998. CTSI sales were $22,237 and $5,329 for the years ended December 31, 1998 and 1997, respectively. This increase of $16,908 in local service, access, long-distance business revenues and residential sales is a result of CTSI's continued penetration in the Wilkes-Barre/Scranton, Harrisburg and Lancaster/Reading, PA markets and expansion into the Binghamton, NY market during the second quarter of 1998. At December 31, 1998 CTSI had 43,422 installed access lines as compared to 18,018 installed access lines at December 31, 1997, an increase of 141.0%. Increased epix sales of $3,381 or 57.5% for the year ended December 31, 1998 versus 1997 reflects the continued demand for dial-up and dedicated Internet access, website development and consulting services. epix customers were 36,313 and 27,258 for the years ended December 31, 1998 and 1997, respectively, an increase of 33.2%. CC sales increased $1,768 or 7.5% as a result of an increase in non-recurring Premises Distribution System (wiring and cable projects) revenue of $2,954 partially offset by a decrease in Data Communications revenue of $1,545. CLD sales declined $3,645 or 21.0% as customers switched to alternate long-distance providers due to CLD's above average rates.

  Costs and expenses, excluding management fees and depreciation and amortization ("costs and expenses")-- Total costs and expenses were $137,106 and $115,636 for the years ended December 31, 1998 and 1997, respectively, an increase of $21,470 or 18.6%. The increase is primarily due to increased network costs, circuit rental costs and employee-related expenses associated with the increased penetration into the four CTSI markets of Wilkes-Barre/Scranton, Harrisburg, Lancaster/Reading, PA; and Binghamton, NY. Costs and expenses of CT were $61,659 for the year ended December 31, 1998 as compared to $57,134 for the year ended December 31, 1997. Contributing to the increase of $4,525 or 7.9% is an increase in payroll and benefits resulting from incentive plan payouts based on Company results, annual salary increases and additional customer service and outside technician positions. MIS expenses associated with Year 2000 consulting also contributed to the increase. CC costs and expenses increased $853 primarily due to higher cost of goods sold associated with higher sales. epix costs and expenses increased $2,864 or 49.0% as a result of increased transport, advertising and employee-related costs associated with the growth of epix. CLD costs and expenses declined $2,968 due to lower expenses relating to lower sales.

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

  Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities) --Adjusted EBITDA was $81,612 and $72,677 for the years ended December 31, 1998 and 1997, respectively. The increase of $8,935 or 12.3% is primarily due to higher sales of CT and a reduction in management fees.

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

Liquidity and Capital Resources:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash and temporary cash investments........................ $ 21,183  $ 16,968
Working capital............................................ $(39,109) $ (6,420)
Long-term debt (including current maturities).............. $197,338  $125,848

  Cash and temporary cash investments were $21,183 at December 31, 1999 as compared to $16,968 at December 31, 1998. The Company's working capital ratio was .70 to 1 at December 31, 1999 as compared to .92 to 1 at December 31, 1998. The decline in working capital is primarily due to CT's September 1999 borrowings on the 364-day revolving credit facility with CoBank, ACB ("CoBank"). The Company used a portion of the CoBank borrowings to fund purchases of long-lived fixed assets associated with CTSI's expansion.

  In July 1997, CTE obtained a $125,000 committed revolving credit facility that provided credit availability through July 2002. In September 1997, CTE borrowed $75,000 against this facility to fund an equity contribution to RCN prior to the Distribution and during 1998, CTE borrowed $35,500 primarily to fund CTSI's expansion. In October 1998, the Company used the proceeds generated from its Common Stock Rights Offering to reduce outstanding debt on the revolving credit facility by $77,000. In February 1999, CTE borrowed $52,500 to fund the redemption of its preferred stock. In June 1999, the Company amended and restated the provisions of its $125,000 unsecured revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity date of the credit facility to June 2004 and make certain

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)

other changes in the covenants and terms applicable to the credit facility. During 1999, CTE borrowed $38,000 against the credit facility primarily to fund CTSI's expansion, and during the fourth quarter 1999, CTE repaid $10,000 of outstanding borrowings on the credit facility. In September 1999, CT entered into an unsecured, 364-day revolving line of credit agreement with CoBank to provide $30,000 of borrowing capacity. The Company presently intends to use the funds provided to continue building networks, working capital and general corporate purposes.

  The Company currently has adequate resources to meet its short-term obligations, including cash on hand of $21.2 million and $126.0 million of availability under its revolving credit facility at December 31, 1999. We expect that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. CTE's operations have required and will continue to require substantial capital investments for the design, construction and development of additional networks and services. In addition to cash generated from operations and existing credit facilities, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

  We anticipate that future cash flows will be used principally to support operations and finance growth of the business and, thus, we do not intend to pay cash dividends on the Company Common Stock in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects and such other factors as the Company's Board of Directors may deem relevant.

  As a result of factors such as the significant expenses associated with the development of new networks and services, we anticipate that operating results could vary significantly from period to period.

Regulatory Issues

  On February 26, 1999, the Federal Communications Commission ("FCC") released a Declaratory Ruling determining that Internet Service Provider ("ISP") traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The Company's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls. Both the Pennsylvania and New York commissions have reaffirmed that reciprocal compensation is required for the termination of ISP traffic. During 1999, CTSI recorded approximately $1,123 or 2.6% of its revenues for reciprocal compensation associated with ISP traffic.

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

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)


  Also in 1998, the FCC began a proceeding to consider a review of the FCC's authorized rate-of-return for the interstate access services provided by approximately 1,300 LECs, including CT. The FCC will determine if the prevailing rate corresponds to current market conditions. This rulemaking is an outstanding issue at the FCC and it is therefore not possible to determine the impacts, if any, on CT's results of operations.

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

Pennsylvania Public Utility Commission

  On September 30, 1999, the Pennsylvania Public Utility Commission entered its final order to resolve numerous competitive issues raised during its Global Settlement discussions. This order resolves petitions raised by numerous parties that focus on issues such as rates for unbundled network elements ("UNEs"), collocation requirements, access charge reductions, universal service, competitive services designations and many others. Among other things, this order created a state Universal Service Fund. Bell Atlantic, CT and other parties appealed certain aspects of the order in various state and federal courts. The ultimate outcome of these appeals cannot be predicted, nor can the effects on the Company's results of operations.

Year 2000 Disclosure

  The Company's computer systems and equipment successfully transitioned to the Year 2000. We have not experienced, and do not anticipate, any significant issues with the Year 2000 problem. Given the complexity of the Year 2000 issue and possible unidentified risks, however, we cannot give assurance that there may not be residual consequences relating to Year 2000 and any such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company performed a study to identify those specific systems which required remediation and developed a plan to correct such situations in a timely fashion. The plan included procedures that were designed to ensure that those systems for which the Company was dependent on external vendors' remediation efforts would be Year 2000 ready by the end of 1999. We identified the following plan phases: (1) awareness, which included defining the problems presented; (2) inventory, which included a detailed evaluation, by system, of the size and complexity of Year 2000 problems, if any; (3) assessment, which consisted of evaluating the Year 2000 compliance status of the inventory, through contact with vendors, and the solutions required; (4) renovation, which included the actual repair, upgrade, replacement or re-engineering of various systems; (5) validation, which included testing of affected systems;
(6) implementation, whereby renovated systems were placed in production; and
(7) post implementation, which included contingency planning.

  For those internal systems that required corrective action, we contracted with our information systems services provider to rewrite the relevant programming code. In some instances, new applications were written to replace third party applications that were not Year 2000 ready. During 1998, the Company converted its suite of financial systems to an Oracle system. Such system insures Year 2000 compliance in financial applications, enables the Company to process and report its financial transactions more efficiently and provides a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OFOPERATIONS AND FINANCIAL
                            CONDITION--(Continued)
                 (Dollars in Thousands, Except Per Share Data)


  The Company employed a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilized the assistance of external consultants in the case of the Oracle implementation. The Year 2000 team met on a bi-weekly basis to review current status and monitor progress on all systems and applications, with bi-weekly status updates to senior management.

  We completed renovation of our mission-critical systems in February 1999 and non-critical systems' renovation was completed at the end of the third quarter, 1999. We continue to monitor vendors for patches and upgrades to their systems. The Company has, to the best of its ability, contacted customers to inform them of any known Year 2000 issues with equipment supplied by the Company. CTE will continue to provide assistance to customers as necessary regarding Year 2000 problems encountered with equipment manufactured by third parties and owned by CTE's customers. To date, no customers have reported any Year 2000 issues with their equipment provided by the Company.

  The Company incurred costs of $1,888 during 1999 (which included $750 of capitalized costs). Some of these costs represent ongoing investments in systems upgrades, the timing of which was accelerated in order to facilitate Year 2000 compliance. We do not anticipate additional spending associated with Year 2000 renovation.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                (Thousands of Dollars Except Per Share Amounts)
                       For the Years Ended December 31,

                                    1999     1998     1997     1996     1995
                                  -------- -------- -------- -------- --------
Sales............................ $260,892 $225,734 $196,596 $186,506 $174,191
Income from continuing
 operations......................   21,972   20,455   22,184   25,869   31,206
Diluted earnings per average
 common share from continuing
 operations......................     0.95     0.36     0.80     0.99     1.38
Dividends per share..............      --       --       --       --       --
Total assets.....................  531,716  432,942  373,667  627,653  639,132
Long-term debt, net of current
 maturities......................  188,328  116,838  167,347  101,356  110,366
Redeemable preferred stock*......      --    52,000   42,517   40,867   39,493

--------
* See Note 10 Redeemable Preferred Stock in the accompanying notes to the Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                 (Thousands of Dollars
                                               Except Per Share Amounts)
Sales...................................... $  260,892  $  225,734  $  196,596
                                            ----------  ----------  ----------
Costs and expenses, excluding management
 fees and
 depreciation and amortization.............    160,388     137,106     115,636
Management fees............................      5,234       7,016       8,283
Depreciation and amortization..............     45,506      37,382      31,216
                                            ----------  ----------  ----------
Operating income...........................     49,764      44,230      41,461
Interest and dividend income...............      2,642       3,197       3,422
Interest expense...........................    (14,399)    (12,714)     (9,933)
Other income, net..........................        413         200       1,041
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes..............................     38,420      34,913      35,991
Provision for income taxes.................     18,280      16,264      15,460
                                            ----------  ----------  ----------
Income from continuing operations before
 equity in
 unconsolidated entities...................     20,140      18,649      20,531
Equity in income of unconsolidated
 entities..................................      1,832       1,806       1,653
                                            ----------  ----------  ----------
Income from continuing operations..........     21,972      20,455      22,184
Discontinued operations....................        --          --      (36,149)
                                            ----------  ----------  ----------
Net income (loss)..........................     21,972      20,455     (13,965)
Preferred stock dividend and accretion
 requirements..............................        --       12,365       4,249
                                            ----------  ----------  ----------
Net income (loss) to common shareholders... $   21,972  $    8,090  $  (18,214)
                                            ==========  ==========  ==========
Basic earnings per average common share:
  Income from continuing operations........ $     0.99  $     0.37  $     0.82
  Discontinued operations..................        --          --   $    (1.65)
  Net income available for common
   shareholders............................ $     0.99  $     0.37  $    (0.83)
  Average common shares outstanding........ 22,114,243  22,058,101  22,000,625
Diluted earnings per average common share:
  Income from continuing operations........ $     0.95  $     0.36  $     0.80
  Discontinued operations..................        --          --   $    (1.61)
  Net income available for common
   shareholders............................ $     0.95  $     0.36  $    (0.81)
  Average common shares and common stock
   equivalents outstanding................. 23,057,576  22,664,264  22,374,367

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                           ASSETS
Current assets
  Cash and temporary cash investments........................ $ 21,183 $ 16,968
  Accounts and notes receivable, net of reserve for doubtful
   accounts of $1,884 in 1999 and $1,885 in 1998.............   28,188   24,830
  Income taxes receivable....................................      536      --
  Accounts receivable from related parties...................      583    3,850
  Unbilled revenues..........................................   14,333   12,498
  Material and supply inventory, at average cost.............   10,932   11,397
  Prepayments and other......................................    5,771    1,778
  Deferred income taxes......................................   10,769    7,816
                                                              -------- --------
  Total current assets.......................................   92,295   79,137
                                                              -------- --------
Property, plant and equipment, net of accumulated
 depreciation of
 $280,948 in 1999 and $251,226 in 1998.......................  420,639  338,947
Investments..................................................    9,124    8,898
Other assets.................................................    9,658    5,960
                                                              -------- --------
Total assets................................................. $531,716 $432,942
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt....................... $  9,010 $  9,010
  Accounts payable...........................................   42,049   34,092
  Notes payable..............................................   30,000      --
  Advance billings and customer deposits.....................    4,504    4,516
  Accounts payable to related parties........................      524    1,580
  Accrued taxes..............................................      --     3,064
  Accrued interest...........................................    2,239      556
  Accrued expenses...........................................   43,078   32,739
                                                              -------- --------
  Total current liabilities..................................  131,404   85,557
                                                              -------- --------
Long-term debt...............................................  188,328  116,838
Deferred income taxes........................................   48,886   44,094
Other liabilities............................................   12,666    9,717
Redeemable preferred stock...................................      --    52,000
                                                              -------- --------
Commitments and contingencies (see Note 14)
Common shareholders' equity..................................  150,432  124,736
                                                              -------- --------
Total liabilities and shareholders' equity................... $531,716 $432,942
                                                              ======== ========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                            For the Years Ended December 31,
                                           ------------------------------------
                                              1999         1998        1997
                                           -----------  ----------  -----------
Cash flows from operating activities:
 Net income (loss).......................  $    21,972  $   20,455  $   (13,965)
 Depreciation and amortization...........       45,506      37,382       94,269
 Deferred income taxes and investment tax
  credits, net...........................        1,839        (638)      (5,240)
 Gain on sale of Florida cable
  operations.............................          --          --        (2,571)
 Gain on sale of partnership interest....          --          --          (661)
 Provision for loss on accounts
  receivable.............................           (1)        787        3,292
 Equity in (income) loss of
  unconsolidated entities................       (1,832)     (1,806)         656
 Decrease in minority interest...........          --          --        (3,757)
 Other non-cash items....................          708         370           94
 Net change in certain assets and
  liabilities, net of business
  acquisitions:
 Accounts receivable and unbilled
  revenues...............................       (2,535)     (3,383)      (1,859)
 Material and supply inventory...........          465      (3,397)      (4,378)
 Accounts payable........................        6,901       2,990        3,049
 Accrued expenses and taxes..............        6,739       6,215       (3,737)
 Other, net..............................       (1,476)      4,768       (2,066)
 Other...................................        2,315       1,272         (419)
                                           -----------  ----------  -----------
  Net cash provided by operating
   activities............................       80,601      65,015       62,707
                                           -----------  ----------  -----------
Cash flows from investing activities:
 Additions to property, plant and
  equipment..............................     (127,324)    (87,897)    (123,432)
 Sales and maturities of short-term
  investments............................          --          --        46,935
 Acquisitions, net of cash acquired......          --          --       (30,490)
 Proceeds from sale of Florida cable
  operations.............................          --          --         3,496
 Proceeds from sale of partnership
  interest...............................          --          --         1,900
 Other...................................        1,718       1,114         (801)
                                           -----------  ----------  -----------
  Net cash used in investing activities..     (125,606)    (86,783)    (102,392)
                                           -----------  ----------  -----------
Cash flows from financing activities:
 Redemption of long-term debt............      (19,010)    (86,010)    (165,689)
 Proceeds from the issuance of common
  stock..................................        1,798         693          183
 Net proceeds of common stock rights
  offering...............................          --       77,418          --
 Issuance of long-term debt..............       90,500      35,500      333,000
 Proceeds from issuance of short-term
  debt...................................       30,000         --           --
 Preferred dividends.....................         (650)     (2,882)      (1,950)
 Preferred stock redemption..............      (52,000)        --           --
 Cash contribution from joint venture
  partner................................          --          --         4,116
 Payment made for debt issuance costs....       (1,418)        --          (763)
 Cash of discontinued operations.........          --          --      (191,335)
                                           -----------  ----------  -----------
  Net cash provided by (used in)
   financing activities..................       49,220      24,719      (22,438)
                                           -----------  ----------  -----------
Net increase (decrease) in cash and
 temporary cash investments..............  $     4,215  $    2,951  $   (62,123)
Cash and temporary cash investments at
 beginning of year:
 Continuing operations...................  $    16,968  $   14,017  $    11,004
 Discontinued operations.................          --          --        65,136
                                           -----------  ----------  -----------
                                           $    16,968  $   14,017  $    76,140
                                           -----------  ----------  -----------
Cash and temporary cash investments at
 end of year:
 Continuing operations...................  $    21,183  $   16,968  $    14,017
 Discontinued operations.................          --          --           --
                                           -----------  ----------  -----------
                                           $    21,183  $   16,968  $    14,017
                                           ===========  ==========  ===========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                                                         For the Years Ended
                                                            December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
   Interest........................................... $12,851 $12,005 $33,997
   Income taxes....................................... $18,018 $15,911 $ 9,069

Supplemental Schedule of Non-cash Investing and Financing Activities

  Subsequent to the Company's 1996 acquisition of Freedom New York L.L.C. ("Freedom"), in March 1997 the Company acquired the 19.9% of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:

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

  Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the years ended December 31, 1998 and 1997 was $9,483 and $1,649, respectively. 1998 includes $7,834 as a result of the redemption of the Preferred Stock Series A and Preferred Stock Series B. This charge represents an acceleration of the accretion that would have been recognized over the remaining term of the preferred stock.

  Certain intercompany accounts receivable and payable and intercompany note balances were transferred to additional paid-in capital in connection with the Distribution.


         See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997
                             (Thousands of Dollars)

                                             Additional                             Total
                          Common    Class B   Paid-in    Retained    Treasury   Shareholders'
                         Par Value Par Value  Capital    Earnings     Stock        Equity
                         --------- --------- ----------  ---------  ----------  -------------
Balance, December 31,
 1996................... $ 13,315   $ 7,707  $ 369,317   $ 129,535  $ (140,098)   $ 379,776
 Net loss from 1/1/97
  through 9/30/97.......                                   (18,127)                 (18,127)
 Net income from 10/1/97
  through 12/31/97......                                     4,162                    4,162
 Preferred dividends....                                    (1,950)                  (1,950)
 Conversions............    2,479    (2,479)                                            --
 Stock plan
  transactions..........        3                    5                     338          346
 Accretion of redeemable
  preferred stock.......                                    (1,649)                  (1,649)
 Adjustment for the
  distribution..........                      (217,730)   (108,223)                (325,953)
 Other..................       90     1,262       (551)          2         523        1,326
                         --------   -------  ---------   ---------  ----------    ---------
Balance, December 31,
 1997...................   15,887     6,490    151,041       3,750    (139,237)      37,931
 Net income.............                                    20,455                   20,455
 Preferred dividends....                                    (2,882)                  (2,882)
 Conversions............      245      (245)                                            --
 Common stock rights
  offering..............    3,679               73,739                               77,418
 Stock plan
  transactions..........                        (1,797)                  2,490          693
 Accretion of redeemable
  preferred stock.......                                    (9,483)                  (9,483)
 Other..................        3                  601                                  604
                         --------   -------  ---------   ---------  ----------    ---------
Balance, December 31,
 1998...................   19,814     6,245    223,584      11,840    (136,747)     124,736
 Net income.............                                    21,972                   21,972
 Preferred dividends....                                      (650)                    (650)
 Conversions............      372      (372)                                            --
 Stock plan
  transactions..........                        (4,472)                  6,270        1,798
 Other..................        3                2,573                                2,576
                         --------   -------  ---------   ---------  ----------    ---------
Balance, December 31,
 1999................... $ 20,189   $ 5,873  $ 221,685   $  33,162  $ (130,477)   $ 150,432
                         ========   =======  =========   =========  ==========    =========



          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                  COMMON STOCK

              For the Years Ended December 31, 1999, 1998 and 1997

                                               Shares    Treasury     Shares
                                               Issued      Stock    Outstanding
                                             ----------  ---------  -----------
Balance, December 31, 1996.................. 13,315,567    274,797  13,040,770
  Conversions...............................  2,478,628              2,478,628
  Stock plan transactions...................      3,284    (11,228)     14,512
  Other.....................................     89,568                 89,568
                                             ----------  ---------  ----------
Balance, December 31, 1997.................. 15,887,047    263,569  15,623,478
  Conversions...............................    244,760                244,760
  Stock plan transactions...................               (68,235)     68,235
  Common stock rights offering..............  3,678,612              3,678,612
  Other.....................................      3,231                  3,231
                                             ----------  ---------  ----------
Balance, December 31, 1998.................. 19,813,650    195,334  19,618,316
  Conversions...............................    372,350                372,350
  Stock plan transactions...................              (171,870)    171,870
  Other.....................................      2,628                  2,628
                                             ----------  ---------  ----------
Balance, December 31, 1999.................. 20,188,628     23,464  20,165,164
                                             ==========  =========  ==========

                              CLASS B COMMON STOCK

              For the Years Ended December 31, 1999, 1998 and 1997

                                               Shares    Treasury     Shares
                                               Issued      Stock    Outstanding
                                             ----------  ---------  -----------
Balance, December 31, 1996..................  7,706,842  3,784,649   3,922,193
  Conversions............................... (2,478,628)            (2,478,628)
  Stock plan transactions...................        --                     --
  Other.....................................  1,261,550              1,261,550
                                             ----------  ---------  ----------
Balance, December 31, 1997..................  6,489,764  3,784,649   2,705,115
  Conversions...............................   (244,760)              (244,760)
                                             ----------  ---------  ----------
Balance, December 31, 1998..................  6,245,004  3,784,649   2,460,355
  Conversions...............................   (372,350)              (372,350)
                                             ----------  ---------  ----------
Balance, December 31, 1999..................  5,872,654  3,784,649   2,088,005
                                             ==========  =========  ==========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, Except Per Share Amounts)

1.Background and Basis of Presentation

  The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), the nation's ninth largest independent Incumbent Local Exchange Carrier ("ILEC"); CTSI, Inc., a Competitive Local Exchange Carrier ("CLEC"); and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business; epixTM Internet Services ("epix"); Jack FlashSM ("Jack Flash"), the Company's Digital Subscriber Line ("DSL") product offering; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services. All significant intercompany accounts and transactions are eliminated.

2.Summary of Significant Accounting Policies

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

  Revenue Recognition--Local telephone service revenue is recorded based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association (NECA). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

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

  Advertising Expense--Advertising costs are expensed as incurred. Advertising expense charged to operations was $5,453, $3,948 and $4,090 in 1999, 1998 and 1997, respectively.

  Stock-Based Compensation--The Company applies Accounting Principles Board Opinion No. 25-"Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123-"Accounting for Stock-Based Compensation" ("SFAS 123"). All share and per share data, stock option data and market prices of the Company's Common Stock and Class B Common Stock have been restated to reflect the Reverse Stock Split (Note 11).

  Earnings Per Share--Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)

divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year. All share and per share data have been restated to reflect the additional 3,678,612 shares issued in the October 1998 Common Stock Rights Offering.

  Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the years ended December 31, 1998 and 1997, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive. All share and per share data have been restated to reflect the additional 3,678,612 shares issued in the October 1998 Common Stock Rights Offering.

                                               For the Years Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Income from continuing operations............. $   21,972 $   20,455 $   22,184
Preferred stock dividends (1).................        --       2,882      2,600
                                               ---------- ---------- ----------
  Subtotal....................................     21,972     17,573     19,584
Accretion of preferred stock (1)..............        --       9,483      1,649
                                               ---------- ---------- ----------
  Total....................................... $   21,972 $    8,090 $   17,935
                                               ========== ========== ==========
Basic earnings per average common share:
  Average shares outstanding.................. 22,114,243 22,058,101 22,000,625
  Income per average common share............. $     0.99 $     0.37 $     0.82
Diluted earnings per average common share:
  Average shares outstanding.................. 22,114,243 22,058,101 22,000,625
  Dilutive shares resulting from stock
   options....................................    943,333    606,163    373,742
  Redeemable preferred stock (2)..............        --         --         --
                                               ---------- ---------- ----------
                                               23,057,576 22,664,264 22,374,367
                                               ========== ========== ==========
Income per average common share............... $     0.95 $     0.36 $     0.80

--------
(1) 1998 includes accrued dividends and accretion of $282 and $7,834, respectively (See Note 10).
(2) In 1998 and 1997, the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is antidilutive.

  Cash and Temporary Cash Investments--For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market.

  Property, Plant and Equipment and Depreciation--Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits and certain general administrative costs. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 7.56%, 7.08% and 6.70% in 1999, 1998 and 1997, respectively. The range of depreciable plant asset lives is as follows:

                                                                   Average lives
                                                                    (in years)
                                                                   -------------
      Buildings and leasehold improvements........................      3-29
      Central office equipment....................................      3-31
      Outside communications plant................................     18-37
      Furniture, vehicles and other equipment.....................      3-30

  At the time telephone plant is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation. For all other property, plant and equipment, gain or loss is recognized on retirements and dispositions.

  Derivative Instruments--The Company utilizes interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the Consolidated Financial Statements since they are accounted for as hedges.

  Other Assets--Other assets principally include costs incurred to obtain financing and prepaid pension cost.

  Income Taxes--The Company and its subsidiaries report income for federal income tax purposes on a consolidated basis.

  The Company uses an asset and liability approach for financial accounting and reporting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Investments tax credits ("ITC") have been deferred in prior years and are amortized over the average lives of the applicable property. Investment tax credits are fully amortized as of December 31, 1998.

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

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


3.Segment Information

  The Company operates in two principal business segments: Commonwealth Telephone Company ("CT"), the nation's ninth largest independent Incumbent Local Exchange Carrier ("ILEC"), which has been operating in various rural Pennsylvania markets since 1897; and CTSI, Inc. ("CTSI"), a Competitive Local Exchange Carrier ("CLEC"), which formally commenced operations in 1997. Additionally, CTE operates three support businesses that provide expertise to its two principal operating segments. These businesses consist of Commonwealth Communications ("CC"), a telecommunications engineering and consulting business; epixTM Internet Services ("epix"); and Commonwealth Long Distance Company ("CLD"), a facilities-based long-distance reseller. CT provides local and long-distance telephone service to residential and business customers in a 20-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services. CTSI is a competitive local exchange carrier operating in six markets, offering bundled local and long-distance telephone, Internet and vertical services. CC provides telecommunications engineering and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located principally in Pennsylvania. epix is an Internet service provider. CLD provides long-distance telephone services to CT's customers. No single external customer contributes ten percent or more of CTE's consolidated revenues.

  Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities) for 1999, 1998 and 1997 includes $5,234, $7,016 and $8,283, respectively, for management fees.

  The Company believes that adjusted EBITDA is an additional measure of operations that (1) gauges the Company's ability to control costs and increase overall profitability; and (2) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to other similarly titled measures of other companies.

  Financial information by business segment is as follows:

                                      For the Year Ended December 31, 1999
                                      ----------------------------------------
                                         CT      CTSI     Other   Consolidated
                                      --------  -------  -------  ------------
Sales................................ $178,411  $42,958  $49,457    $270,826
Elimination of intersegment sales....    9,098      474      362       9,934
External sales.......................  169,313   42,484   49,095     260,892
Adjusted EBITDA......................   99,717   (7,548)   3,101      95,270
Depreciation and amortization........   33,053    9,104    3,349      45,506
Operating income (loss)..............   66,664  (16,652)    (248)     49,764
Interest income (expense)............   (4,142)     --    (7,615)    (11,757)
Other income (expense)...............     (265)     658       20         413
Income from continuing operations
 before income taxes.................   62,257  (15,994)  (7,843)     38,420
Provision (benefit) for income
 taxes...............................   25,882   (4,935)  (2,667)     18,280
Identifiable assets..................  313,798  175,270   42,648     531,716
Capital expenditures.................   39,802   81,522    6,000     127,324

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)

                                      For the Year Ended December 31, 1998
                                      ----------------------------------------
                                         CT      CTSI     Other   Consolidated
                                      --------  -------  -------  ------------
Sales................................ $164,113  $22,542  $51,111    $237,766
Elimination of intersegment sales....    8,847      305    2,880      12,032
External sales.......................  155,266   22,237   48,231     225,734
Adjusted EBITDA......................   88,785   (9,103)   1,930      81,612
Depreciation and amortization........   29,702    4,873    2,807      37,382
Operating income (loss)..............   59,083  (13,976)    (877)     44,230
Interest income (expense)............   (4,291)     --    (5,226)     (9,517)
Other income (expense)...............     (366)     674     (108)        200
Income from continuing operations
 before income taxes.................   54,426  (13,302)  (6,211)     34,913
Provision (benefit) for income
 taxes...............................   22,617   (4,008)  (2,345)     16,264
Identifiable assets..................  304,891   92,159   35,892     432,942
Capital expenditures.................   37,459   46,380    4,058      87,897
                                      For the Year Ended December 31, 1997
                                      ----------------------------------------
                                         CT      CTSI     Other   Consolidated
                                      --------  -------  -------  ------------
Sales................................ $155,636  $ 5,659  $51,716    $213,011
Elimination of intersegment sales....   11,098      330    4,987      16,415
External sales.......................  144,538    5,329   46,729     196,596
Adjusted EBITDA......................   80,880   (9,981)   1,778      72,677
Depreciation and amortization........   27,857    1,039    2,320      31,216
Operating income (loss)..............   53,023  (11,020)    (542)     41,461
Interest income (expense)............   (5,046)     177   (1,642)     (6,511)
Other income (expense)...............     (312)     114    1,239       1,041
Income from continuing operations
 before income taxes.................   47,665  (10,729)    (945)     35,991
Provision (benefit) for income
 taxes...............................   19,723   (3,645)    (618)     15,460
Identifiable assets..................  287,081   48,321   38,265     373,667
Capital expenditures.................   30,739   36,615   56,078*    123,432

--------
*Primarily includes capital expenditures of discontinued operations.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


4.Business Combinations

  The following business combinations were transacted by wholly-owned subsidiaries of C-TEC. The acquired businesses were transferred to RCN or Cable Michigan in connection with the restructuring.

  On March 21, 1997, the Company paid $15,000 in full satisfaction of contingent consideration payable for the acquisition of Freedom New York, L.L.C. ("Freedom"). Additionally, pursuant to the terms of the Freedom Operating Agreement, the assets of RCN Telecom Services of New York, Inc., a wholly-owned subsidiary of RCN, were contributed to Freedom, in which the Company had an 80.1% ownership interest prior to such contribution. Subsequent to this contribution, the Company paid $15,000 to acquire the minority ownership of Freedom. These amounts were primarily allocated to excess cost over fair value of net assets acquired and are being amortized over a period of approximately six years. The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners. The Company charged this amount to operations in 1997.

5.Discontinued Operations

  On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock, par value $1.00 per share ("Common Stock") and C-TEC's Class B Common Stock, par value $1.00 per share ("Class B Common Stock") as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consisted primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor; its existing New York, New Jersey and Pennsylvania cable television operations; a portion of its long-distance operations; and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consisted of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. and amended its articles of incorporation to effect a two-for-three reverse stock split.

  CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services (management fees), among the three companies, including a distribution agreement and a tax-sharing agreement.

  In accordance with Accounting Principles Board Opinion No. 30-"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated its results of operations prior to September 30, 1997, to reflect RCN and Cable Michigan as discontinued operations.

  Sales of discontinued operations were $152,772 in 1997.

  Results of discontinued operations comprise the following:

                                                              For the Year Ended
                                                                 December 31,
                                                              ------------------
                                                                     1997
                                                              ------------------
(Loss) on disposal of discontinued operations................      $(13,745)
(Loss) from discontinued operations..........................       (22,404)
                                                                   --------
  Total discontinued operations..............................      $(36,149)
                                                                   ========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


6.Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Land..................................................... $  1,683  $  1,683
   Buildings and leasehold improvements.....................   30,929    30,591
   Central office equipment.................................  308,160   241,245
   Outside communications plant.............................  300,525   264,909
   Furniture, vehicles and other equipment..................   60,290    51,745
                                                             --------  --------
   Total property, plant and equipment......................  701,587   590,173
   Less accumulated depreciation............................ (280,948) (251,226)
                                                             --------  --------
     Property, plant and equipment, net..................... $420,639  $338,947
                                                             ========  ========

  Depreciation expense was $45,506, $37,382 and $31,216 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.Investments

  Investments are as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Rural Telephone Bank Stock.................................... $6,409 $6,409
   Yellow Book, USA, L.P. Partnership............................  2,691  2,451
   Other.........................................................     24     38
                                                                  ------ ------
     Total Investments........................................... $9,124 $8,898
                                                                  ====== ======

  Investments carried on the equity method consist of the following:

                                                             Percentage Owned
                                                             ------------------
                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Yellow Book, USA, L.P. Partnership.......................    50.00%    50.00%

  Partnership between the Company and Yellow Book, USA, L.P. ("Yellow Book") whereby Yellow Book provides directory publishing services, including yellow page advertising sales for eight telephone directories.

8.Other Assets

  Other assets consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Unamortized debt issuance costs............................... $1,544 $  804
   Prepaid pension cost..........................................  7,213  4,420
   Executive stock purchase plan.................................    288     97
   Other.........................................................    613    639
                                                                  ------ ------
     Total....................................................... $9,658 $5,960
                                                                  ====== ======

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


9.Debt

  a. Long-term debt--Long-term debt outstanding is as follows:

                                                              December 31,
                                                            -----------------
                                                              1999     1998
                                                            -------- --------
   Credit agreement-National Bank for Cooperatives 7.38%
    due 2009............................................... $ 83,338 $ 92,348
   Revolving credit facility...............................  114,000   33,500
                                                            -------- --------
     Total.................................................  197,338  125,848
   Due within one year.....................................    9,010    9,010
                                                            -------- --------
     Total long-term debt.................................. $188,328 $116,838
                                                            ======== ========

  In June 1999, the Company amended and restated the provisions of its 1997 $125,000 revolving credit facility to increase the aggregate commitments under the credit facility to $240,000, extend the maturity date to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. In February 1999, the Company borrowed $52,500 to fund the preferred stock redemption and throughout 1999 incurred net borrowings of $28,000 on the facility primarily to fund CTSI's expansion. The weighted average interest rate at December 31, 1999 on the revolving credit facility was 7.23%. The facility contains restrictive covenants that, among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

  The Company maintains a credit agreement with the National Bank for Cooperatives (CoBank) at interest rates chosen by the Company based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 1999, the weighted average interest rate was 7.38% on borrowings of $83,338.

  In accordance with the terms of the mortgage notes and security agreements, the Company was required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. In connection with the prepayment, the Company converted all outstanding RTB Class B stock to RTB Class C stock. Such stock is entitled to cash dividends.

  The Company's holdings of RTB stock are included in Investments on the Company's balance sheets. Substantially all the assets of the Company are subject to the lien of the CoBank agreement.

  Maturities and sinking fund requirements on long-term debt for each year ending December 31, 2000 through 2004 are as follows:

                                                                       Aggregate
     Year                                                               Amounts
     ----                                                              ---------
     2000............................................................. $  9,010
     2001............................................................. $  9,010
     2002............................................................. $  9,010
     2003............................................................. $  9,010
     2004............................................................. $123,010

  b. Short-term debt--On September 30, 1999, the Company entered into a $30,000 364-day revolving line of credit agreement with CoBank, ACB ("CoBank") at interest rates chosen by the Company based on a LIBOR

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)

rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 1999, the interest rate was 6.61% on borrowings of $30,000.

  In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

10.Redeemable Preferred Stock

  In 1995 the shareholders approved the issuance of 4,100,000 shares of Preferred Stock Series A and 1,100,000 shares of Preferred Stock Series B (collectively the "Preferred Stock"). Such shares were issued in September 1995 and were outstanding at December 31, 1998 and 1997. The shares were subsequently redeemed on February 8, 1999.

  The Preferred Stock was recorded at fair value on the date of issuance. The excess of the stated value over the carrying value was accreted by periodic charges to retained earnings over the life of the issue. Such accretion aggregated $1,649 and $1,649 in 1998 and 1997, respectively.

  The Preferred Stock had a stated value of $10 per share and was entitled to receive $10 per share in liquidation. Dividends on the Preferred Stock were cumulative at 5% per annum beginning January 1, 1996 and were to be paid in the event of liquidation before any distribution to holders of Common Stock and Class B Common Stock. The Company paid dividends on the redeemable preferred stock of $2,600 in 1998 and $1,950 in 1997.

  On February 8, 1999, the Company redeemed the shares of its Preferred Stock Series A and Preferred Stock Series B at their stated value, an aggregate of $52,000, plus accrued dividends. The redemption was pursuant to a Settlement Agreement between the Company and the Yee Family Trusts with respect to the action filed on September 30, 1997 by the Yee Family Trusts, as holders of the Company's Preferred Stock Series A and Preferred Stock Series B. The Yee Family Trusts have dismissed with prejudice the action against all defendants, including the Company, RCN Corporation and Cable Michigan, Inc.

11.Common Shareholders' Equity and Stock Plans

  Common Stock--The Company has authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Common Stock at December 31, 1999 and 1998.

  In connection with the Distribution, the shareholders approved an amendment to the Company's Articles of Incorporation, as amended, to effect a two-for-three reverse stock split (the "Reverse Stock Split") of the Common Stock and the Class B Common Stock. Pursuant to the Reverse Stock Split, every three shares of Common Stock were converted into two shares of Common Stock and every three shares of Class B Stock were converted into two shares of Class B Stock.

  The Company's 1994 Stock Option Plan provides for the grant of up to 1,350,000 Incentive Stock Options to non-bargaining unit employees of the Company. Options will generally become exercisable in cumulative annual increments of 20% commencing one year from the date of grant. The options expire ten years from the date of grant. Generally, the options are to be granted within ten years from the date of the adoption of the plan.

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

  The Company's 1997 Non-Management Directors' Stock Compensation Plan provides for the grant of up to 25,000 non-qualified stock options to all members of the Company's Board of Directors who are not, as of the date of any award, employees of the Company. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a Non-Management Director.

  Information relating to CTE stock options is as follows:

                                                                     Weighted
                                                        Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------
Outstanding December 31, 1996.........................   756,375      $ 9.38
  Granted.............................................   261,479      $11.05
  Exercised...........................................    (9,000)     $13.64
  Canceled............................................    (1,000)     $11.10
                                                       ---------
Outstanding December 31, 1997......................... 1,007,854      $ 9.77
  Granted.............................................   591,500      $24.77
  Exercised...........................................   (68,234)     $10.91
  Canceled............................................   (95,345)     $21.22
                                                       ---------
Outstanding December 31, 1998......................... 1,435,775      $15.19
  Granted.............................................   346,000      $32.37
  Exercised...........................................  (171,870)     $10.46
  Canceled............................................   (67,887)     $16.33
                                                       ---------
Outstanding December 31, 1999......................... 1,542,018      $19.52
                                                       =========
Shares exercisable December 31, 1997..................   408,873      $ 9.35
                                                       ---------      ------
Shares exercisable December 31, 1998..................   535,868      $ 9.47
                                                       ---------      ------
Shares exercisable December 31, 1999..................   683,257      $12.81
                                                       ---------      ------

  The range of exercise prices for options outstanding at December 31, 1999 is $8.73 to $39.81.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted average assumptions for dividend yield of zero for 1999, 1998 and 1997; expected volatility of 48.8% for 1999, 47.8% for 1998 and 34.9% for 1997; risk-free interest rate of 5.55%, 4.72% and 6.52% for 1999, 1998 and 1997, respectively; and expected lives of five years for 1999, 1998 and 1997.

  The weighted-average grant data fair value of options is as follows: $16.07 for 1999, $11.82 for 1998 and $12.91 for 1997.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                         For the Years Ended
                                                            December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------ --------
Net earnings (loss)--as reported.....................  $21,972 $8,090 $(18,214)
Net earnings (loss)--pro forma.......................  $19,014 $6,534 $(18,765)

Basic earnings (loss) per average common share--as
 reported............................................  $  0.99 $ 0.37 $  (0.83)
Basic earnings (loss) per average common share--pro
 forma...............................................  $  0.86 $ 0.30 $  (0.85)

Diluted earnings (loss) per average common share--as
 reported............................................  $  0.95 $ 0.36 $  (0.81)
Diluted earnings (loss) per average common share--pro
 forma...............................................  $  0.82 $ 0.29 $  (0.84)

  The Company also has a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "ESPP"). Under the ESPP, participants may purchase shares of Common Stock in an amount of between 1% and 20% of their annual base compensation and for certain participants between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of Common Stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of Common Stock for each share unit being distributed.

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

  At December 31, 1999, there were approximately 58,900 ESPP shares arising from participants' contributions and approximately 25,300 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 1999, deferred compensation cost relating to matching shares was $288. Expense recognized in 1999 and 1998 was $133 and $59, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

12.Pension and Employee Benefits

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

  Pension cost (credit) is as follows:

                                         For the Years Ended December 31,
                                         -----------------------------------
                                            1999         1998        1997
                                         -----------  ----------  ----------
   Benefits earned during the year
    (service cost)...................... $     1,953  $    1,542  $    1,251
   Interest cost on projected benefit
    obligation..........................       3,574       3,416       3,053
   Actual return on plan assets.........      (7,114)     (5,618)     (4,376)
   Other components--net................      (1,206)        (29)       (691)
                                         -----------  ----------  ----------
     Net periodic pension cost
      (credit).......................... $    (2,793) $     (689) $     (763)
                                         ===========  ==========  ==========

  Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include Common Stock of the Company with a fair value of approximately $8,900 and $5,277 at December 31, 1999 and 1998, respectively.

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                              December 31,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
   Change in plan assets:
     Fair value of plan assets at beginning of year....... $ 80,009  $  69,973
     Actual return........................................   10,394     11,886
     Benefits paid........................................   (1,828)    (1,850)
                                                           --------  ---------
     Fair value of plan assets at end of year............. $ 88,575  $  80,009
                                                           --------  ---------
   Change in benefit obligation:
     Projected benefit obligation at beginning of year.... $ 53,202  $  45,900
     Benefits earned......................................    1,953      1,542
     Interest cost........................................    3,574      3,416
     Amendments...........................................    1,854        --
     Actuarial (gain) loss................................  (10,190)     4,194
     Benefits paid........................................   (1,828)    (1,850)
                                                           --------  ---------
       Projected benefit obligation at end of year........ $ 48,565  $  53,202
                                                           --------  ---------
   Plan assets in excess of benefit obligation............ $ 40,010  $  26,807
   Unrecognized actuarial gain............................  (34,341)   (21,925)
   Unrecognized prior service cost........................    3,523      2,012
   Unrecognized net transition obligation.................   (1,979)    (2,474)
                                                           --------  ---------
       Prepaid pension cost............................... $  7,213  $   4,420
                                                           ========  =========

  The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

                                                              December 31,
                                                             ----------------
                                                             1999  1998  1997
                                                             ----  ----  ----
   Discount rate............................................ 8.00% 6.75% 7.00%
   Expected long-term rate of return on plan assets......... 9.00% 9.00% 8.00%
   Weighted average long-term rate of compensation
    increases............................................... 5.50% 6.00% 6.00%

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  The Company sponsors a 401(k) savings plan covering substantially all employees who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $888, $727 and $531 in 1999, 1998 and 1997, respectively.

  For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides postretirement life insurance benefits to substantially all employees.

  Net periodic postretirement cost was $169, $169 and $168 for the years ended December 31, 1999, 1998 and 1997, respectively. Service cost was $6, $5 and $5 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   Change in plan assets:
     Fair value of plan assets at beginning of year.......... $   --   $   --
     Employer contributions..................................     192      188
     Benefits paid...........................................    (192)    (188)
                                                              -------  -------
       Fair value of plan assets at end of year.............. $   --   $   --
                                                              -------  -------
   Change in benefit obligation:
     Projected benefit obligation at beginning of year....... $ 2,355  $ 2,323
     Service cost............................................       6        6
     Interest cost...........................................     163      163
     Actuarial (gain) loss...................................    (288)      51
     Benefits paid...........................................    (192)    (188)
                                                              -------  -------
       Projected benefit obligation at end of year........... $ 2,044  $ 2,355
                                                              -------  -------
     Plan assets in excess of benefit obligation............. $(2,044) $(2,355)
     Unrecognized actuarial gain.............................    (421)    (133)
                                                              -------  -------
       Accrued benefit cost.................................. $(2,465) $(2,488)
                                                              =======  =======

  The accrued postretirement benefit liability is included in other deferred credits in the accompanying consolidated balance sheets.

  The discount rate used in determining the accumulated postretirement benefit obligation was 8.00% in 1999, 6.75% in 1998 and 7.00% in 1997. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.50% for 1999, 10.00% for 1998 and 10.50% for 1997, declining to an ultimate rate of 6.00% by 2011.

  The effect of increasing the assumed healthcare cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 1999 and 1998 by approximately $10 and $71, respectively, and increase the net periodic postretirement benefit cost by approximately $1 in 1999, $5 in 1998 and $5 in 1997.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  The Company also has a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plans was approximately $1,006, $1,134 and $1,117 at December 31, 1999, 1998 and 1997, respectively. Pension expense for the plans was $74 in 1999, $84 in 1998 and $77 in 1997.

  The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $847 in 1999, $632 in 1998 and $590 in 1997.

13.Income Taxes

  The Provision (Benefit) for Income Taxes is reflected in the consolidated statements of operations as follows:

                                           For the Years Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
   Currently payable:
     Federal.............................. $    9,595  $   10,901  $    9,032
     State................................      6,846       5,948       3,965
                                           ----------  ----------  ----------
       Total current......................     16,441      16,849      12,997
                                           ----------  ----------  ----------
   Deferred, net:
     Federal..............................      2,400         241       2,189
     State................................       (561)       (770)        464
                                           ----------  ----------  ----------
       Total deferred.....................      1,839        (529)      2,653
                                           ----------  ----------  ----------
   Investment tax credit amortization.....        --          (56)       (190)
                                           ----------  ----------  ----------
   Provision (benefit) for income taxes:
   From continuing operations............. $   18,280  $   16,264  $   15,460
   From (loss) gain on disposal of
    discontinued operations...............        --          --       (7,169)
   From discontinued operations...........        --          --       (8,941)
                                           ----------  ----------  ----------
       Total provision for income taxes... $   18,280  $   16,264  $     (650)
                                           ==========  ==========  ==========

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by the Company:

                                             For the Years Ended December 31,
                                             ---------------------------------
                                                1999       1998        1997
                                             ---------- ----------  ----------
   Income from continuing operations before
    provision for
    income taxes...........................  $   40,252 $   36,719  $   37,644
                                             ========== ==========  ==========
   Federal tax provision at statutory
    rate...................................      14,088     12,852      13,175
   Increase (reduction) due to:
    State income taxes, net of federal
     benefit...............................       4,085      3,366       2,879
    Amortization of investment tax
     credits...............................         --         (37)       (123)
    Benefit of rate differential applied to
     reversing timing differences..........         --         --           18
    Nondeductible goodwill.................          39         39          39
    Other, net.............................          68         44        (528)
                                             ---------- ----------  ----------
     Provision for income taxes............  $   18,280 $   16,264  $   15,460
                                             ========== ==========  ==========

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
     Net operating loss carryforwards...................... $  4,708  $  2,337
     Employee benefit plans................................      371     1,213
     Reserve for bad debts.................................      814     1,023
     All other.............................................   11,047     7,339
                                                            --------  --------
       Total deferred tax assets...........................   16,940    11,912
                                                            --------  --------
     Property, plant and equipment.........................  (50,285)  (45,602)
     All other.............................................   (1,630)     (704)
                                                            --------  --------
       Total deferred tax liabilities......................  (51,915)  (46,306)
                                                            --------  --------
       Subtotal............................................  (34,975)  (34,394)
                                                            --------  --------
     Valuation allowance...................................   (3,142)   (1,884)
                                                            --------  --------
       Net deferred taxes.................................. $(38,117) $(36,278)
                                                            ========  ========

  In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and its expectations of future operating results, after consideration of the valuation allowance, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

  The net change in the valuation allowance for deferred tax assets during 1999 for continuing operations was an increase of $1,258.

  State net operating losses will expire as follows:

      2000-2004................................................ $  4,000 per year
      2005-2009................................................  $27,850

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


14.Commitments and Contingencies

  a. Total rental expense, including pole and conduit rentals, was $5,327, $3,896 and $4,002 in 1999, 1998 and 1997, respectively. At December 31, 1999, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $2,827 that are expected to continue indefinitely, are as follows:

                                                                       Aggregate
     Year                                                               Amounts
     ----                                                              ---------
     2000.............................................................  $2,498
     2001.............................................................  $2,147
     2002.............................................................  $1,776
     2003.............................................................  $  780
     2004.............................................................  $  793
     After 2004.......................................................  $5,404

  b. Effective January 1, 1998, the Company entered into a three-year agreement for the provision to the Company of data processing services including the general management of the Company's data processing operations. The annual commitment, excluding annual increases based on increases in the Consumer Price Index, is $5,724 in 2000.

  c. The Company had outstanding letters of credit aggregating $750 at December 31, 1999.

  d. The Company had various purchase commitments at December 31, 1999 related to its 2000 capital budget. CTE's capital expenditures have averaged $112,884 over the three years ended December 31, 1999.

  In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

15.Disclosures about Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  a. Cash and temporary cash investments--The carrying amount approximates fair value because of the short maturity of these instruments.

  b. Long-term investments--Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It is not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par and can be held only by recipients of RTB loans.

  c. Debt--The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not materially changed from the time the floating rate debt was borrowed.

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

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  e. Interest rate swaps--The fair value of interest rate swaps represents gains or losses to terminate agreements. The fair value of notional amounts exchanged under the contract has been calculated by the counterparties using appropriate valuation methodologies.

  The estimated fair value of the Company's financial instruments is as follows:

                                                        December 31,
                                              ---------------------------------
                                                    1999             1998
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
Financial assets:
  Cash and temporary cash investments........ $21,183  $21,183 $16,968  $16,968
Financial liabilities:
Fixed rate long-term debt:
  Mortgage note payable to the National Bank
   for
   Cooperatives..............................  42,199   42,740  46,761   50,187
Floating rate debt:
  Revolving line of credit...................  30,000   30,000     --       --
  Revolving credit agreement................. 114,000  114,000  33,500   33,500
  Mortgage note payable to the National Bank
   for Cooperatives..........................  41,139   41,139  45,587   45,587
Unrecognized financial instruments:
  Letters of credit..........................     750      750     750      750
  Interest rate swaps........................     --     1,125     --       --
  Redeemable preferred stock.................     --       --   52,000   52,000

16.Off Balance Sheet Risk and Concentration of Credit Risk

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

  The Company has entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The counterparties to the interest rate swap agreements are major financial institutions. These financial institutions have been accorded high ratings by primary rating agencies. The Company limits the dollar amount of contracts entered into with any one financial institution and monitors the credit ratings of these counterparties. While the Company may be exposed to credit losses due to non performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


  The following table provides additional information regarding interest rate swap agreements. The notional amounts are used to calculate the amount of interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of potential gains or losses from market risks:

                                                                    Approximate
                                                                     Fair Value
                                                   Fixed               as of
                                      Maturity    Interest Notional December 31,
                                        Date        Rate    Amount      1999
                                      --------    -------- -------- ------------
Variable to Fixed
Hedge 1..............................     2002      6.00%  $ 15,000     $238
Hedge 2..............................     2002      6.01%  $ 10,000     $153
Hedge 3..............................     2004(a)   5.78%  $ 20,000     $427
Hedge 4..............................     2002(b)   6.13%  $ 15,000     $148
Hedge 5..............................     2002      6.36%  $ 15,000     $143
Hedge 6.............................. 3/3/2000      6.05%  $114,000     $ 16

--------
(a) With an option by the counterparty to terminate the contract in 2002.
(b) Extendible to 2004 at the option of the counterparty.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


17.Quarterly Information (Unaudited)

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
1999
Sales......................................... $61,270 $62,985 $67,672 $68,965
Operating income..............................  11,041  11,772  14,381  12,570
Income from continuing operations.............   5,148   5,499   6,233   5,092
Net income (loss).............................   5,148   5,499   6,233   5,092
Basic earnings per share:
  Income (loss) per average common share from
   continuing operations...................... $  0.23 $  0.25 $  0.28 $  0.23
  Net income (loss) available to common
   shareholders
   per average common share................... $  0.23 $  0.25 $  0.28 $  0.23
Diluted earnings per share:
  Income (loss) per average common share from
   continuing operations...................... $  0.23 $  0.24 $  0.27 $  0.21
  Net income (loss) available to common
   shareholders
   per average common share................... $  0.23 $  0.24 $  0.27 $  0.21
Common Stock closing price:
  High........................................ $ 38.25 $ 45.25 $ 53.34 $ 60.00
  Low......................................... $ 28.00 $ 34.25 $ 39.63 $ 44.41
Class B Common Stock closing price:
  High........................................ $ 41.00 $ 45.00 $ 52.50 $ 70.00
  Low......................................... $ 28.00 $ 34.00 $ 40.00 $ 43.25
                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
1998
Sales......................................... $53,235 $55,679 $57,748 $59,072
Operating income..............................  10,904  11,426  10,713  11,187
Income from continuing operations.............   5,071   5,925   4,468   4,991
Net income (loss).............................   5,071   5,925   4,468   4,991
Basic earnings per share:
  Income (loss) per average common share from
   continuing operations...................... $  0.18 $  0.23 $  0.15 $ (0.19)
  Net income (loss) available to common
   shareholders
   per average common share................... $  0.18 $  0.23 $  0.15 $ (0.19)
Diluted earnings per share:
  Income (loss) per average common share from
   continuing operations...................... $  0.18 $  0.21 $  0.15 $ (0.18)
  Net income (loss) available to common
   shareholders
   per average common share................... $  0.18 $  0.21 $  0.15 $ (0.18)
Common Stock closing price:
  High........................................ $ 29.25 $ 30.13 $ 27.25 $ 33.50
  Low......................................... $ 21.94 $ 26.38 $ 21.00 $ 19.50
Class B Common Stock closing price:
  High........................................ $ 29.25 $ 29.63 $ 28.13 $ 31.50
  Low......................................... $ 22.00 $ 26.25 $ 23.94 $ 21.63

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


18.Certain Related Party Transactions

  The Company had the following transactions with related parties:

                                                          For the Years Ended
                                                              December 31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
Corporate office costs allocated from RCN................ $5,234 $7,016 $8,283
Long-distance terminating access charges to RCN..........  1,560  1,654  1,312
Revenue from engineering services charged to RCN and
 Cable Michigan..........................................    310    714    483
Long-distance expense from RCN Long Distance.............  8,070 13,312  1,123
Other related party revenues.............................  1,641  1,994    688
Other related party expenses.............................    379    548  1,625
Royalty fees charged to RCN and Cable Michigan...........    --     --   1,134
Interest income on affiliate notes with RCN..............    --     --     537
Interest expense on affiliate notes with RCN.............    --     --     241

  At December 31, 1999, the Company had accounts receivable from related parties of $583 and accounts payable to related parties of $524. All related party note balances at the end of the Distribution were either paid or transferred to Shareholders' Net Investment in connection with the Distribution.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    /s/ PricewaterhouseCoopers LLP
_____________________________________
      PricewaterhouseCoopers LLP

March 3, 2000

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Commonwealth Telephone Enterprises, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 3, 2000 appearing in the 1999 Annual Report to Shareholders of Commonwealth Telephone Enterprises, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

   /s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP

March 30, 2000

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                             REPORT OF MANAGEMENT

  The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of Commonwealth Telephone Enterprises, Inc.

  The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States.. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

  PricewaterhouseCoopers LLP, independent accountants, conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States and perform such tests and procedures, as they deem necessary, to arrive at an opinion on the fairness of the financial statements presented herein.

  The Board of Directors meets its responsibility for the Company's financial statements through its Audit Committee, which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.

         /s/ Michael I. Gottdenker                     /s/ Donald P. Cawley
--------------------------------------------------------------
                                          ---------------------------------------------
           Michael I. Gottdenker                         Donald P. Cawley
   President and Chief Executive Officer    Vice President and Chief Accounting Officer

Schedule I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF OPERATIONS

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                              (Thousands of dollars except
                                                   per share amounts)
Income:
  Sales.................................... $   26,336  $   27,451  $    6,897
  Other....................................         12         357          53
                                            ----------  ----------  ----------
    Total income...........................     26,348      27,808       6,950
                                            ----------  ----------  ----------
Expenses:
  Cost of goods sold.......................     18,908      20,533       4,987
  Interest expense on long-term debt.......      7,132       4,769       1,642
  Interest (income) expense net, on notes
   payable to subsidiaries.................     (4,746)     (1,146)         46
  General & administrative expenses........      6,426       7,564       2,171
  Depreciation and amortization............        666         672         141
                                            ----------  ----------  ----------
    Total expenses.........................     28,386      32,392       8,987
                                            ----------  ----------  ----------
(Loss) income from continuing operations
 before income taxes, equity in net income
 of subsidiaries...........................     (2,038)     (4,584)     (2,037)
(Benefit) provision for income taxes.......       (723)     (1,680)     (1,301)
                                            ----------  ----------  ----------
(Loss) income from continuing operations
 before equity in net income of
 subsidiaries..............................     (1,315)     (2,904)       (736)
Net income of subsidiaries.................     23,287      23,359      22,920
                                            ----------  ----------  ----------
Income from continuing operations..........     21,972      20,455      22,184
Loss from discontinued operations..........        --          --      (36,149)
                                            ----------  ----------  ----------
Net (loss) income.......................... $   21,972  $   20,455  $  (13,965)
                                            ==========  ==========  ==========
Earnings (loss) per average common share:
  Income from continuing operations........ $     0.99  $     0.37  $     0.82
  Discontinued operations..................        --          --   $    (1.65)
  Net income available for common
   shareholders............................ $     0.99  $     0.37  $    (0.83)
  Average common shares outstanding........ 22,114,243  22,058,101  22,000,625

Schedule I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash................................................... $   9,123  $   7,285
  Notes receivable affiliates............................   121,225     40,989
  Interest receivable....................................       976        --
  Accounts receivable affiliates.........................     8,286      7,705
  Accounts receivable other..............................     4,586      6,104
  Notes receivable.......................................       250        --
  Prepayments and other..................................     2,083         93
  Materials and supply inventory.........................     2,333      3,749
  Deferred tax assets and other..........................     1,162      1,269
                                                          ---------  ---------
    Total current assets.................................   150,024     67,194
                                                          ---------  ---------
Investment in subsidiaries (stated at equity)............   129,728    162,939
Property, plant and equipment, net of accumulated
 depreciation of
 $2,825 in 1999 and $2,554 in 1998.......................     1,387      1,826
Deferred tax assets and other............................     9,143      5,548
                                                          ---------  ---------
    Total assets......................................... $ 290,282  $ 237,507
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to affiliates............................. $   7,635  $   3,933
  Accounts payable to subsidiaries.......................     7,157      8,831
  Accrued liabilities and other..........................     7,561     11,188
                                                          ---------  ---------
    Total liabilities....................................    22,353     23,952
                                                          ---------  ---------
Redeemable preferred stock...............................       --      52,000
                                                          ---------  ---------
Long-term debt...........................................   114,000     33,500
Deferred income taxes and other deferred credits.........     3,497      3,319
Shareholders' equity:
  Common stock, par value $1, authorized 85,000,000
   shares, issued 20,188,628 shares in 1999 and
   19,813,650 shares in 1998.............................    20,189     19,814
  Class B stock, par value $1, authorized 15,000,000
   shares, issued 5,872,654 shares in 1999 and 6,245,004
   shares in 1998........................................     5,873      6,245
                                                          ---------  ---------
    Total common stock...................................    26,062     26,059
Additional paid in capital...............................   221,685    223,584
Retained earnings........................................    33,162     11,840
                                                          ---------  ---------
    Total................................................   280,909    261,483
Treasury stock at cost,3,808,113 shares in 1999 and
 3,979,983 shares in 1998................................  (130,477)  (136,747)
                                                          ---------  ---------
    Total shareholders' equity...........................   150,432    124,736
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $ 290,282  $ 237,507
                                                          =========  =========

Schedule I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                    For the Years Ended
                                                       December 31,
                                                -----------------------------
                                                  1999      1998      1997
                                                --------  --------  ---------
Cash flows from operating activities:
  Net (loss) income............................ $ 21,972  $ 20,455  $ (13,965)
  Depreciation and amortization................      666       673        141
  Deferred income taxes and investment tax
   credits, net................................      550      (303)      (185)
  Net decrease (increase) in certain assets and
   liabilities.................................   (5,612)    2,508     (6,100)
  Equity in income of subsidiaries.............  (23,287)  (23,359)   (13,229)
  Other........................................     (419)       40     (2,122)
                                                --------  --------  ---------
  Net cash flow (used in) provided by operating
   activities..................................   (6,130)       14    (35,460)
                                                --------  --------  ---------
Cash flows from investing activities:
  Additions to property, plant and equipment...     (374)   (1,225)       (60)
  Dividends from subsidiaries..................   56,500    15,000     19,526
  Capital contributions to subsidiaries........      --        --     (61,761)
  Redemption (purchase) of short term
   investments.................................      --        --       2,700
  Other........................................      146       138     (1,493)
                                                --------  --------  ---------
  Net cash (used in) provided by investing
   activities..................................   56,272    13,913    (41,088)
                                                --------  --------  ---------
Cash flows from financing activities:
  Redemption of long-term debt.................  (10,000)  (77,000)    (8,000)
  Issuance of long-term debt...................   90,500    35,500     83,000
  Proceeds from the issuance of common stock...    1,798       693        183
  Preferred dividends..........................     (650)   (2,882)    (1,950)
  Increase (decrease)in notes payable to
   affiliates..................................    3,702    (2,388)     6,321
  Increase (decrease)in notes receivable from
   affiliates..................................  (80,236)  (40,958)       (31)
  Preferred stock redemption...................  (52,000)      --         --
  Payment made for debt issuance costs.........   (1,418)      --         --
  Net proceeds of common stock rights
   offering....................................      --     77,418        --
                                                --------  --------  ---------
  Net cash (used in) provided by financing
   activities..................................  (48,304)   (9,617)    79,523
                                                --------  --------  ---------
Increase in cash and temporary cash
 investments...................................    1,838     4,310      2,975
                                                --------  --------  ---------
Cash and temporary cash investments at
 beginning of year.............................    7,285     2,975        --
                                                --------  --------  ---------
Cash and temporary cash investments at end of
 year.......................................... $  9,123  $  7,285  $   2,975
                                                --------  --------  ---------
Components of net (increase) decrease in
 certain assets and liabilities:
  Accounts receivable.......................... $    (40) $ (1,895) $ (11,914)
  Materials and supply inventory...............    1,416    (1,657)    (2,092)
  Accounts payable.............................   (2,700)     (624)     1,145
  Prepayments..................................   (1,990)       34       (127)
  Accrued expenses.............................   (2,298)    6,650      6,888
                                                --------  --------  ---------
  Net (increase) decrease in certain assets and
   liabilities................................. $ (5,612) $  2,508  $  (6,100)
                                                ========  ========  =========

Schedule II

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the Years Ended December 31, 1999, 1998 and 1997
                             (Thousands of Dollars)

                                            ADDITIONS
                                       --------------------
                           BALANCE AT    CHARGED   CHARGED             BALANCE AT
                          BEGINNING OF  TO COSTS   TO OTHER              END OF
      DESCRIPTION            PERIOD    AND EXPENSE ACCOUNTS DEDUCTIONS   PERIOD
      -----------         ------------ ----------- -------- ---------- ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS--DEDUCTED FROM
 ACCOUNTS RECEIVABLE IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  1999..................     $1,885      $  689     $  (15)    $675      $1,884
  1998..................     $1,098      $1,122     $   47     $382      $1,885
  1997..................     $  791      $  776     $ (123)    $346      $1,098
ALLOWANCE FOR INVENTORY-
 DEDUCTED FROM MATERIAL
 AND SUPPLY INVENTORY IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  1999..................     $  272      $  196     $  166     $310      $  324
  1998..................     $  346      $  273     $ (187)    $160      $  272
  1997..................     $  227      $  394     $  (62)    $213      $  346
ALLOWANCE FOR DEFERRED
 TAX ASSETS--DEDUCTED
 FROM DEFERRED TAX
 ASSETS IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  1999..................     $1,884      $  --      $1,593     $335      $3,142
  1998..................     $1,561      $  --      $  937     $614      $1,884
  1997..................     $  747      $  758     $  259     $203      $1,561