Form 10-Q
period 2000-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2000-05-15
CIK 310433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   March 31, 2000

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

YES  X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 2000

Common Stock                   20,249,673
Class B Common Stock            2,088,005

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations-Quarters ended
          March 31, 2000 and 1999

          Condensed Consolidated Balance Sheets-
          March 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of Cash Flows-
          Quarters Ended March 31, 2000 and 1999

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

                                                        Quarters ended
                                                           March 31,
                                                   --------------------------
                                                       2000          1999
                                                   -----------   -----------
Sales                                              $    69,725   $    61,270
Costs and expenses, excluding
  management fees and depreciation
  and amortization                                      44,227        37,525
Management fees                                            500         2,149
Depreciation and amortization                           12,927        10,555
                                                   -----------   -----------

Operating income                                        12,071        11,041
Interest and dividend income                               901           999
Interest expense                                        (4,350)       (2,692)
Other income (expense), net                                161            (7)
                                                   -----------   -----------

Income before income taxes                               8,783         9,341
Provision for income taxes                               4,413         4,307
                                                   -----------   -----------

Income before equity in unconsolidated entities          4,370         5,034
Equity in income of unconsolidated entities                230           114
                                                   -----------   -----------

Net income                                         $     4,600   $     5,148
                                                   ===========   ===========


Basic earnings per average common share:
  Net income                                       $      0.21   $      0.23
                                                   ===========   ===========

  Weighted average shares outstanding               22,286,275    22,081,193

Diluted earnings per average common share:
  Net income                                       $      0.20   $      0.23
                                                   ===========   ===========

  Weighted average shares and common
         stock equivalents outstanding              23,195,165    22,859,679


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                         March 31,     December 31,
                                                           2000           1999
                                                         ---------      ---------
ASSETS
Current assets:
  Cash and temporary cash investments                    $  11,450      $  21,183
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $2,080 at
    March 31, 2000 and $1,884 at December 31, 1999          44,768         43,104
  Other current assets                                      30,131         28,008
                                                         ---------      ---------

Total current assets                                        86,349         92,295

Property, plant and equipment, net of accumulated
  depreciation of $292,165 at March 31, 2000 and
  $280,948 at December 31, 1999                            448,059        420,639
Investments                                                  9,064          9,124
Deferred charges and other assets                            9,592          8,114
Unamortized debt issuance costs                              1,459          1,544
                                                         ---------      ---------

Total assets                                             $ 554,523      $ 531,716
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                   $   9,010      $   9,010
  Accounts payable                                          50,270         42,573
  Notes payable                                             30,000         30,000
  Accrued expenses                                          44,145         45,317
  Other current liabilities                                  4,398          4,504
                                                         ---------      ---------

Total current liabilities                                  137,823        131,404

Long-term debt                                             196,076        188,328
Deferred income taxes and investment tax credits            50,053         48,886
Other deferred credits                                      13,520         12,666
Common shareholders' equity:
  Common stock                                              26,063         26,062
  Additional paid-in capital                               220,717        221,685
  Retained earnings                                         37,762         33,162
  Treasury stock at cost, 3,726,279 shares at
    March 31, 2000 and 3,808,113 shares at
    December 31, 1999                                     (127,491)      (130,477)
                                                         ---------      ---------

Total common shareholders' equity                          157,051        150,432
                                                         ---------      ---------

Total liabilities and shareholders' equity               $ 554,523      $ 531,716
                                                         =========      =========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                             Quarters ended
                                                                March 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 21,640   $ 16,324

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant & equipment                  (40,403)   (20,924)
  Other                                                         348        586
                                                           --------   --------

  Net cash used in investing activities                     (40,055)   (20,338)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of long-term debt                                 10,000     52,500
  Redemption of long-term debt                               (2,252)    (2,252)
  Preferred dividend                                              -       (650)
  Proceeds from exercise of stock options                       934          2
  Preferred stock redemption                                      -    (52,000)
                                                           --------   --------

  Net cash provided by financing activities                   8,682     (2,400)
                                                           --------   --------

  Net (decrease) in cash and
   temporary cash investments                                (9,733)    (6,414)
                                                           --------   --------

Cash and temporary cash investments
 at beginning of year                                        21,183     16,968
                                                           --------   --------

Cash and temporary cash investments at
 March 31,                                                 $ 11,450   $ 10,554
                                                           ========   ========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest                                                 $  4,193   $  2,550
                                                           ========   ========

  Income taxes                                             $  1,973   $  1,130
                                                           ========   ========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)

    The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE," the "Company," "we" or "our") consists of Commonwealth Telephone Company ("CT"), the nation's ninth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), an engineering services business; epix(TM) Internet Services ("epix"); Jack Flash(SM) ("Jack Flash"), the Company's Digital Subscriber Line ("DSL") product offering; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

2. Segment Information - Financial information by business segment is as follows:



Quarter ended March 31, 2000             CT        CTSI       Other    Consolidated
------------------------------------  ---------  ---------  ---------  -------------

Sales                                  $47,087    $14,712    $11,051        $72,850
Elimination of  intersegment sales       2,765        150        210          3,125
External sales                          44,322     14,562     10,841         69,725
Adjusted EBITDA                         27,343     (3,118)       773         24,998
Depreciation and amortization            8,748      3,184        995         12,927
Operating income (loss)                 18,595     (6,302)      (222)        12,071
Interest expense, net                   (1,281)         -     (2,168)        (3,449)
Other income (expense), net                (68)        85        144            161
Income (loss) before income
  taxes                                 17,246     (6,217)    (2,246)         8,783
Provision (benefit) for income
  taxes                                  7,272     (2,095)      (764)         4,413


Quarter ended March 31, 1999          CT         CTSI       Other      Consolidated
------------------------------------  --------   --------   --------   ------------

Sales                                  $43,178    $ 8,193    $12,355        $63,726
Elimination of intersegment sales        2,183         87        186          2,456
External sales                          40,995      8,106     12,169         61,270
Adjusted EBITDA                         23,822     (2,683)       457         21,596
Depreciation and amortization            7,997      1,771        787         10,555
Operating income (loss)                 15,825     (4,454)      (330)        11,041
Interest expense, net                     (637)         -     (1,056)        (1,693)
Other income (expense), net                (59)        38         14             (7)
Income (loss) before income
  taxes                                 15,129     (4,416)    (1,372)         9,341
Provision (benefit) for income
  taxes                                  6,291     (1,502)      (482)         4,307


3. Revenue Recognition - Local telephone service is recorded based on tariffed rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association (NECA). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contracted services rendered, with estimated losses, if any, charged to income currently.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which currently must be adopted by June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB 101 on our results of operations.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

5. CTE Stock Options - At March 31, 2000, CTE has approximately 1,582,000 options outstanding at exercise prices ranging from $8.727 to $54.3125. During the first three months of 2000, 125,000 options were granted, 2,335 options were canceled and 81,834 options were exercised, yielding cash proceeds of $934.

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:



                                                   Quarter ended
                                                     March  31,
                                              ------------------------
                                                  2000         1999
                                              -----------  -----------

Net income                                    $     4,600  $     5,148
                                              ===========  ===========

Basic earnings per average common share:

Weighted average shares outstanding            22,286,275   22,081,193
                                              ===========  ===========

Net income                                    $      0.21  $      0.23
                                              ===========  ===========

Diluted earnings per average common share:

Weighted average shares outstanding            22,286,275   22,081,193
Dilutive shares resulting from stock
     options                                      908,890      778,486
                                              -----------  -----------

Weighted average shares and common
     stock equivalents outstanding             23,195,165   22,859,679
                                              ===========  ===========

Net income                                    $      0.20  $      0.23
                                              ===========  ===========


7. Off Balance Sheet Risk - The Company utilizes interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.
The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense. The fair values of the swap agreements are not recognized in the consolidated financial statements since they are accounted for as hedges.

At March 31, 2000, the Company had five interest rate swap agreements outstanding with commercial banks. These agreements have maturity dates ranging from three to five years and converted $75,000 of variable rate borrowings at 6.12% to fixed rate debt at a weighted average of 6.05%.



Item 2:  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                  (Thousands of dollars except per share data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to construct and develop additional markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate new markets and the related cost of that effort; economic conditions; acquisitions and divestitures; reorganizations; government and regulatory policies; the pricing and availability of equipment, materials and inventories; technological developments; pending and future litigation; penetration; churn rates; availability of future financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations:

Quarters ended March 31, 2000 vs March 31, 1999

The Company's sales increased 13.8% and were $69,725 and $61,270 for the quarters ended March 31, 2000 and 1999, respectively. Contributing to the sales increase of $8,455 were higher sales of CT of $3,327 and CTSI of $6,456, partially offset by a decline in Other sales of $1,328.

The Company's operating income was $12,071 for the quarter ended March 31, 2000 as compared to $11,041 for the quarter ended March 31, 1999. The improvement in operating income of $1,030 was primarily the result of increased sales at CT and CTSI and a reduction in management fees, partially offset by increased costs at CTSI and increased consolidated depreciation expense.

Net income was $4,600 or $0.20 per diluted average common share for the quarter ended March 31, 2000 and $5,148 or $0.23 for the quarter ended March 31, 1999. This decrease of $548 reflects higher interest expense of $1,658 due to higher levels of borrowing, partially offset by the increase in operating income discussed above.


Selected operating data:
                                   March 31,
                               ----------------
                                 2000     1999   % Change
                               -------  -------  --------

CT installed access lines      301,614  281,889       7.0%
CTSI installed access lines     95,728   52,303      83.0%

Commonwealth Telephone Company

Sales were $44,322 and $40,995 for the quarters ended March 31, 2000 and 1999, respectively. The sales increase of 8.1% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 19,725 or 7.0%. The increase in access revenue includes interstate access revenue which increased $1,169 for the three months ended March 31, 2000, primarily resulting from the growth in access lines and minutes of use. State access revenue increased $1,282 for the three months ended March 31, 2000 primarily as a result of an increase in IntraLATA minutes. Local service revenue increased $624 for the three months ended March 31, 2000 as a result of the increase in access lines. CT's successful marketing of residential additional lines continues to contribute to access line growth. Residential additional line penetration was 29.8% at March 31, 2000 as compared to 22.2% at March 31, 1999. Enhanced services revenue increased $561 or 35.0% primarily as a result of increases in Caller ID and custom calling sales.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended March 31, 2000 were $16,679 as compared to $15,738 for the quarter ended March 31, 1999. Contributing to the increase of $941 or 6.0% is an increase in payroll and benefits resulting from annual salary increases, quarterly performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase are higher operating tax expense, primarily capital stock tax, due to increases in income, and higher costs associated with increased penetrations of enhanced services, particularly
Caller ID.


CTSI

CTSI sales were $14,562 for the quarter ended March 31, 2000 as compared to $8,106 for the same period in 1999. The increase of $6,456 represents an increase in local, toll and access revenues of $4,208 primarily as a result of the continued penetration in the Wilkes-Barre/Scranton; Harrisburg; Lancaster/Reading, PA; Binghamton, NY; Bucks, Chester and Montgomery County, PA and Syracuse, NY markets. Residential sales increased $1,345. At March 31, 2000, CTSI had 95,728 installed access lines versus 52,303 installed access lines at March 31, 1999. In the three months ended March 31, 2000, CTSI added 11,180 access lines.

Operating expenses, excluding depreciation, amortization and management fees were $17,599 and $10,501 for the quarters ended March 31, 2000 and 1999, respectively. The increase of $7,098 is a result of the continued growth in the six markets noted above and the first quarter 2000 expansion into the Charleston/Huntington, WV market. These expenses represent employee-related costs associated with sales, operations and support staff, leased loop charges, circuit rentals, engineering costs, billing and collection expense and terminating access from independent local exchange carriers.

Other

Other sales were $10,841 and $12,169 for the quarters ended March 31, 2000 and 1999, respectively. The decrease of $1,328 is primarily due to decreased CC sales of $1,300 or 20.4%. CC is intentionally reducing its premises distribution system (cabling projects) business due to its high risk and low margin nature. CLD sales declined $692 or 23.3% as customers switch to alternate long-distance providers due to CLD's above average industry rates.
The Company expects this trend to continue. epix sales increased $554 or 19.6% reflecting the continued demand for dial-up Internet access. Jack Flash contributed $110 in sales.

Other costs and expenses, excluding depreciation, amortization and management fees were $9,949 and $11,286 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $1,337 is due to lower costs of CC and CLD due in part to lower sales, offset by increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):


                    Quarters ended
                       March 31,
                  --------------------
                     2000       1999
                   -------    -------

CT                 $27,343    $23,822
CTSI                (3,118)    (2,683)
Other                  773        457
                   -------    -------

Total              $24,998    $21,596
                   =======    =======


Adjusted EBITDA was $24,998 and $21,596 for the quarters ended March 31, 2000 and 1999, respectively. The increase of $3,402 or 15.8% is primarily due to increased sales of CT and CTSI and a reduction in management fees, partially offset by increased costs and expenses of CT and CTSI.

We believe that adjusted EBITDA is an alternate measure of operations which (1) gauges our ability to control costs and increase overall profitability and (2) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to other similarly titled measures of other companies.

Depreciation and amortization

Depreciation and amortization increased $2,372 or 22.5% for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase for the period is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1999.

Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives (CoBank), interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $75,000 of its indebtedness to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $4,350 and $2,692 for the quarters ended March 31, 2000 and 1999, respectively. The increase of $1,658 is primarily due to increased interest expense resulting from additional net borrowings on the credit facility in 1999 of $28,000, primarily to fund CTSI's expansion. Interest expense on CT's mortgage note payable to the National Bank for Cooperatives declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 49.0% and 45.6% for the quarters ended March 31, 2000 and 1999, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 2000 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.


Regulation

The Pennsylvania Public Utility Commission ("PUC") established an interim Universal Service Fund ("USF") in its September 30, 1999, global settlement litigation decision. Small incumbent local exchange carriers, including CT, will receive USF subsidies. All carriers (excluding wireless carriers) providing telecommunications services in Pennsylvania, including CT and CTSI, will be required to contribute to the fund as of January 1, 2001. The PUC has recently proposed that USF contributions will be based on intrastate end-user revenues. The amount of the USF contributions will be calculated on an annual basis by the National Exchange Carrier Association ("NECA"), the interim third-party administrator selected by the PUC.

Incumbent local telephone companies around the country have been contesting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet Service Providers ("ISPs"). CTSI's current interconnection agreements with Bell Atlantic have been interpreted by the state commissions in both Pennsylvania and New York to require payment of reciprocal compensation on ISP calls. However, this issue is the subject of continuing litigation at both the Federal and state levels, and it is possible that CTSI's right to collect this revenue may be affected by this litigation. During the first three months of 2000, CTSI recorded approximately $325, or 2.2% of its revenues, for reciprocal compensation revenues associated with ISP traffic.

Liquidity and capital resources


                                                  March 31,    December 31,
                                                    2000           1999
                                                  ---------      --------

Cash and temporary cash investments               $ 11,450       $ 21,183
Working capital                                   $(51,474)      $(39,109)
Long-term debt (including current maturities)     $205,086       $197,338


                                                 Quarters ended March 31,
                                                    2000           1999
                                                  --------       --------

Net cash provided by operating activities         $ 21,640       $ 16,324
Investing activities:
Additions to property, plant and equipment        $ 40,403       $ 20,924


Cash and temporary cash investments were $11,450 at March 31, 2000 as compared to $21,183 at December 31, 1999. The Company's working capital ratio was .63 to 1 at March 31, 2000 as compared to 0.70 to 1 at December 31, 1999.

For the three months ended March 31, 2000, CTE's net cash provided by operating activities was $21,640 comprised of net income of $4,600, non-cash depreciation and amortization of $12,927 and other non-cash items and working capital changes of $4,113. Net cash used in investing activities of $40,055 consisted primarily of additions to property, plant and equipment of $40,403. Net cash provided by financing activities of $8,682 consisted primarily of borrowings on the revolving credit facility of $10,000, partially offset by the redemption of long-term debt of ($2,252).

We believe that we currently have adequate resources to meet our obligations, including cash on hand of $11,450 and $116,000 of availability under revolving credit facilities at March 31, 2000.

We expect that the further expansion of the CTSI business will require significant capital to fund the network development and operations, including funding the development of its fiber optic networks and funding operating losses. The Company's operations have required and will continue to require substantial capital investments for the design, construction and development of additional networks and services. Sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures.

We anticipate that future cash flows will be used principally to support operations and finance growth of the business and, thus, we do not intend to pay cash dividends on the Company's common equity in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects and such other factors as the Company's Board of Directors may deem relevant.

As a result of factors such as the significant expenses associated with the development of new networks and services, we anticipate that operating results could vary significantly from period to period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   The Company has entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rated debt. The counterparties to the interest rate swap agreements are major financial institutions that have been accorded high ratings by primary rating agencies. The Company limits the dollar amount of contracts entered into with any one financial institution and monitors the credit ratings of these counterparties. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its result of operations or financial condition.

The table below provides information about the Company's interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to the Company by the financial institutions with which it has swap contracts using appropriate valuation methodologies.


(Dollars in thousands)
                                                              Approximate
                          Maturity                Notional  Fair Value as of
                            Date     Fixed rate    amount    March 31, 2000
                          ---------  -----------  --------  ----------------

Variable to fixed:

Hedge 1                     2002        6.00%      $15,000        $305
Hedge 2                     2002        6.01%      $10,000        $211
Hedge 3                     2004 (a)    5.78%      $20,000        $442
Hedge 4                     2002 (b)    6.13%      $15,000        $238
Hedge 5                     2002        6.36%      $15,000        $224

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


Date:  May 15, 2000          Commonwealth Telephone Enterprises, Inc.


                             /s/ Donald P. Cawley
                             Donald P. Cawley
                             Vice President and
                             Chief Accounting Officer