Form 10-Q
period 2000-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2000-08-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from                                to
Commission file number                                         0-11053

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


   Pennsylvania                                                23-2093008
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


                                 100 CTE Drive
                        Dallas, Pennsylvania 18612-9774
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (570) 631-2700

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

YES  X                              NO

As of June 30, 2000 there were 20,458,604 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,076,805 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations Quarters and Six Months ended
          June 30, 2000 and 1999

          Condensed Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2000 and 1999

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
                                  (Unaudited)

                                                             Quarters ended             Six months ended
                                                                June 30,                    June 30,
                                                        -------------------------   -------------------------
                                                            2000          1999           2000          1999
                                                        -----------   -----------   -----------   -----------
Sales                                                   $    71,120   $    62,985   $   140,845   $   124,255
Costs and expenses, excluding
  management fees and depreciation
  and amortization                                           47,179        38,771        91,406        76,296
Management fees                                                 500         1,540         1,000         3,689
Depreciation and amortization                                13,771        10,902        26,698        21,457
                                                        -----------   -----------   -----------   -----------

Operating income                                              9,670        11,772        21,741        22,813
Interest and dividend income                                    737           685         1,638         1,684
Interest expense                                             (4,945)       (3,780)       (9,295)       (6,472)
Other income (expense), net                                     390           388           551           381
                                                        -----------   -----------   -----------   -----------

Income before income taxes                                    5,852         9,065        14,635        18,406
Provision for income taxes                                    3,590         4,563         8,003         8,870
                                                        -----------   -----------   -----------   -----------

Income before equity in unconsolidated entities               2,262         4,502         6,632         9,536
Equity in income of unconsolidated entities                     911           997         1,141         1,111
                                                        -----------   -----------   -----------   -----------

Net income                                              $     3,173   $     5,499   $     7,773   $    10,647
                                                        ===========   ===========   ===========   ===========


Basic earnings per average common share:
  Net income                                            $      0.14   $      0.25   $      0.35   $      0.48
                                                        ===========   ===========   ===========   ===========

  Weighted average shares outstanding                    22,458,881    22,090,721    22,372,606    22,085,958

Diluted earnings per average common share:
  Net income                                            $      0.14   $      0.24   $      0.34   $      0.47
                                                        ===========   ===========   ===========   ===========

  Weighted average shares and common
              stock equivalents outstanding              23,202,882    23,005,540    23,199,456    22,932,611

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                          June 30,    December 31,
                                                            2000          1999
                                                        -----------   ------------
ASSETS
Current assets:
  Cash and temporary cash investments                    $  16,674      $  21,183
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $2,203 at
    June 30, 2000 and $1,884 at December 31, 1999           44,760         43,104
  Other current assets                                      29,608         28,008
                                                         ---------      ---------

Total current assets                                        91,042         92,295

Property, plant and equipment, net of accumulated
  depreciation of $304,950 at June 30, 2000 and
  $280,948 at December 31, 1999                            475,465        420,639
Investments                                                  8,993          9,124
Deferred charges and other assets                           10,047          8,114
Unamortized debt issuance costs                              1,374          1,544
                                                         ---------      ---------

Total assets                                             $ 586,921      $ 531,716
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                   $   9,010      $   9,010
  Accounts payable                                          40,757         42,573
  Notes payable                                             30,000         30,000
  Accrued expenses                                          43,016         45,317
  Other current liabilities                                  4,329          4,504
                                                         ---------      ---------

Total current liabilities                                  127,112        131,404

Long-term debt                                             229,824        188,328
Deferred income taxes and investment tax credits            50,272         48,886
Other deferred credits                                      14,745         12,666
Common shareholders' equity:
  Common stock                                              26,490         26,062
  Additional paid-in capital                               233,371        221,685
  Retained earnings                                         40,935         33,162
  Treasury stock at cost, 3,954,783 shares at
   June 30, 2000 and 3,808,113 shares at
   December 31, 1999                                      (135,828)      (130,477)
                                                         ---------      ---------

Total common shareholders' equity                          164,968        150,432
                                                         ---------      ---------

Total liabilities and shareholders' equity               $ 586,921      $ 531,716
                                                         =========      =========

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 31,332        $ 30,334

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant & equipment             (81,469)        (53,611)
   Other                                                  1,221           1,236
                                                       --------        --------
   Net cash used in investing activities                (80,248)        (52,375)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of long-term debt                            46,000          75,500
   Redemption of long-term debt                          (4,505)         (4,505)
   Preferred dividend                                         -            (650)
   Proceeds from exercise of stock options                2,912             192
   Preferred stock redemption                                 -         (52,000)
   Debt issuance costs                                        -          (1,367)
                                                       --------        --------
   Net cash provided by financing activities             44,407          17,170
                                                       --------        --------

   Net (decrease) in cash and
     temporary cash investments                          (4,509)         (4,871)
                                                       --------        --------

Cash and temporary cash investments
   at beginning of year                                  21,183          16,968
                                                       --------        --------

Cash and temporary cash investments at
   June 30,                                            $ 16,674        $ 12,097
                                                       ========        ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

   Interest                                            $  8,793        $  5,821
                                                       ========        ========

   Income taxes                                        $  8,872        $  7,385
                                                       ========        ========

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)

     The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's eighth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services, epix(TM) Internet Services ("epix"), Jack Flash(SM) ("Jack Flash"), the Company's Digital Subscriber Line ("DSL") product offering and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

2. Segment Information - Financial information by business segment is as follows:

Quarter ended June 30, 2000             CT        CTSI       Other    Consolidated
---------------------------          --------   --------   --------   ------------
Sales                                 $48,086   $ 15,366    $11,236       $ 74,688
Elimination of intersegment sales       3,255        152        161          3,568
External sales                         44,831     15,214     11,075         71,120
Adjusted EBITDA                        27,626     (4,006)      (179)        23,441
Depreciation and amortization           9,084      3,529      1,158         13,771
Operating income (loss)                18,542     (7,535)    (1,337)         9,670
Interest expense, net                  (1,515)         -     (2,693)        (4,208)
Other income (expense), net               (16)       402          4            390
Income (loss) before income
  taxes                                17,011     (7,133)    (4,026)         5,852
Provision (benefit) for income
  taxes                                 7,151     (2,177)    (1,384)         3,590


Quarter ended June 30, 1999             CT        CTSI       Other    Consolidated
---------------------------          --------   --------   --------   ------------
Sales                                 $43,630   $  9,387    $12,333       $ 65,350
Elimination of intersegment sales       2,147        152         66          2,365
External sales                         41,483      9,235     12,267         62,985
Adjusted EBITDA                        24,246     (2,308)       736         22,674
Depreciation and amortization           8,121      1,973        808         10,902
Operating income (loss)                16,125     (4,281)       (72)        11,772
Interest expense, net                    (912)         -     (2,183)        (3,095)
Other income (expense), net               (56)       438          6            388
Income (loss) before income
  taxes                                15,157     (3,843)    (2,249)         9,065
Provision (benefit) for income
  taxes                                 6,306       (993)      (750)         4,563

Six months ended June 30, 2000          CT        CTSI       Other      Consolidated
------------------------------       --------   --------   --------     ------------
Sales                                $ 95,173   $ 30,078   $ 22,287      $ 147,538
Elimination of intersegment sales       6,020        302        371          6,693
External sales                         89,153     29,776     21,916        140,845
Adjusted EBITDA                        54,969     (7,124)       594         48,439
Depreciation and amortization          17,832      6,713      2,153         26,698
Operating income (loss)                37,137    (13,837)    (1,559)        21,741
Interest expense, net                  (2,796)         -     (4,861)        (7,657)
Other income (expense), net               (84)       487        148            551
Income (loss) before income
  taxes                                34,257    (13,350)    (6,272)        14,635
Provision (benefit) for income
  taxes                                14,423     (4,272)    (2,148)         8,003


Six months ended June 30, 1999          CT        CTSI      Other       Consolidated
------------------------------       --------   --------   --------     ------------
Sales                                $ 86,808   $ 17,580   $ 24,688      $ 129,076
Elimination of intersegment sales       4,330        239        252          4,821
External sales                         82,478     17,341     24,436        124,255
Adjusted EBITDA                        48,068     (4,991)     1,193         44,270
Depreciation and amortization          16,118      3,744      1,595         21,457
Operating income (loss)                31,950     (8,735)      (402)        22,813
Interest expense, net                  (1,549)         -     (3,239)        (4,788)
Other income (expense), net              (115)       476         20            381
Income (loss) before income
  taxes                                30,286     (8,259)    (3,621)        18,406
Provision (benefit) for income
  taxes                                12,597     (2,495)    (1,232)         8,870

3. Revenue Recognition - Local telephone service is recorded based on tariffed rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from local telephone, Internet access and long-distance telephone services are earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contracted services rendered, with estimated losses, if any, charged to income currently.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. In March 2000, the SEC issued SAB No. 101A to set the adoption deadline for SAB 101 at June 30, 2000. In June 2000, the SEC issued SAB No. 101B, which allows registrants to defer the implementation of SAB 101 until the fourth quarter of their fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of SAB No. 101.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

5. CTE Stock Options and Restricted Stock - At June 30, 2000, CTE has approximately 1,631,000 options outstanding at exercise prices ranging from $8.805 to $54.3125. During the first six months of 2000, 413,500 options were granted, 44,835 options were canceled and 280,065 options were exercised, yielding cash proceeds of

$2,912. During the second quarter, 2000 CTE awarded 160,000 shares of restricted stock as provided for in the Company's 1996 Equity Incentive Plan. The compensation cost recognized in the second quarter 2000 was $157.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination.

We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to convertible securities considered to be dilutive common stock equivalents.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                   Quarter ended            Six months ended
                                                      June 30,                  June 30,
                                              ------------------------  ------------------------
                                                 2000         1999         2000         1999
                                              -----------  -----------  -----------  -----------
Net income                                    $     3,173  $     5,499  $     7,773  $    10,647
                                              ===========  ===========  ===========  ===========

Basic earnings per average common share:

Weighted average shares outstanding            22,458,881   22,090,721   22,372,606   22,085,958
                                              ===========  ===========  ===========  ===========

Net income                                    $      0.14  $      0.25  $      0.35  $      0.48
                                              ===========  ===========  ===========  ===========

Diluted earnings per average common share:

Weighted average shares outstanding            22,458,881   22,090,721   22,372,606   22,085,958
Dilutive shares resulting from convertible
     securities                                   744,001      914,819      826,850      846,653
                                              -----------  -----------  -----------  -----------

Weighted average shares and common
     stock equivalents outstanding             23,202,882   23,005,540   23,199,456   22,932,611
                                              ===========  ===========  ===========  ===========

Net income                                    $      0.14  $      0.24  $      0.34  $      0.47
                                              ===========  ===========  ===========  ===========

7. Off Balance Sheet Risk - CTE utilizes interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense. The fair values of the swap agreements are not recognized in the consolidated financial statements since they are accounted for as hedges.

At June 30, 2000, the Company had five interest rate swap agreements outstanding with commercial banks. These agreements have maturity dates ranging from three to five years and converted $75,000 of variable rate borrowings at 6.31% to fixed rate debt at a weighted average of 6.05%.

8. Subsequent Events - On July 28, 2000 CTE announced that it had named Michael J. Mahoney President and Chief Executive Officer and a Director, replacing Michael I. Gottdenker who left to pursue other business interests.
The Company is negotiating a severance agreement with Mr. Gottdenker and subject to acceptance by both parties, we anticipate a charge to earnings in the third quarter, the amount of which has not yet been determined.

In the third quarter, 2000 certain unionized employees of Verizon Communications voted to strike. Depending on the length and severity of the strike, we may experience an adverse impact on our future results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

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

Results of Operations:

Quarters ended June 30, 2000 vs June 30, 1999

The Company's sales were $71,120 and $62,985 for the quarters ended June 30, 2000 and 1999, respectively. Contributing to the sales increase of $8,135 or 12.9% were higher sales of CT of $3,348 and CTSI of $5,979, partially offset by a decline in Other sales of $1,192.

The Company's operating income was $9,670 for the quarter ended June 30, 2000 as compared to $11,772 for the quarter ended June 30, 1999. The decline in operating income of $2,102 or 17.9% was primarily the result of increased costs at CTSI and increased consolidated depreciation expense, partially offset by increased sales at CT and CTSI and a reduction in management fees.

Net income was $3,173 or $0.14 per diluted average common share for the quarter ended June 30, 2000 and $5,499 or $0.24 for the quarter ended June 30, 1999. This decrease of $2,326 or 42.3% reflects higher interest expense of $1,165 due to higher levels of borrowing. Also contributing to the decline in net income was the decrease in operating income discussed above, partially offset by a lower provision for taxes of $973.

Six months ended June 30, 2000 vs June 30, 1999

Sales were $140,845 and $124,255 for the six months ended June 30, 2000 and 1999, respectively. Contributing to the sales increase of $16,590 or 13.4% were higher sales of CT of $6,675 and CTSI of $12,435, partially offset by a decline in Other sales of $2,520.

The Company's operating income was $21,741 for the six months ended June 30, 2000 as compared to $22,813 for the six months ended June 30, 1999. The decline in operating income of $1,072 or 4.7% was primarily the result of increased costs at CTSI and increased consolidated depreciation expense, partially offset by increased consolidated sales and a reduction in management fees.

Net income was $7,773 or $0.34 per diluted average common share for the six months ended June 30, 2000 and $10,647 or $0.47 for the six months ended June 30, 1999. This decrease of $2,874 or 27.0% reflects higher interest expense of $2,823 due to higher levels of borrowing and the decrease in operating income discussed above, partially offset by a lower provision for taxes of $867.

Selected operating data:
                                     June 30,
                               -----------------
                                 2000     1999   % Change
                               -------  -------  --------

CT installed access lines      306,772  286,778     7.0%
CTSI installed access lines    110,045   60,777    81.1%

Commonwealth Telephone Company

Sales were $44,831 and $41,483 for the quarters ended June 30, 2000 and 1999, respectively. The sales increase of $3,348 or 8.1% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 19,994 or 7.0%. CT's successful marketing of residential additional lines contributed to the access line growth. Residential additional line penetration was 31.3% at June 30, 2000 as compared to 23.9% at June 30, 1999.

CT's sales were $89,153 and $82,478 for the six months ended June 30, 2000 and 1999, respectively. The sales increase of $6,675 or 8.1% is primarily due to higher access and local service revenues resulting from an increase in installed access lines.

The increase in access revenue includes interstate access revenue which increased $968 and $2,137 for the three and six months ended June 30, 2000, versus 1999, primarily from the growth in access lines and minutes of use. State access revenue increased $1,402 and $2,567 for the three and six months ended June 30, 2000 as compared to 1999 primarily a result of an increase in IntraLATA minutes. Local service revenue increased $1,000 and $1,628 for the three and six months ended June 30, 2000 primarily a result of the increase in access lines. Enhanced services revenue increased $421 and $982 for the three and six months ended June 30, 2000 primarily as a result of increases in Caller ID and custom calling sales. The above increases in revenue were partially offset by a decrease in toll revenue of $240 and $757 for the three and six months ended June 30, 2000 as compared to 1999, primarily a result of a decrease in minutes of use.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended June 30, 2000 were $16,905 as compared to $16,231 for the quarter ended June 30, 1999. Contributing to the increase of $674 or 4.2% is an increase in payroll and benefits resulting from annual salary increases, quarterly performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase are higher operating tax expense, primarily capital stock tax, due to increases in income, higher costs associated with increased penetrations of enhanced services, particularly Caller ID, and higher rates for pole attachments.

For the six month period ending June 30, 2000, operating expenses excluding depreciation, amortization and management fees were $33,584 as compared to $31,969 for the six months ended June 30, 1999. Contributing to the increase of $1,615 or 5.1% is an increase in payroll and benefits resulting from annual salary increases, quarterly performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase are higher operating tax expense, primarily capital stock tax, due to increases in income, higher costs associated with increased penetrations of enhanced services, particularly Caller ID, and higher rates for pole attachments, partially offset by lower costs associated with reduced toll minutes.

CTSI

CTSI sales were $15,214 for the quarter ended June 30, 2000 as compared to $9,235 for the same period in 1999. The increase of $5,979 or 64.7% primarily represents an increase in local and access revenues of $3,586 as a result of the continued penetration in the Wilkes-Barre/Scranton; Harrisburg; Lancaster/Reading, PA; Binghamton, NY; Bucks, Chester and Montgomery County, PA and Syracuse, NY markets. Residential sales increased $1,283. At June 30, 2000, CTSI had 110,045 installed access lines versus 60,777 installed access lines at June 30, 1999. In the three months ended June 30, 2000, CTSI added 14,317 access lines.

CTSI revenues were $29,776 and $17,341 for the six months ended June 30, 2000 and 1999, respectively. The increase of $12,435 or 71.7% is due to increases in local, long-distance and access revenues associated with CTSI's continuing penetration into the six markets noted above, including increased residential sales of $2,628 or 77.0%.

Operating expenses, excluding depreciation, amortization and management fees were $19,139 and $11,318 for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, operating expenses, excluding depreciation, amortization and management fees were $36,738 as compared to $21,819 for the six months ended June 30, 1999. The increases for both the three and six month periods are a result of the continued growth in the six markets noted above, the first quarter 2000 expansion into the Charleston/Huntington, WV market and the second quarter expansion into the Youngstown, Ohio market. These expenses represent employee-related costs associated with sales, operations and support staff, leased loop charges, circuit rentals, engineering costs, billing and collection expense and terminating access from independent local exchange carriers.

Other

Other sales were $11,075 and $12,267 for the quarters ended June 30, 2000 and 1999, respectively. The decline of $1,192 is due to a decline in CC sales of $1,157 or 17.7% and decreased CLD sales of $531 or 19.9%, offset by an increase in epix sales of $496 or 16.1%.

For the six months ended June 30, 2000, Other sales were $21,916 as compared to $24,436 for the six months ended June 30, 1999. The decrease of $2,520 is primarily due to decreased CC sales of $2,457 or 19.1%. CLD sales declined $1,223 or 21.7%. epix sales increased $1,160 or 19.6% reflecting the continued demand for dial-up Internet access. Jack Flash contributed $285 in sales.

Decreased CC sales in the three and six month periods reflect CC's intentional reduction of its premises distribution system (cabling projects) business due to its above-average risk and low margin nature. Decreased CLD sales in both periods reflect customers switching to alternate long-distance providers due to CLD's above average industry rates. The Company expects these trends to continue.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,135 and $11,222 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, operating expenses, excluding depreciation, amortization and management fees were $21,084 as compared to $22,508 for the six months ended June 30, 1999. The decreases for both the three and six month periods are due to lower costs of CC and CLD due in part to lower sales, offset by increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix and Jack Flash.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)


                    Quarters ended            Six months ended
                        June 30,                   June 30,
                    -----------------       ------------------
                     2000       1999          2000       1999
                    ------     ------       ------      ------

CT                 $27,626    $24,246       $54,969    $48,068
CTSI                (4,006)    (2,308)       (7,124)    (4,991)
Other                 (179)       736           594      1,193
                   -------    -------       -------    -------

Total              $23,441    $22,674       $48,439    $44,270
                   =======    =======       =======    =======



Adjusted EBITDA was $23,441 and $22,674 for the quarters ended June 30, 2000 and 1999, respectively. The increase of $767 or 3.4% is primarily due to increased sales of CT and CTSI and a reduction in management fees, partially offset by increased costs and expenses of CTSI.

Adjusted EBITDA was $48,439 and $44,270 for the six months ended June 30, 2000 and 1999, respectively. The increase of $4,169 or 9.4% is primarily due to increased consolidated sales and a reduction in management fees, partially offset by increased costs and expenses of CTSI.

We believe that adjusted EBITDA is an alternate measure of operations which (1) gauges the Company's ability to control costs and increase overall profitability and (2) provides investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

Depreciation and amortization

Depreciation and amortization increased $2,869 or 26.3% for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. For the six months ended June 30, 2000, depreciation and amortization increased $5,241 or 24.4%. The increase for the three and six month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1999 and 2000.

Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives ("CoBank"), interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company has interest rate swaps on $75,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $4,945 and $3,780 for the quarters ended June 30, 2000 and 1999, respectively; this represents an increase of $1,165 or 30.8% from the comparable period of 1999. Interest expense was $9,295 for the six months ended June 30, 2000 as compared to $6,472 for the six months ended June 30, 1999; this represents an increase of $2,823 or 43.6% from the comparable period of 1999. The increase in interest for the three and six month periods is primarily due to additional net borrowings on the credit facility of $28,000 in 1999 and the 2000 borrowings of $46,000 primarily to fund CTSI's expansion. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 53.1% and 45.3% for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company's effective income tax rates were 50.7% and 45.4%, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 2000 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.

Regulation

In its September 30, 1999 global settlement litigation decision, the Pennsylvania Public Utility Commission("PUC") entered a final order to resolve numerous competitive issues raised during global settlement discussions that numerous parties, including incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"), participated in.

As an outgrowth of the global settlement decision, the PUC has initiated a proceeding to establish rates for certain unbundled network elements. The PUC will establish prices for unbundled loops needed to provide Digital Subscriber Line ("DSL") services, and for line sharing, dark fiber, and subloops. The PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of the unbundled network element platform ("UNE-P") and Enhanced Extended Link ("EEL"). In addition, the PUC opened a proceeding to evaluate various collocation issues, including Bell Atlantic-Pennsylvania, Inc.'s compliance with the requirements of the Federal Communications Commission's March 31, 1999 Advanced Services Order in Docket No. 98-147.

The right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet Service Providers ("ISPs") is the subject of continuing litigation at both the Federal and state levels, and it is possible that CTSI's right to collect this revenue may be affected by this litigation. During the first six months of 2000, CTSI recorded approximately $1,340 or 4.5% of its revenues for reciprocal compensation revenues associated with ISP traffic.

In April 2000, the United States Court of Appeals for the District of Columbia circuit upheld a decision of the Federal Communications Commission ("FCC") eliminating the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate long-distance services. The FCC then announced that it will enforce the de-tariffing of long-distance services after a transition period ending January 31, 2001. Non-dominant long-distance providers, including CLD, will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. Consequently, we will need to establish service contracts with our customers, which could result in increased administrative expenses.

On July 18, 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. If the decision is not further reviewed, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to Bell Atlantic and other incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the PUC and other state regulatory commissions, it is impossible to predict how this development may affect CTSI's costs.

In recent months, AT&T and Sprint have sent letters to virtually every non-dominant provider asserting that the non-dominant provider's terminating access rates are unreasonable, and demanding a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. The FCC is also considering whether it should take steps to limit the access charges of non-dominant providers. Adverse decisions by the FCC or the courts could significantly reduce CTSI's revenues from access charges.


Liquidity and capital resources

                                                  June 30,     December 31,
                                                    2000           1999
                                                  --------       --------

Cash and temporary cash investments               $ 16,674       $ 21,183
Working capital                                   $(36,070)      $(39,109)
Long-term debt (including current maturities)     $238,834       $197,338


                                                 Six months ended June 30,
                                                    2000           1999
                                                  --------       --------

Net cash provided by operating activities         $ 31,332       $ 30,334
Investing activities:
Additions to property, plant and equipment        $ 81,469       $ 53,611


Cash and temporary cash investments were $16,674 at June 30, 2000 as compared to $21,183 at December 31, 1999. The Company's working capital ratio was .72 to 1 at June 30, 2000 as compared to 0.70 to 1 at December 31, 1999.

For the six months ended June 30, 2000, CTE's net cash provided by operating activities was $31,332 comprised of net income of $7,773, non-cash depreciation and amortization of $26,698 and other non-cash items and working capital changes of ($3,139). Net cash used in investing activities of $80,248 consisted primarily of additions to property, plant and equipment of $81,469. Net cash provided by financing activities of $44,407 consisted primarily of borrowings on the revolving credit facility of $46,000, partially offset by the redemption of long-term debt of ($4,505).

We believe that we currently have adequate resources to meet our obligations, including cash on hand of $16,674 and $80,000 of availability under our revolving credit facilities at June 30, 2000.

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


(Dollars in thousands)
                                                              Approximate
                       Maturity                  Notional     fair value as of
                       date         Fixed rate   amount       June 30, 2000
                       ---------------------------------------------------------

Variable to fixed:

Hedge 1                2002         6.00%        $ 15,000      $  292
Hedge 2                2002         6.01%        $ 10,000      $  196
Hedge 3                2004(a)      5.78%        $ 20,000      $  443
Hedge 4                2002(b)      6.13%        $ 15,000      $  230
Hedge 5                2002         6.36%        $ 15,000      $  215


(a) With an option by the counterparty to terminate the contract in 2002.
(b) Extendible to 2004 at the option of the counterparty.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 11, 2000. Matters submitted to the Company's shareholders included:

1) The election of the following Class I Directors to serve for a term of three (3) years:

          Nominee                  For           Withheld
          -------                  ----------------------
          David C. McCourt         46,687,769     150,609
          Daniel E. Knowles        46,642,033     196,345
          Walter Scott, Jr.        46,687,080     151,298
          David C. Mitchell        46,688,856     149,522

          Additional Directors whose term of office as a Director continued after the meeting included:

          Michael I. Gottdenker
          Frank M. Henry
          Eugene Roth, Esq.
          John J. Whyte
          James Q. Crowe
          Michael A. Adams
          Stuart E. Graham
          Richard R. Jaros
          Timothy J. Stoklosa

          Mr. Gottdenker was replaced by Michael J. Mahoney on July 28, 2000.

2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2000.


                For                Against        Abstain
                -----------------------------------------

                46,814,941         8,752          14,685

3) The approval of amendments to the Company's 1997 Non-Management Directors' Stock Compensation Plan.


                For                Against        Abstain
                -----------------------------------------

                44,494,648         484,552        1,859,178

4) A shareholder proposal that the Board of Directors take the steps that may be necessary in accordance with state law, and without affecting the unexpired terms of previously elected Directors, to declassify the Board of Directors so that all Directors may be elected annually.


                For                Against        Abstain
                -----------------------------------------

                4,647,963          36,536,513     1,775,090

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) Material Contracts
          (a) Commonwealth Telephone Enterprises, Inc. Non-Management Directors' Stock Compensation Plan

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000        Commonwealth Telephone Enterprises, Inc.


                              /s/ Donald P. Cawley
                              Donald P. Cawley
                              Senior Vice President and
                              Chief Accounting Officer