Form 10-Q
period 2000-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2000-11-13
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 2000

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

YES  X         NO

As of September 30, 2000 there were 20,633,239 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,076,805 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations Quarters and Nine Months ended
          September 30, 2000 and 1999

          Condensed Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 1999

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
                                  (Unaudited)

                                                                Quarters ended             Nine months ended
                                                                 September 30,               September 30,
                                                         -------------------------   -------------------------
                                                              2000          1999          2000         1999
                                                         -----------   -----------   -----------   -----------
Sales                                                    $    73,721   $    67,672   $   214,566   $   191,927
Costs and expenses, excluding
  management fees and depreciation
  and amortization                                            50,757        40,722       142,163       117,018
Management fees                                                  500         1,045         1,500         4,734
Depreciation and amortization                                 15,313        11,524        42,011        32,981
                                                         -----------   -----------   -----------   -----------

Operating income                                               7,151        14,381        28,892        37,194
Interest and dividend income                                   1,010           728         2,648         2,412
Interest expense                                              (5,613)       (3,828)      (14,908)      (10,300)
Other income (expense), net                                      (29)         (169)          522           212
                                                         -----------   -----------   -----------   -----------

Income before income taxes                                     2,519        11,112        17,154        29,518
Provision for income taxes                                     2,072         5,058        10,075        13,928
                                                         -----------   -----------   -----------   -----------

Income before equity in unconsolidated entities                  447         6,054         7,079        15,590
Equity in income of unconsolidated entities                      271           179         1,412         1,290
                                                         -----------   -----------   -----------   -----------

Net income                                               $       718   $     6,233   $     8,491   $    16,880
                                                         ===========   ===========   ===========   ===========


Basic earnings per average common share:
  Net income                                             $      0.03   $      0.28   $      0.38   $      0.76
                                                         ===========   ===========   ===========   ===========

  Weighted average shares outstanding                     22,547,906    22,107,865    22,431,467    22,093,286

Diluted earnings per average common share:
  Net income                                             $      0.03   $      0.27   $      0.37   $      0.74
                                                         ===========   ===========   ===========   ===========

  Weighted average shares and common
         stock equivalents outstanding                    23,123,559    23,119,846    23,174,242    22,995,048

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                         September 30,   December 31,
                                                             2000           1999
                                                         -------------   ------------
ASSETS
Current assets:
  Cash and temporary cash investments                        $  22,246      $  21,183
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $2,001 at
    September 30, 2000 and $1,884 at December 31, 1999          51,765         43,104
  Other current assets                                          38,957         28,008
                                                             ---------      ---------

Total current assets                                           112,968         92,295

Property, plant and equipment, net of accumulated
  depreciation of $320,840 at September 30, 2000 and
  $280,948 at December 31, 1999                                493,495        420,639
Investments                                                     10,092          9,124
Deferred charges and other assets                               11,952          8,114
Unamortized debt issuance costs                                  1,326          1,544
                                                             ---------      ---------

Total assets                                                 $ 629,833      $ 531,716
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                       $   9,010      $   9,010
  Accounts payable                                              35,820         42,573
  Notes payable                                                 30,000         30,000
  Accrued expenses                                              50,306         45,317
  Other current liabilities                                      4,605          4,504
                                                             ---------      ---------

Total current liabilities                                      129,741        131,404

Long-term debt                                                 262,571        188,328
Deferred income taxes and investment tax credits                53,846         48,886
Other deferred credits                                          15,404         12,666
Common shareholders' equity:
  Common stock                                                  26,510         26,062
  Additional paid-in capital                                   237,277        221,685
  Deferred compensation                                         (6,996)             -
  Retained earnings                                             41,653         33,162
  Treasury stock at cost, 3,799,783 shares at
   September 30, 2000 and 3,808,113 shares at
   December 31, 1999                                          (130,173)      (130,477)
                                                             ---------      ---------

Total common shareholders' equity                              168,271        150,432
                                                             ---------      ---------

Total liabilities and shareholders' equity                   $ 629,833      $ 531,716
                                                             =========      =========

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                               Nine months ended
                                                                 September 30,
                                                           -------------------------
                                                               2000         1999
                                                           ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  37,595   $  49,403

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment                      (114,784)    (79,586)
 Other                                                              373      (1,775)
                                                              ---------   ---------

 Net cash used in investing activities                         (114,411)    (81,361)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of long-term debt                                      81,000      90,500
 Redemption of long-term debt                                    (6,757)     (6,757)
 Preferred dividend                                                   -        (650)
 Proceeds from exercise of stock options                          3,386         354
 Preferred stock redemption                                           -     (52,000)
 Debt issuance costs                                                  -      (1,367)
 Issuance of common stock                                             -          81
 Other                                                              250         (51)
                                                              ---------   ---------

 Net cash provided by financing activities                       77,879      30,110
                                                              ---------   ---------

 Net increase (decrease) in cash and
  temporary cash investments                                      1,063      (1,848)
                                                              ---------   ---------

Cash and temporary cash investments
 at beginning of year                                            21,183      16,968
                                                              ---------   ---------

Cash and temporary cash investments at
 September 30,                                                $  22,246   $  15,120
                                                              =========   =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                                     $  14,073   $   6,892
                                                              =========   =========

 Income taxes                                                 $  10,418   $  11,825
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

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's eighth largest independent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier; and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services, epix /TM/ Internet Services ("epix"), Jack Flash(R) ("Jack Flash"), the Company's Digital Subscriber Line ("DSL") product offering and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

2. Segment Information - Financial information by business segment is as follows:


Quarter ended September 30, 2000
--------------------------------

                                            CT        CTSI       Other    Consolidated
                                        ---------   --------   --------   ------------
Sales                                    $ 49,390   $ 16,715   $ 11,281       $ 77,386
Elimination of intersegment sales           3,396        143        126          3,665
External sales                             45,994     16,572     11,155         73,721
Adjusted EBITDA                            26,576     (3,246)      (866)        22,464
Depreciation and amortization               9,458      4,528      1,327         15,313
Operating income (loss)                    17,118     (7,774)    (2,193)         7,151
Interest expense, net                      (1,267)        (3)    (3,333)        (4,603)
Other income (expense), net                   (80)        49          2            (29)
Income (loss) before income
  taxes                                    15,771     (7,728)    (5,524)         2,519
Provision (benefit) for income
  taxes                                     6,654     (2,577)    (2,005)         2,072

Quarter ended September 30, 1999
--------------------------------
                                          CT          CTSI       Other    Consolidated
                                        ---------   --------   --------   ------------
Sales                                    $ 45,446   $ 11,339   $ 13,438       $ 70,223
Elimination of intersegment sales           2,335        161         55          2,551
External sales                             43,111     11,178     13,383         67,672
Adjusted EBITDA                            25,587     (1,354)     1,672         25,905
Depreciation and amortization               8,298      2,383        843         11,524
Operating income (loss)                    17,289     (3,737)       829         14,381
Interest expense, net                        (954)         -     (2,146)        (3,100)
Other income (expense), net                   (80)        16       (105)          (169)
Income (loss) before income
  taxes                                    16,255     (3,721)    (1,422)        11,112
Provision (benefit) for income
  taxes                                     6,755     (1,233)      (464)         5,058

Nine months ended September 30, 2000
--------------------------------------

                                          CT          CTSI       Other      Consolidated
                                        ---------   --------   --------   ------------
Sales                                    $144,563   $ 46,793   $ 33,568       $224,924
Elimination of intersegment sales           9,416        445        497         10,358
External sales                            135,147     46,348     33,071        214,566
Adjusted EBITDA                            81,545    (10,370)      (272)        70,903
Depreciation and amortization              27,290     11,241      3,480         42,011
Operating income (loss)                    54,255    (21,611)    (3,752)        28,892
Interest expense, net                      (4,063)        (3)    (8,194)       (12,260)
Other income (expense), net                  (164)       536        150            522
Income (loss) before income
  taxes                                    50,028    (21,078)   (11,796)        17,154
Provision (benefit) for income
  taxes                                    21,077     (6,849)    (4,153)        10,075

Nine months ended September 30, 1999
------------------------------------
                                          CT          CTSI       Other    Consolidated
                                        ---------   --------   --------   ------------
Sales                                    $132,254   $ 28,919   $ 38,126       $199,299
Elimination of intersegment sales           6,665        400        307          7,372
External sales                            125,589     28,519     37,819        191,927
Adjusted EBITDA                            73,655     (6,345)     2,865         70,175
Depreciation and amortization              24,416      6,127      2,438         32,981
Operating income (loss)                    49,239    (12,472)       427         37,194
Interest expense, net                      (2,503)         -     (5,385)        (7,888)
Other income (expense), net                  (195)       492        (85)           212
Income (loss) before income
  taxes                                    46,541    (11,980)    (5,043)        29,518
Provision (benefit) for income
  taxes                                    19,352     (3,728)    (1,696)        13,928

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. In March 2000, the SEC issued SAB No. 101A to set the adoption deadline for SAB 101 at June 30, 2000. In June 2000, the SEC issued SAB No. 101B, which allows registrants to defer the implementation of SAB 101 until the fourth quarter of their fiscal year beginning after December 15, 1999. The Company is currently does not anticipate a material impact on its results of operations from the adoption of SAB 101.

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

5. CTE Stock Options and Restricted Stock - At September 30, 2000, CTE has approximately 1,699,000 options outstanding at exercise prices ranging from $8.805 to $54.3125. During the first nine months of 2000, 613,500 options were granted, 156,870 options were canceled and 299,700 options were exercised, yielding cash proceeds of $3,386. CTE has outstanding 155,000 shares of restricted stock as provided for in the Company's 1996 Equity Incentive Plan. The compensation cost recognized in 2000 was $611.

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

Interpretation No. 44 did not have a material impact on our results of operations or financial position.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                   Quarter ended              Nine months ended
                                                    September 30,               September 30,
                                              ------------------------    --------------------------
                                                  2000         1999           2000         1999
                                              -----------  -----------    -----------  -----------
Net income                                    $       718  $     6,233    $     8,491  $    16,880
                                              ===========  ===========    ===========  ===========

Basic earnings per average common share:

Weighted average shares outstanding            22,547,906   22,107,865     22,431,467   22,093,286
                                              ===========  ===========    ===========  ===========

Net income                                    $      0.03  $      0.28    $      0.38  $      0.76
                                              ===========  ===========    ===========  ===========

Diluted earnings per average common share:

Weighted average shares outstanding            22,547,906   22,107,865     22,431,467   22,093,286
Dilutive shares resulting from convertible
     securities                                   575,653    1,011,981        742,775      901,762
                                              -----------  -----------    -----------  -----------

Weighted average shares and common
     stock equivalents outstanding             23,123,559   23,119,846     23,174,242   22,995,048
                                              ===========  ===========    ===========  ===========

Net income                                    $      0.03  $      0.27    $      0.37  $      0.74
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

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively.

As of September 30, 2000, the Company has entered into certain transactions which may be accounted for as derivatives upon adoption of SFAS No. 133, such as interest rate swaps. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company while continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations, is currently unable to estimate such impact due to the uncertainty of the derivatives that will be held by the Company as of December 31, 2000 and their respective fair values at that time.

At September 30, 2000, the Company had five interest rate swap agreements outstanding with commercial banks. These agreements have maturity dates ranging from three to five years and converted $75,000 of variable rate borrowings at 6.82% to fixed rate debt at a weighted average of 6.05%.

8. In July 2000, CTE announced the resignation of its President, Chief Executive Officer and Director, Michael I. Gottdenker. The Company settled the terms of a severance agreement with Mr. Gottdenker in September 2000 and recorded a charge to compensation expense in the third quarter in the amount of $2,819. This amount was comprised of $2,156 of non-cash items related to the acceleration of vesting of stock options previously granted to Mr. Gottdenker and $663 of cash items. The effect on the Company's net income was $1,367 or $.06 per diluted average common share outstanding.

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

Results of Operations:

Quarters ended September 30, 2000 vs September 30, 1999

The Company's sales were $73,721 and $67,672 for the quarters ended September 30, 2000 and 1999, respectively. Contributing to the sales increase of $6,049 or 8.9% were higher sales of CT of $2,883 and CTSI of $5,394, partially offset by a decline in Other sales of $2,228.

The Company's operating income was $7,151 for the quarter ended September 30, 2000 as compared to $14,381 for the quarter ended September 30, 1999. The decline in operating income of $7,230 or 50.3% was primarily the result of increased costs at CTSI and increased consolidated depreciation expense, partially offset by increased sales at CT and CTSI and a reduction in management fees. Operating income includes the impact of a one-time, substantially non-cash severance charge of $2,819 associated with the July, 2000 separation of CTE's former president and chief executive officer. The $2,819 was comprised of $2,156 of non-cash items related to the acceleration of vesting of company stock options and $663 of cash items.

Net income was $718 or $0.03 per diluted average common share for the quarter ended September 30, 2000 and $6,233 or $0.27 for the quarter ended September 30, 1999. This decrease of $5,515 or 88.5% reflects higher interest expense of $1,785 due to higher levels of borrowing in order to finance the expansion of CTSI. Also contributing to the decline in net income was the decrease in operating income discussed above, partially offset by a lower provision for taxes of $2,986.

Nine months ended September 30, 2000 vs September 30, 1999

Sales were $214,566 and $191,927 for the nine months ended September 30, 2000 and 1999, respectively. Contributing to the sales increase of $22,639 or 11.8% were higher sales of CT of $9,558 and CTSI of $17,829, partially offset by a decline in Other sales of $4,748.

The Company's operating income was $28,892 for the nine months ended September 30, 2000 as compared to $37,194 for the nine months ended September 30, 1999. The decline in operating income of $8,302 or 22.3% was primarily the result of increased costs at CTSI and increased consolidated depreciation expense, partially offset by increased consolidated sales and a reduction in management fees. Operating income for the nine month period includes a one-time, substantially non-cash charge to compensation expense associated with the July, 2000 separation of CTE's former president and chief executive officer of $2,819.

Net income was $8,491 or $0.37 per diluted average common share for the nine months ended September 30, 2000 and $16,880 or $0.74 for the nine months ended September 30, 1999. This decrease of $8,389 or 49.7% reflects higher interest expense of $4,608 due to higher levels of borrowing and the decrease in operating income discussed above, partially offset by a lower provision for taxes of $3,853.

Selected operating data:
                                September 30,
                               ----------------
                                2000     1999    % Change
                               -------  -------  --------

CT installed access lines      311,334  291,252      6.9%
CTSI installed access lines    116,804   73,406     59.1%

Commonwealth Telephone Company

Sales were $45,994 and $43,111 for the quarters ended September 30, 2000 and 1999, respectively. The sales increase of $2,883 or 6.7% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 20,082 or 6.9%. CT's successful marketing of residential additional lines contributed to the access line growth. Residential additional line penetration was 32.9% at September 30, 2000 as compared to 25.4% at September 30, 1999.

CT's sales were $135,147 and $125,589 for the nine months ended September 30, 2000 and 1999, respectively. The sales increase of $9,558 or 7.6% is primarily due to higher access and local service revenues resulting from an increase in installed access lines.

The increase in access revenue includes interstate access revenue which increased $540 and $2,677 for the three and nine months ended September 30, 2000, versus the comparable periods of 1999, primarily from the growth in access lines and minutes of use. State access revenue increased $2,017 and $4,584 for the three and nine months ended September 30, 2000 as compared to the comparable periods of 1999 primarily a result of an increase in IntraLATA minutes. Local service revenue increased $1,013 and $2,641 for the three and nine months ended September 30, 2000 primarily as a result of the increase in access lines. Enhanced services revenue increased $345 and $1,327 for the three and nine months ended September 30, 2000 primarily as a result of increases in Caller ID and custom calling sales. The above increases in revenue were partially offset by a decrease in toll revenue of $330 and $1,087 for the three and nine months ended September 30, 2000 as compared to the comparable periods of 1999, primarily a result of a loss of market share due to customers selecting alternate service providers.

Operating expenses excluding depreciation, amortization and management fees for the quarter ended September 30, 2000 were $19,118 as compared to $16,859 for the quarter ended September 30, 1999. Contributing to the increase of $2,259 or 13.4% is an increase in payroll resulting from annual salary increases and quarterly performance-based incentives. Also contributing to the increase are $1,743 of allocated expenses associated with the separation of CTE's former president and chief executive officer, higher costs associated with increased penetrations of enhanced services, particularly Caller ID, and higher management information systems charges due to increased capacity requirements and contingency planning expenses.

For the nine month period ending September 30, 2000, operating expenses excluding depreciation, amortization and management fees were $52,702 as compared to $48,828 for the nine months ended September 30, 1999. Contributing to the increase of $3,874 or 7.9% is an increase in payroll and benefits resulting from annual salary increases, quarterly performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase are higher operating tax expense (primarily capital stock tax) due to increases in income, higher costs associated with increased penetrations of enhanced services, particularly Caller ID, and higher rates for pole attachments, partially offset by lower costs associated with reduced toll minutes.

CTSI

CTSI sales were $16,572 for the quarter ended September 30, 2000 as compared to $11,178 for the same period in 1999. The increase of $5,394 or 48.3% primarily represents an increase in local and access revenues of $3,505 as a result of the continued penetration in the Wilkes-Barre/Scranton; Harrisburg; Lancaster/Reading, PA; Binghamton, NY; Bucks, Chester and Montgomery County, PA and Syracuse, NY markets. Residential sales increased $1,058. At September 30, 2000, CTSI had 116,804 installed access lines versus 73,406 installed access lines at September 30, 1999.

CTSI sales were $46,348 and $28,519 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $17,829 or 62.5% is due to increases in local, long-distance and access revenues associated with CTSI's continuing penetration into the six markets noted above, including increased residential sales of $3,686 or 136.0%.

Operating expenses, excluding depreciation, amortization and management fees were $19,737 and $12,356 for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, operating expenses, excluding depreciation, amortization and management fees were $56,475 as compared to $34,175 for the nine months ended September 30, 1999. The increases for both the three and nine month periods are a result of the continued growth in the six markets noted above, the first quarter 2000 expansion into the Charleston/Huntington, WV market and the second quarter expansion into the Youngstown, Ohio market. These expenses represent employee-related costs associated with sales, operations and support staff, leased loop charges, circuit rentals, engineering costs, billing and collection expense and terminating access from independent local exchange carriers.

Other

Other sales were $11,155 and $13,383 for the quarters ended September 30, 2000 and 1999, respectively. The decline of $2,228 is due to a decline in CC sales of $2,100 or 27.9% and decreased CLD sales of $584 or 22.2%, offset by an increase in epix sales of $456 or 14.1%.

For the nine months ended September 30, 2000, Other sales were $33,071 as compared to $37,819 for the nine months ended September 30, 1999. The decrease of $4,748 is primarily due to decreased CC sales of $4,557 or 22.3%. CLD sales declined $1,807 or 21.9%. epix sales increased $1,616 or 17.7% reflecting additional dial-up Internet access customers. Jack Flash contributed $484 in sales.

Decreased CC sales in the three and nine month periods reflect CC's intentional reduction of primarily all of its premises distribution system (cabling projects) business due to its above-average risk and low margin nature. Decreased CLD sales in both periods reflect customers switching to alternate long-distance providers due to CLD's above average industry rates. The Company expects these trends to continue.

Other costs and expenses, excluding depreciation, amortization and management fees were $11,902 and $11,507 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, operating expenses, excluding depreciation, amortization and management fees were $32,986 as compared to $34,015 for the nine months ended September 30, 1999. The increase for the three month period is the result of $1,076 of allocated expenses from the one-time severance charge. The decrease for the nine month period is primarily due to lower costs of CC and CLD due in part to lower sales, offset by increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix and Jack Flash.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

            Quarters ended      Nine months ended
            September 30,         September 30,
         --------------------  -------------------
            2000       1999      2000       1999
          -------    --------  --------    -------

CT        $26,576    $25,587   $ 81,545    $73,655
CTSI       (3,246)    (1,354)   (10,370)    (6,345)
Other        (866)     1,672       (272)     2,865
          -------    -------   --------    -------

Total     $22,464    $25,905   $ 70,903    $70,175
          =======    =======   ========    =======

Adjusted EBITDA was $22,464 and $25,905 for the quarters ended September 30, 2000 and 1999, respectively. The decrease of $3,441 or 13.3% is primarily due to the one-time severance charge discussed above and increased costs and expenses of CTSI, partially offset by increased sales of CT and CTSI and a reduction in management fees.

Adjusted EBITDA was $70,903 and $70,175 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $728 or 1.0% is primarily due to increased consolidated sales and a reduction in management fees, partially offset by the one-time severance charge and increased costs and expenses of CTSI.

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

Depreciation and amortization

Depreciation and amortization increased $3,789 or 32.9% for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. For the nine months ended September 30, 2000, depreciation and amortization increased $9,030 or 27.4%. The increase for the three and nine month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 1999 and 2000.

Interest expense

Interest expense includes interest on CT's mortgage note payable to the National Bank for Cooperatives ("CoBank"), interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company has interest rate swaps on $75,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $5,613 and $3,828 for the quarters ended September 30, 2000 and 1999, respectively; this represents an increase of $1,785 or 46.6% from the comparable period of 1999. Interest expense was $14,908 for the nine months ended September 30, 2000 as compared to $10,300 for the nine months ended September 30, 1999; this represents an increase of $4,608 or 44.7% from the comparable period of 1999. The increase in interest for the three and nine month periods is primarily due to additional net borrowings on the credit facility of $5,000 in 1999 and the 2000 borrowings of $81,000 primarily to fund CTSI's expansion. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 74.3% and 44.8% for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the Company's effective income tax rates were 54.3% and 45.2%, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The effective rate is higher in 2000 since state tax benefits have not been fully realized on the losses of CTSI due to valuation allowances offsetting state deferred tax assets and state limitations on the amount of net operating loss carryforwards.

Regulation

In its so-called "global resolution" decision on September 30, 1999, the Pennsylvania Public Utility Commission ("PUC") entered a final order to resolve numerous competitive issues raised during global settlement discussions that numerous parties, including incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"), participated in. The global resolution decision was affirmed by Commonwealth Court on October 25, 2000, although further appeals of this decision are possible.

As an outgrowth of the global resolution decision, the PUC has initiated a proceeding to establish rates for certain unbundled network elements. The PUC will establish prices for unbundled loops needed to provide Digital Subscriber Line ("DSL") services, and for line sharing, dark fiber, and subloops. The PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of the unbundled network element platform ("UNE-P") and Enhanced Extended Link ("EEL"). In addition, the PUC has opened a proceeding to evaluate various collocation issues, including Bell Atlantic-Pennsylvania, Inc.'s compliance with the requirements of the Federal Communications Commission's March 31, 1999 Advanced Services Order in Docket No. 98-147. This proceeding is not expected to have a material impact on CTE's results of operations.

The right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet Service Providers ("ISPs") was upheld by the PUC in its global resolution decision. This issue is the subject of continuing proceedings before the Federal Communications Commission ("FCC") and of proposed legislation in the United States Congress, and it is possible that CTSI's right to collect this revenue may be affected by these developments. During the first nine months of 2000, CTSI recorded approximately $2,430 or 5.2% of its revenues for reciprocal compensation revenues associated with ISP traffic.

In April 2000, the United States Court of Appeals for the District of Columbia circuit upheld a decision of the FCC eliminating the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate long-distance services. The FCC then announced that it will enforce the de-tariffing of long-distance services after a transition period ending January 31, 2001. Non-dominant long-distance providers, including CLD, will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. Consequently, we will need to establish service contracts with our customers, which could result in increased administrative expenses.

On July 18, 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. Several parties have petitioned the United States Supreme Court to review this decision, and the FCC's pricing rules remain in effect pending the Supreme Court's decision whether to accept the case. If the decision is not further reviewed, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to Bell Atlantic and other incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules, it is impossible to predict how this development may affect CTSI's costs.

In recent months, AT&T and Sprint have sent letters to virtually every non-dominant provider asserting that the non-dominant provider's terminating access rates are unreasonable, and demanding a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. CTSI also brought suit against Sprint in the same proceeding, but on October 27, 2000 CTSI and Sprint agreed to a settlement of all access charge disputes. The FCC is also considering whether it should take steps to limit the access charges of non-dominant providers. Adverse decisions by the FCC or the courts could significantly reduce CTSI's revenues from access charges.

In September 2000, the Multi-Association Group (MAG), consisting of the National Rural Telecom Association, National Cooperative Association, Organization for the Promotion and Advancement of Small Telecommunications Companies, and United States Telecom Association, filed a petition with the Federal Communications Commission proposing a reform of the interstate access charge structure for small telephone companies. The MAG proposal would allow companies such as CT to convert to a form of incentive regulation for certain interstate revenues (similar in some respects to CT's existing incentive regulation plan in Pennsylvania), based on their current revenue per line. The FCC has solicited comments on the proposal, and if approved, we do not expect this proposal to adversely impact CT's results of operations.

Liquidity and capital resources:

                                                   September 30,   December 31,
                                                        2000           1999
                                                      --------       --------

Cash and temporary cash investments                   $ 22,246       $ 21,183
Working capital                                       $(16,773)      $(39,109)
Long-term debt (including current maturities)         $271,581       $197,338

                                                Nine months ended September 30,
                                                     2000           1999
                                                   --------        --------

Net cash provided by operating activities          $ 37,595        $ 49,403
Investing activities:
Additions to property, plant and equipment         $114,784        $ 79,586

Cash and temporary cash investments were $22,246 at September 30, 2000 as compared to $21,183 at December 31, 1999. The Company's working capital ratio was .87 to 1 at September 30, 2000 as compared to 0.70 to 1 at December 31, 1999.

For the nine months ended September 30, 2000, CTE's net cash provided by operating activities was $37,595 comprised of net income of $8,491, non-cash depreciation and amortization of $42,011 and other non-cash items and working capital changes of ($12,907). Net cash used in investing activities of $114,411 consisted primarily of additions to property, plant and equipment of $114,784. Net cash provided by financing activities of $77,879 consisted primarily of borrowings on the revolving credit facility of $81,000, partially offset by the redemption of CoBank debt of $6,757.

The Company's operations have required and will continue to require capital investments for the design, construction and development of networks and services to provide state-of-the-art telecommunications technology. Sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's plans and expenditures.

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

As a result of factors such as the significant expenses associated with the development of existing networks and services, we anticipate that operating results could vary significantly from period to period.

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

(Dollars in thousands)
                                                            Approximate
                           Maturity              Notional   fair value as of
                           date     Fixed rate   amount     September 30, 2000
                           ----------------------------------------------------

Variable to fixed:
Hedge 1                    2002        6.00%     $15,000          $137
Hedge 2                    2002        6.01%     $10,000          $ 98
Hedge 3                    2004/(a)/   5.78%     $20,000          $202
Hedge 4                    2002/(b)/   6.13%     $15,000          $ 32
Hedge 5                    2002        6.36%     $15,000          $ 51

/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10) Material Contracts

                    (a) Letter agreement dated September 19, 2000 regarding termination of employment and services as a director by and between Commonwealth Telephone Enterprises, Inc. and Michael I. Gottdenker.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

                    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000    Commonwealth Telephone Enterprises, Inc.


                           /s/ Donald P. Cawley
                           Donald P. Cawley
                           Senior Vice President and
                           Chief Accounting Officer