Form 10-K405
period 2000-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2001-03-27
CIK 310433

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 2001:

                            21,002,426 Common Stock

                             2,073,505 Class B Common Stock

  Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 2001 computed by reference to the closing price as reported by NASDAQ for Common Stock ($34.00 per share) and to the closing price as reported for Class B Common Stock ($34.00 per share), is as follows:

                           $386,345,400 Common Stock

                           $ 35,919,096 Class B Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 2001 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

================================================================================

                                    PART I

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to develop markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Commonwealth Telephone Enterprises, Inc. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments and changes in the competitive environment in which the Company operates.

Item 1. Business

General

  Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") consists primarily of Commonwealth Telephone Company ("CT"), which provides telephony service to approximately 315,000 access lines in rural parts of eastern Pennsylvania, and CTSI, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC"), which provides competitive telephony and data services. CTE's other operations include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epixTM Internet Services ("epix"), an Internet service provider; the portion of the Jack Flash(R) ("Jack Flash") digital subscriber line ("DSL") product that is offered in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

  CT benefits from a technologically advanced fiber-rich network, limited competition and favorable regulatory conditions. CT's market encompasses approximately 5,000 square miles in mountainous, rural Pennsylvania--a market that is generally unattractive to competitors not only because of its lack of customer concentrations and low basic service rates, but also because of CT's favorable regulatory environment. CT's 100% digitally switched network facilitates the provisioning of vertical services and reduces operating costs. CT's access line growth rate of 6.4% between December 31, 1999 and December 31, 2000 has been fueled primarily by an increase in additional residential lines. Residential additional line penetration increased from 27.6% at December 31, 1999 to 35.2% at December 31, 2000. CT has a favorable regulatory environment characterized by intrastate price caps that are non-sharing and are indexed to inflation rather than the historical rate-of-return methodology. We believe that CT is less likely to face meaningful competition in its service area from alternate local exchange service providers due to its low population density, difficult terrain and largely residential customer base in its operating area. CT's competitive basic service rates and status as a Rural Telephone Company, which exempts it from many of the interconnection requirements of the Federal Telecommunications Act of 1996 (the "1996 Act"), provide a further disincentive to competition.

  CTSI, CTE's facilities-based CLEC, formally commenced operations in 1997. In December 2000, CTE announced that it would exit CTSI's five expansion markets launched over the past two years (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH), (the "expansion markets"). CTSI will continue to focus on its three original "edge-out" markets (Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA). Related to the exit from the expansion markets, CTE recorded an estimated restructuring charge of $99.7 million ($64.8 million after tax). The restructuring charge includes employee termination benefits ($2.6 million), contract terminations ($15.3 million), asset write-down and disposition costs ($78.3 million) and costs associated with investment advisory and other fees ($3.5 million). As of December 31, 2000, $1.9 million has been charged against the reserve. See Note 4 to the Consolidated Financial Statements included in
Part IV Item 14(a)(1) of this Form 10-K for additional information.

  In late 2000, the Company engaged an investment banking firm to divest certain assets relating to the expansion markets CTSI is exiting. Since the commencement of this engagement, the general market environment for CLECs has continued to deteriorate. Also, the sale process has been impaired by: (1) a significant supply of CLEC and DSL assets available for sale on the market; (2) a reduction in the financial capacity of buyers; (3) a contraction in the number of potential buyers; and (4) the necessity of finding an operator that can utilize CTSI's asset configuration.

  At this time, the Company is not in active dialogue with any potential buyers. Accordingly, the Company is exploring other alternatives that include transitioning customers to alternate providers (ILECs) and the physical removal of assets from the expansion markets.

  The final expansion market disposition will comply with applicable state and federal laws and regulatory requirements.

  CTSI currently has over 122,000 (edge-out 97,000; expansion 25,000) access lines in service, of which 94% (edge-out 94%; expansion 94%) are connected to CTE's switches and 38% (edge-out 45%; expansion 15%) are served solely by CTE's own network. CTSI serves business and residential customers as well as Internet service providers, long-distance carriers and wireless service providers. Jack Flash DSL services provided in CTSI's territory are included in CTSI's results of operations.

  CTE's support businesses, included in other operations, are CC, epix, Jack Flash operations in CT's franchise area, and CLD. Each offers a depth of expertise and products to the CT and CTSI customer base as well as creates opportunities through cross-selling efforts. CC provides telecommunications equipment and designs and manages telephone private branch exchange ("PBX") and Key systems for corporations, hospitals and universities. epix has over 48,500 dial-up Internet customers and also provides dedicated Internet access, website development and web hosting services to business and residential customers. Jack Flash is CTE's broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions. CLD serves as CT's long-distance service provider.

  Sales by business segment for each of the years ending December 31, 2000, 1999 and 1998 were:
(Dollars in thousands)

                                                       2000       1999       1998
                                                     --------   --------   --------
   CT............................................    $182,223   $169,313   $155,266

   CTSI - edge-out...............................      53,143     37,583     21,736
   CTSI - expansion..............................      12,413      4,901        501
                                                       ------     ------     ------
    Total CTSI...................................      65,556     42,484     22,237
                                                       ------     ------     ------
   Other.........................................      43,270     49,095     48,231
                                                     --------   --------   --------
   Total sales...................................    $291,049   $260,892   $225,734
                                                     ========   ========   ========

  No single external customer contributed 10% or more to CTE's consolidated sales in 2000, 1999 or 1998.

  Additional information regarding business segments is contained in Note 3 "Segment Information" of the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this report.

  The following table reflects the development of cumulative access lines over the past five years:

                                       1996       1997        1998       1999        2000
                                      -------    -------     -------    -------     -------
    CT access lines ..............    240,255    258,803     276,644    296,689     315,669

    CTSI edge-out access lines....        804     18,018      41,004     73,739      97,174
    CTSI expansion access lines...         --         --       2,418     10,809      25,373
                                      -------    -------     -------    -------     -------
     Total CTSI access lines......        804     18,018      43,422     84,548     122,547

Commonwealth Telephone Company

  CT provides a full range of high-quality, low-cost telephone and related services over a state-of-the-art network in a 19 county, approximately 5,000 square mile service territory in Pennsylvania. As of December 31, 2000, CT provided service to approximately 315,000 access lines and was the eighth largest independent local exchange carrier ("LEC") in the United States (based on access lines). In addition to providing local telephone service, CT provides long-distance services and network access to inter-exchange (long-distance) carriers ("IXCs"). CT offers value-added calling features including Call Waiting and Voice Mail; advanced calling services such as Return Call, Repeat Call and Call Trace; and Caller ID with name and number. CT also delivers complex communications services such as video conferencing and distance learning. epix allows CT to provide product packaging, including basic telephone and Internet access. Through epix, CT creates cross-promotional opportunities for additional lines, business upgrades and residential service packages. CT has certain revenues that have been qualified as non-regulated; these primarily include telecommunications equipment sales and services and billing and collection services for IXC's. CT's capital expenditures are met entirely through internally generated funds.

  CT was one of the first telephone companies in the United States. CT's history includes a record of innovation and leadership in the telecommunications industry, including the following: (1) CT was the first U.S. telephone company to purchase a digital switch; (2) CT was the first telecommunication company to commercially deploy fiber optic technology in a toll application; (3) CT was the first U.S. telephone company to deploy host/remote switching architecture (an efficient way of extending capacity from a central office); and (4) CT was the first Pennsylvania local exchange carrier to become an Internet service provider ("ISP").

  CT's operating area is primarily rural, containing approximately 61 access lines per square mile. CT operates 79 exchanges, each serving an average of 3,996 lines and 66 square miles. Its access lines are approximately 75% residential and 25% business. CT's business customer base is diverse in size as well as industry, with little concentration. The ten largest business customers combined accounted for approximately 4% of 2000 total revenue, with the largest single customer accounting for 1.3%. Due to the rural, low-density characteristics of its operating area, the high cost of entry to the market due to topography, the lack of large business users and its low basic service rates, we believe that compared to most other LECs, CT is less likely to face competition in its existing service area from new local exchange service providers.

  CT owns and maintains all of its facilities, including a state-of-the-art network featuring 100% digital switching, a modern service center and 100% interoffice fiber connectivity. CT has adopted a host/remote architecture to serve its 79 exchanges. CT owns thirteen host switches connected by interoffice fiber optic cable. Each host switch has, on average, seven large remote switches connected to it by digital carrier facilities. The total number of remote switches, including smaller cabinetized remote switches, is approximately 450. By designing the network in this fashion, CT minimizes the copper loop lengths in its rural territory. CT's fully digital switching results in lower maintenance costs and greater speed to market for new products and services. Subject to distance limitations, the copper network is capable of providing DSL service.

  One hundred percent of the interoffice trunking is on fiber optic facilities. CT has over 15,700 linear miles of plant with approximately 1,500 miles of fiber distribution facilities that are 97% aerial construction. This technology provides CT with extensive capacity and bandwidth in outside plant facilities.

  In 2000, we implemented an asynchronous transfer mode (ATM) network to support the rollout of Jack Flash. This high-performance technology utilizes fixed-length packets to carry different types of traffic. It can be used to support local area networks (LAN), voice, video, data and image information. The benefits of this robust, high-speed network include ease of provisioning and flexibility in providing on demand service. It is expected that in the future this technology will form the core of our network.

  All of CT's customers have full access to multiple long-distance carriers, and daily toll message polling is performed by a centralized computer. Messages are transported out of CT's territory in an SS7 signaling format and the equipment to provide SS7 capability is redundant to protect this valuable toll revenue stream. SS7 technology is a universal, high-speed link connecting CT's network with other networks and allows for higher-margin products such as Caller ID with number and Caller ID with name.

  CT has installed sophisticated operating support systems to complement its network. The service center operation is supported by: (1) a mainframe service order, billing and collections system; (2) a NORTEL PBX with adjunct automated call distribution systems to monitor demand and forecast future call loads; (3) Martens, a combination of PC and mainframe software for automated cable assignment systems; and (4) Access Care, which performs trouble reporting and testing. CT's network control center provides for network surveillance 365 days a year, 24 hours a day. Every CT switched and toll fiber route is monitored, as well as the ISP network and CT customer PBXs.

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

  CT has focused on its commitment to customer service. With extremely low justified complaint rates and fast responses to consumer complaints, CT has been recognized as most effective in handling sensitive customer service issues in nine of the last eleven years, based on Pennsylvania Public Utility Commission ("PA PUC") data.

 Regulation

  CT is subject to state regulation by the PA PUC and is regulated as a price cap company for intrastate ratemaking purposes, which includes rates for basic local exchange services, short-distance toll services and access services for the origination and termination of in-state long-distance calls. Pursuant to CT's Alternative Regulation and Network Modernization Plan, which was approved by the PA PUC in 1997, CT is permitted to implement rate changes that are indexed to inflation rather than the traditional rate-of-return methodology. Also, under its alternative regulation plan, CT is protected by an exogenous event provision that allows CTE to recover, on a revenue neutral basis, lost revenues or increased expenses arising from events outside CTE's control. The PA PUC has also confirmed CT's status as a Rural Telephone Company under the 1996 Act, which provides CT with relief from interconnection requirements unless the PA PUC concludes that interconnection is not unduly economically burdensome and will not impair universal telephone service. This status does not apply to competition that is facility-based.

  In its so-called "global resolution" decision on September 30, 1999, the PA PUC entered a final order to resolve numerous competitive issues raised during global settlement discussions that numerous parties, including incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"), participated in.

  As an outgrowth of the global resolution decision, the PA PUC has initiated a proceeding to establish rates for certain unbundled network elements. The PA PUC will establish prices for unbundled loops needed to provide DSL services, and for line sharing, dark fiber and subloops. The PA PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of certain network elements. In addition, the PA PUC has opened a proceeding to evaluate various collocation issues.

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

  Prices for CT's interstate services (consisting primarily of subscriber line charges ("SLC") and access charges for interstate toll calls), which currently account for approximately 29.7% of its telephone service revenues, are regulated by the FCC based on the "average schedule" formulas proposed by the National Exchange Carrier Association. In September 2000, the Multi-Association Group
(MAG), consisting of the National Rural Telecom Association, National Cooperative Association, Organization for the Promotion and Advancement of Small Telecommunications Companies and United States Telecom Association, filed a petition with the FCC proposing a reform of the interstate access charge structure for small telephone companies. If approved, the MAG proposal would allow companies such as CT to convert to a form of incentive regulation similar in some respects to CT's existing alternative regulation plan in Pennsylvania. The FCC has solicited comments on the proposal, but we are unable to predict the outcome at this time.

 Competition

  CT operates primarily as an incumbent service provider in its service area, and accordingly, faces only limited direct competition, mostly in its local (IntraLATA) toll business. Like other LECs, CT faces some competition from long-distance providers of IntraLATA toll services (primarily the large IXCs) and dedicated access services from competitive access providers ("CAPs"). As is the case generally with incumbent LECs, CT's local exchange business is not legally protected against competitive entry (although CT's status as a Rural Telephone Company provides it some relief from the interconnection obligations imposed on larger LECs). In addition, CT also faces, and will continue to face, competition from other current and potential market entrants, including CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. However, due to the rural, low-density characteristics of its operating area, the high cost of entry to the market, the lack of large business customers and its low basic service rates, CT believes that compared to most other LECs, it is less likely to face competition in its existing service area. To date, only one provider has been granted PA PUC approval to serve CT customers. CT has not evidenced any impact on its operations to date. This approval was limited to facility-based competition and does not represent a challenge to CT's rural exemption, which provides CT with relief from interconnection requirements. CT currently faces two additional requests from competitors seeking to serve CT customers. Because these requests are also limited to facility-based competition, they do not represent a challenge to CT's rural exemption. The PA PUC has not yet ruled on these two requests.

CTSI

  CTSI, which formally commenced operations in 1997, is a full-service, facilities-based CLEC offering bundled local, all-distance telephone, vertical services, DSL and Internet access. As of December 31, 2000, CTSI had installed over 122,000 access lines (edge-out 97,000; expansion 25,000). On December 6, 2000, CTE announced that it would exit the five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) and focus on the three original edge-out markets (Wilkes-Barre/Scranton/Hazleton, PA; Harrisburg, PA; and Lancaster/Reading/York,
PA). These markets are immediately adjacent to CT, and can best leverage certain infrastructure and resources. The restructuring will permit CTSI to improve its near-term cash flow, improve profitability and to reduce the demand for capital. We will focus on ensuring that capital deployed in the edge-out markets will be success-based (deployed based on demonstrated customer demand). The new strategy will focus on controlled growth (development of markets) more than speed of expansion.

  Since its founding, CTSI has been generally run as a completely separate operating company to foster a higher level of accountability and to address legal and regulatory considerations. CTSI's business plan was initially based on the physical extension of CT's existing infrastructure. CTSI takes advantage of CT's proximity to more densely populated, larger communities that are located adjacent to CT's service area. We estimate that these adjacent markets contain a population over five times that of CT's present telephone service area in approximately one-fifth the geography. This population is concentrated in Tier II and Tier III cities with much higher densities than CT's current territory.

CT's existing service area includes approximately 400,000 people and a density of approximately 61 lines per square mile, while the areas adjacent to CT's existing service territory include 2.0 million people with markets targeted by CTSI having a density of 1,200 lines per square mile. In these adjacent edge-out markets, we estimate that there are over one million additional access lines. Through CTSI, we believe that CTE has the opportunity to achieve strong revenue growth with only a relatively small penetration into these areas. Additionally, the Tier II and Tier III cities that lie in this adjacent edge-out geography are home to many small and medium-sized businesses and have comparatively little telecommunications competition. We believe that CTSI has several competitive advantages, including: (1) a dedicated direct sales force; (2) an effective and efficient provisioning system; (3) the ability to bundle services (local, all-distance telephone, vertical services, DSL and Internet); and (4) the simplicity of one bill.

  CTSI's marketing efforts are focused primarily on business customers and on the concept of success-based capital spending. CTSI is pursuing a strategy that includes targeting all business customers including businesses with as few as three to six lines. In its existing markets, CTSI has determined that these customers are particularly attractive to the extent that they are located in densely packed business districts. We believe that CTSI's services and rates provide an attractive alternative to the products traditionally provided by the incumbent LEC. We believe that focusing on the areas along which CTSI can run fiber optic cable and place cabinetized remote switches will enable CTSI to offer high-quality, personalized service to both larger businesses and under-marketed smaller businesses, while taking advantage of efficiencies in network construction and customer marketing.

  Although CTSI's initial customer focus is on business customers, it is also extending its service to certain specific, high-density, relatively affluent residential enclaves that are adjacent to its existing facilities. In these enclaves, CTSI is offering several bundled packages of local, all-distance telephone, vertical services, DSL and Internet.

  CTSI captures and retains customers primarily through direct sales, personalized customer care and by providing a full array of products and services. CTSI attracts and retains highly qualified sales personnel by offering them the opportunity (1) to market a comprehensive set of products and services and (2) through results-oriented compensation packages emphasizing sales commissions.

  CTSI has its own host switches in Harrisburg and in Wilkes-Barre, PA. CTSI serves the Lancaster/Reading/York market with remote switches connected by fiber to CTSI's Harrisburg host switch. The CTSI network is also 100% digitally switched and fiber rich with relatively short copper loops due to the greater population density of the areas it serves as compared to CT. The outside plant is relatively new, as the company is less than four years old. CTSI has approximately 1,080 fiber route miles (edge-out 693; expansion 387) and approximately 498 route miles (edge-out 455; expansion 43) of copper. Almost 100% of the outside plant is aerial and the copper is gel filled. The copper network is capable of providing DSL service.

  CTSI also uses sophisticated operating support systems: a mainframe service order, billing and collections system; DSET, a software solution that provides a gateway to electronically bond with the Bell Operating Companies for provisioning of unbundled network elements; Martens for the administration of inside and outside plant facilities; ACD (automated call distribution) software to monitor demand and forecast future call loads; and Access Care for trouble reporting and testing.

  As a result of the renewed focus on the edge-out markets, CTSI will focus on placing customers "on-net". By providing local exchange, local access and long-distance using its own facilities, CTSI expects to generate higher gross margins than could be obtained by leasing facilities from the incumbent LEC.

  Due to the 1996 Act, all LECs, including Verizon, the primary LEC in the service areas initially targeted by CTSI, are required to: (1) permit resale of their service; (2) provide number portability; (3) provide dialing parity; (4) provide access to their facilities; and (5) establish reciprocal compensation arrangements with other carriers for transporting and terminating each other's traffic. This enabling legislation permits CTSI to compete effectively with the larger LECs. CTSI has month to month interconnection and resale agreements with Verizon. The Company is in the process of securing new longer-term interconnection agreements. In addition, CTSI has a limited interconnection agreement with GTE Corporation. In the early stages of its development, CTSI used virtual collocation in order to speed deployment. In the expansion markets, CTSI was focused on using physical collocation and SCOPE (Secured Collocation Open Physical Environment) collocation arrangements. (Physical collocation means that CTSI leases space within Verizon's central office in which it operates equipment for interconnection with Verizon's network. Under SCOPE collocation arrangements, CTSI leases space in Verizon's central office, but shares common space with other CLECs. Under virtual collocation, the technical arrangements for interconnection are similar, but the equipment inside the Verizon office is maintained and operated by Verizon). As of December 31, 2000, CTSI had 53 virtual collocations (edge-out 45; expansion 8), 14 physical collocations (edge-out 1; expansion 13) and 46 SCOPE arrangements (edge-out 10; expansion 36).

 Regulation

  Telecommunications services provided by CTSI and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI's rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC's complaint jurisdiction, but are not otherwise reviewed or prescribed by the FCC. State regulatory commissions exercise jurisdiction over intrastate service (including basic local exchange service and in-state toll services). Although specific regulatory requirements and practices vary from state to state, CTSI's rates and services are generally subject to much less regulatory scrutiny than those of incumbent LECs. CTSI currently offers local services pursuant to tariffs filed with the Pennsylvania, Ohio, West Virginia and New York commissions, and has authority to offer such services in seven additional states. Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI's business, such as its use of rights-of-ways.

  The right of competitive local exchange carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers ("ISPs") was upheld by the PA PUC in its global resolution decision. This issue is the subject of continuing proceedings before the FCC and of proposed legislation in the United States Congress, and it is possible that CTSI's right to collect this revenue may be affected by these developments. During 2000, CTSI recorded approximately $4.0 million or 6.1% of its revenues for reciprocal compensation revenues associated with ISP traffic.

  As discussed, on September 30, 1999, the PA PUC entered its final order to resolve numerous competitive issues raised during its Global Settlement discussions. The PA PUC has initiated proceedings to establish rates for certain unbundled network elements and another to evaluate various collocation issues.

  In July 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. The United States Supreme Court has agreed to review this decision in its October 2001 term, and the FCC's pricing rules remain in effect pending the Supreme Court's decision. If the Court of Appeals decision is upheld by the Supreme Court, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the PA PUC and other state regulatory commissions, it is impossible to predict how this development may affect CTSI's costs.

  In recent months, AT&T has asserted that the non-dominant provider's terminating access rates are unreasonable, and have demanded a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. The FCC is also considering whether it should take steps to limit the access charges of non-dominant providers. Adverse decisions by the FCC or the courts could reduce CTSI's revenues from access charges; however, we are unable to predict the outcome at this time.

  As previously noted, CTSI is in the process of developing a market exit plan for the CLEC expansion markets in Pennsylvania, New York, West Virginia and Ohio. State regulatory commissions and FCC approvals must be secured prior to market exit. Additionally, interconnection agreements and tariffs will need to be cancelled or modified as appropriate.

 Competition

  The markets serviced by CTSI are extremely competitive. The services offered by CTSI in each market compete principally with the services offered by the incumbent LEC serving that area, primarily Verizon (formerly Bell Atlantic). Incumbent LECs have relationships with their customers, have the potential to subsidize services from their regulated service revenues and benefit from certain favorable state and federal regulations. The incumbent LECs are generally larger and better financed than CTSI. In light of the passage of the 1996 Act and concessions by some of the Regional Bell Operating Companies ("RBOCs"), federal and state regulatory initiatives will provide increased business opportunities to CLECs, but incumbent LECs may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent LECs are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers or charge CLECs significantly higher fees for interconnection to the incumbent LECs' networks, CTSI's competitive position would be adversely affected. For example, Verizon was granted authority pursuant to Section 271 of the 1996 Act to offer in-region long-distance services to its New York customers along with local services, allowing Verizon to offer more attractive service packages to compete with CTSI's offerings. Verizon is expected to seek similar authority in Pennsylvania later in 2001.

  CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. The edge-out markets served by CTSI are served by one or more CLECs including XO Communications, Inc., Adelphia Business Solutions, Choice One Communications and others. Competition from CLECs and other companies is expected to increase in the future.

Other Operations

 Commonwealth Communications

  CC provides telecommunication equipment and technical services and designs, installs and manages telephone systems for corporations, hospitals and universities located primarily in Pennsylvania, New Jersey and New York. CC also undertakes low-risk premises distribution systems projects (cabling projects) typically for hospitals and educational institutions.

 epixTM Internet Services

  epix, founded in 1994, is CTE's Internet service provider. epix primarily provides dial-up Internet access (over 48,500 customers at December 31, 2000) at a flat rate for residential users, and also provides dedicated access for business users and associated services such as web page hosting and design. epix provides a competitive Internet product to CT and CTSI customers and provides network support, technical support and customer service to Jack Flash, CTE's DSL product.

 Jack Flash(R)

  In the second half of 1999, CTE commenced offering its DSL product line operating under the trade name Jack Flash. The product is offered in certain of the on-net (defined as 100% on CTE's own network) areas throughout the existing CT and CTSI footprints and in selected off-net territories of CTSI. We estimate that the product is available to approximately 35% of CT customers and 75% of the on-net CTSI customers. Currently, over 86% of the installed DSL subscribers are in CT territory. The portion of the Jack Flash service that is offered in CT's franchise area is recorded in Other Operations. Jack Flash services within CTSI's territory are recorded in CTSI's results of operations.

CLD

  Since 1990, CTE's wholly-owned subsidiary, CLD, has conducted the business of providing long-distance telephone services. Through a wholesale agreement with RCN Long Distance Company, CLD provides long-distance services to CT's customers.

Relationship among CTE and RCN

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

 Transitional Services and Agreements

  On September 30, 1997, CTE (then called C-TEC Corporation) distributed the shares of its wholly-owned subsidiary, RCN Corporation, to C-TEC shareholders. RCN agreed to provide or cause to be provided to CTE certain specified services (management services) for a transitional period after the distribution. The total fee for 2000, 1999 and 1998 was approximately $2.0 million, $5.2 million and $7.0 million, respectively. During 1999, the majority of the transitional services were transferred to CTE from RCN. The transitional services remaining in 2000 included legal and Office of the Chairman. The transitional services remaining in 2001 include legal and Office of the Chairman. The fee for these services in 2001 is estimated to be $1.2 million.

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

Miscellaneous

  There exist relationships among CTE and RCN that may lead to conflicts of interest. Each of CTE and RCN is effectively controlled by Level 3 Telecom Holdings, Inc. In addition, an executive officer and the majority of the directors of CTE and RCN also hold offices at related companies. See "Item 10:
Directors and Executive Officers of the Registrant." The success of CTE may be affected by the degree of involvement of its officer and directors in managing both CTE and the operations of RCN. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

Employees

  CTE employed a total of 1,436 employees as of December 31, 2000.

  Approximately 35% of CTE's employees are covered under collective bargaining agreements. On February 21, 1999, Commonwealth Telephone Company bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2002. Also, in June

1999, the Commonwealth Communications bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until June 29, 2002.

Item 2. Properties

  The property of CTE consists principally of central office equipment, telephone lines, telephone instruments and related equipment, and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition for CT and CTSI operations. The properties of CT are subject to mortgage liens held by CoBank, ACB. CTE owns substantially all of its central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property. Locations on private land are governed by easements or other arrangements.

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

Item 4. Submission of Matters to a Vote of Security Holders
  None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act").

Executive Officers of the Registrant

Name                        Age Positions Held

David C. McCourt...........  44 Chairman of the Board of Directors and Director
                                of the Company since October 1993; Chairman,
                                Chief Executive Officer and Director of RCN since September 1997; Chief Executive Officer of the Company from October 1993 to November 1998; Director, Chairman and Chief Executive Officer of Cable Michigan, Inc. from September 30, 1997 to November 1998; President, Chief Executive Officer and Director of Level 3 Telecom Holdings, Inc.; Chairman, Chief Executive Officer and Director of Mercom, Inc. from October 1993 to November 1998; Director of MFS Communications Company, Inc. from July 1990 to December 1996; President and Director of Metropolitan Fiber Systems/McCourt, Inc.("MFS"), a subsidiary of MFS Telecom, Inc., from 1988 to 1997; Director of Cable Satellite Public Affairs Network ("C-SPAN") since June 1995; Director of WorldCom, Inc. from December 1996 to March 1998; and Director of Level 3 Communications, Inc., since August 1997.

Michael J. Mahoney.......... 50 Director, President and Chief Executive Officer
                                of the Company since July 2000; Director of the Company from June 1995 to October 1999; President and Chief Operating Officer of the Company from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN Corporation from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997; Director of Mercom from January 1994 to November 1998; Executive Vice President of the Company's Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.

Donald P. Cawley...........  42 Senior Vice President of the Company since June
                                2000; Chief Accounting Officer of the Company since May 1999; Vice President and Controller of the Company from September 1997 to June 2000; Vice President and Controller of Commonwealth Telephone Company from February 1996 to September 1997; and Controller of Commonwealth Telephone Company from March 1992 to February 1996.

James DePolo...............  56 Chief Operating Officer of the Company since
                                March 2000; Executive Vice President of the
                                Company and CT since 1997; Executive Vice
                                President of CTSI since July 1998; senior management positions at Metropolitan Fiber Systems, Inc. ("MFS") from 1994 to 1997, including Division President--MFS Intelenet, President--Realcom and Vice President of Sales and Operations--UUNet; senior management positions at Sprint Communications from 1985 to 1993, including Vice President and

                                General Manager--Alternate Channels, Vice
                                President of Marketing--Western Business Market Group, Vice President of Strategic Marketing, Vice President and General Manager--West Division and Vice President of Sales & Marketing--West Division; Director of Engineering, Marketing and Sales--West Division for Satellite Business Systems from 1983 to 1985.

Joseph Enis................  56 Senior Vice President of the Company since June
                                2000; Treasurer of the Company since December 1999; Vice President of the Company from December 1999 to June 2000; Treasurer of Frontier Corporation from June 1994 to December 1999; Treasurer of National Service Industries from June 1992 to May 1994; Treasurer of Cyclops Industries from March 1982 to May 1992; Vice President of Finance for Big Bud Tractors from November 1981 to February 1982; and Assistant Treasurer and Manager of Planning of J.I. Case Company from May 1975 to October 1981.

David N. Gustafson.......... 51 Senior Vice President of Engineering of the
                                Company since December 2000; Vice President and General Manager, Network and Operations, for CTSI from November 1999 to December 2000; Vice President of Operations for Commonwealth Telephone Company from October 1998 to November 1999; Senior Manager of Information Technology for MCI from March 1998 to October 1998; Director of Business Markets for MCI from November 1997 to March 1998; Director of Operations for Avantel from September 1995 to November 1997; Senior Manager of Operations for MCI from December 1985 to September 1995; Director of Operations for Satellite Business Systems from August 1984 to December 1985.

Kenneth E. Lee.............  40 Corporate Secretary of the Company since March
                                2001; Vice President and General Counsel of the Company since January 2001; Director of Administration and In-House Counsel of Gentex Corporation and Gentex Optics, Inc. from March 1995 to January 2001; Vice President of Administration and Business Development of BioFor, Inc. from April 1994 to March 1995; Member, Pennsylvania House of Representatives, 111th District, from January 1988 to December 1994; and Attorney at the law firm of Farr, Davis & Fitze in 1987 and 1988.

F. Andrew Logue............  58 Vice President of Human Resources of the Company
                                since August 2000; Corporate Vice President of Human Resources of National Service Industries from May 1993 to July 2000; Vice President of Human Resources of Lithonia Lighting from March 1987 to May 1993; Vice President of Human Resources of Health America Corporation from June 1985 to March 1987; Vice President of Human Resources--Hospital Company of American Hospital Supply Corporation from October 1980 to June 1985; Vice President of Human Resources-- American Hospital Supply Division of American Hospital Supply Corporation from June 1976 to October 1980; and Director of Personnel--Harleco Division of American Hospital Supply Corporation from April 1974 to June 1976.

Patricia A. Seidel.......... 32 Vice President of Marketing of the Company since
                                April 2000; Director of Marketing and

                                Sales for Commonwealth Telephone Company from April 1998 to April 2000; Marketing Manager, Residential and Business Markets, for Commonwealth Telephone Company from September 1995 to April 1998; Product Manager, Residential Services, for Commonwealth Telephone Company from October 1994 to September 1995; various management positions at the Company from June 1990 to October 1994.

David G. Weselcouch........  45 Senior Vice President of Investor Relations and
                                Corporate Communications of the Company since June 2000; Vice President of Investor Relations and Corporate Communications of the Company from March 1998 to June 2000; Director--Investor Relations of GTE Corporation from 1993 to 1998; Manager--Capital Markets Development and Administration of GTE Corporation from 1989 to 1993; Administrator--Financial Strategies of
                                GTE Corporation from 1988 to 1989.

Donald W. Wiles............  56 Senior Vice President and Chief Technology
                                Officer of the Company since June 2000; Vice
                                President of Engineering of the Company from May 1999 to June 2000; Senior Associate of Telecommunications Transportation of Booz-Allen & Hamilton from 1994 to 1999; Vice President of Engineering of Sokol America from 1993 to 1994; President and Chief Operating Officer of Systems Technology Associates from 1992 to 1993; Vice President and General Manager--Saudi Arabia Branch Office of Contel/GTE Federal Systems from 1987 to 1991; Chief Engineer/General Manager of Engineering of System Development Corporation/Unisys from 1984 to 1987; Director of Marketing of Intelect, Inc. from 1983 to 1984; and Director of Engineering/Marketing of Stromberg-Carlson Corporation from 1976 to 1983.

Gary Zingaretti............  36 Vice President of Industry Relations of the
                                Company since September 1997; Vice President-- Regulatory of ICORE, Inc., a telecommunications consulting firm from August 1996 to September 1997; and Manager of Revenue of the Company from February 1992 to August 1996.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

  The Company's Common Stock is traded on the NASDAQ National Market (Symbol:CTCO); the Company's Class B Common Stock is traded on the NASDAQ SmallCap Market (Symbol:CTCOB).

  There were approximately 1,635 holders of the Company's Common Stock and 316 holders of the Company's Class B Common Stock on February 28, 2001, based on the records of our transfer agent. The Company has maintained a no cash dividend policy since 1989. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part IV Item 14(a)(1) of this Form 10-K.

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

  Additional information regarding the interest rate swap agreements is contained in Note 15 "Off Balance Sheet Risk and Concentration of Credit Risk" of the Consolidated Financial Statements included in Part IV Item 14(a)(1) of this report.

Item 8. Financial Statements and Supplementary Data

  The Consolidated Financial Statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  During the two years preceding December 31, 2000, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required under Item 10 of Part III with respect to the Directors of the Registrant is set forth in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is hereby specifically incorporated herein by reference thereto.

  The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

Item 11. Executive Compensation

  The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under Item 12 of Part III is included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

  The information required under Item 13 of Part III is included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K

Item 14. (a)(1) Financial Statements

  Management's Discussion and Analysis of Financial Condition and Results
   of Operations
  Selected Financial Data
  Consolidated Statements of Operations for Years Ended December 31, 2000,
   1999 and 1998
  Consolidated Balance Sheets--December 31, 2000 and 1999
  Consolidated Statements of Cash Flows for Years Ended December 31, 2000,
   1999 and 1998
  Consolidated Statements of Changes in Common Shareholders' Equity for
   Years Ended December 31, 2000, 1999 and 1998
  Notes to Consolidated Financial Statements
  Report of Independent Accountants
  Report of Management

Item 14. (a)(2) Financial Statement Schedules

 Description

  Condensed Financial Information of the Registrant for the Years Ended December 31, 2000, 1999 and 1998 (Schedule I)

  Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998 (Schedule II)

  All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required.

Item 14. (a)(3) Exhibits

  Exhibits marked with an asterisk are filed herewith. The remaining exhibits have been filed with the Commission and are incorporated herein by reference.

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

    (c) Amendment of Articles of Incorporation dated October 1, 1997 is herein incorporated by reference to the Company's Annual Report on Form 10- K for the year ended December 31, 1997, (Commission File No. 0-11053).

    (d) Amendment of Articles of Incorporation dated October 8, 1997 is herein incorporated by reference to the Company's Annual Report on Form 10- K for the year ended December 31, 1997, (Commission File No. 0-11053).

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

  * (e) Line of Credit Amendment dated as of September 15, 2000 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB.

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

    (i) 1997 Non-Management Directors' Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (Commission File No. 0-11053).

    (j) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

    (k) 1997 Non-Management Directors' Stock Compensation Plan effective February 12, 1997, as amended and restated, is incorporated herein by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 2000, (Commission File No. 0-11053).

    (l) Letter Agreement dated September 19, 2000 regarding termination of employment and services as a Director by and between Commonwealth Telephone Enterprises, Inc. and Michael I. Gottdenker is incorporated herein by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 2000, (Commission File No. 0-11053).

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

Item 14. (b) Report on Form 8-K

    Text of a press release dated December 6, 2000 filed with the Securities and Exchange Commission on December 7, 2000 announcing the restructuring of the Company's CTSI, Inc. subsidiary.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Commonwealth Telephone Enterprises, Inc.


Date: March 27, 2001

                                          /s/ Donald P. Cawley
                                   By: ---------------------------------
                                              Donald P. Cawley
                                          Senior Vice President and
                                          Chief Accounting Officer

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

              Signature                          Title                Date
              ---------                          -----                ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ Michael J. Mahoney                                           March 27, 2001
--------------------------------------
Michael J. Mahoney, President and Chief
Executive Officer, principal executive officer

/s/ Donald P. Cawley                                             March 27, 2001
--------------------------------------
Donald P. Cawley, Senior Vice President and
Chief Accounting Officer, principal financial
officer, principal accounting officer

DIRECTORS:

/s/ David C. McCourt                                             March 27, 2001
--------------------------------------
David C. McCourt

/s/ Michael J. Mahoney                                           March 27, 2001
--------------------------------------
Michael J. Mahoney

/s/ Michael A. Adams                                             March 27, 2001
--------------------------------------
Michael A. Adams

/s/ James Q. Crowe                                               March 27, 2001
--------------------------------------
James Q. Crowe

/s/ Stuart E. Graham                                             March 27, 2001
--------------------------------------
Stuart E. Graham

 /s/ Frank M. Henry                                              March 27, 2001
--------------------------------------
Frank M. Henry

/s/ Richard R. Jaros                                             March 27, 2001
--------------------------------------
Richard R. Jaros

/s/ Daniel E. Knowles                                            March 27, 2001
--------------------------------------
Daniel E. Knowles

/s/ David C. Mitchell                                            March 27, 2001
--------------------------------------
David C. Mitchell

/s/ Eugene Roth                                                  March 27, 2001
--------------------------------------
Eugene Roth

/s/ Walter Scott, Jr.                                            March 27, 2001
--------------------------------------
Walter Scott, Jr.

/s/ Timothy J. Stoklosa                                          March 27, 2001
--------------------------------------
Timothy J. Stoklosa

/s/ John J. Whyte                                                March 27, 2001
--------------------------------------
John J. Whyte

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Thousands, Except Per Share Data)

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report is forward-looking, such as information relating to the effects of future regulation and competition and statements made as to plans to develop markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Commonwealth Telephone Enterprises, Inc. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate markets and the related cost of that effort, economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments and changes in the competitive environment in which the Company operates.

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

  Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") consists of Commonwealth Telephone Company ("CT"), the nation's eighth largest independent incumbent local exchange carrier; CTSI, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC"); and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix(TM) Internet Services ("epix"); the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

  2000 was a year of transition, as we redirected CTSI from an expansion mode to a strategy aimed at focusing on the three "edge-out" markets adjacent to CT's rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/ Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. CTSI will exit the five non-"edge-out" expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the past two years. We believe that this shift in strategic direction will permit CTSI to improve its near-term cash flow and profitability and to reduce capital requirements.

  Related to this strategy, CTE recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after tax), or ($2.79) per common share (including effects of anti-dilutive options). For additional information, see
Note 4 to the Consolidated Financial Statements.

Overview 2000 vs 1999

  For the year ended December 31, 2000, CTE's consolidated sales increased 11.6% and were $291,049 and $260,892 for the years ended December 31, 2000 and 1999, respectively. Higher sales at CT of $12,910 and CTSI of $23,072 contributed to the increase. Operating income decreased $112,784 primarily as a result of the restructuring charge of $99,713 and an increase in costs and expenses of $33,540 and depreciation expense of $12,922. This decrease in operating income was partially offset by the sales increase and a reduction in management fees of $3,234. Net income decreased by $77,421 primarily due to the decrease in operating income and an increase in interest expense of $6,572, partially offset by a decrease in income taxes of $40,606. Net loss to common shareholders was ($55,449) or ($2.46) per diluted average common share and $21,972 or $0.95 per diluted average common share for the years ended December 31, 2000 and 1999, respectively.

Overview 1999 vs 1998

  For the year ended December 31, 1999, CTE's consolidated sales increased 15.6% and were $260,892 and $225,734 for the years ended December 31, 1999 and

1998, respectively. Higher sales at CT of $14,047, CTSI of $20,247 and Other of $864 contributed to the increase. Operating income increased $5,534 as a result of the increased sales, partially offset by an increase in costs and expenses of $23,282 and depreciation expense of $8,124. A reduction in management fees of $1,782 also contributed to the increase in operating income. Net income increased $1,517 or 7.4% primarily due to the increase in operating income, partially offset by an increase in interest expense of $1,685 and income taxes of $2,016. Net income to common shareholders was $21,972 or $0.95 per diluted average common share and $8,090 or $0.36 per diluted average common share for the years ended December 31, 1999 and 1998, respectively. Net income to common shareholders for the year ended December 31, 1998 includes preferred dividend and accretion requirements of ($4,249) or ($0.19) per diluted average common share that did not recur in 1999. Net income to common shareholders for the year ended December 31, 1998 also includes a charge representing the acceleration of preferred stock accretion plus accrued dividends pursuant to a settlement agreement between the Company and the Yee Family Trusts dated February 8, 1999 in the amount of ($8,116) or ($0.36) per diluted average common share. See Note 9 to the Consolidated Financial Statements.

  Selected data by business segment was as follows:

                                                      For the Years Ended
                                                          December 31,
                                                  -----------------------------
                                                     2000      1999      1998
Sales:                                            ---------  --------  --------

CT..............................................   $182,223  $169,313  $155,266
CTSI - edge-out.................................     53,143    37,583    21,736
CTSI - expansion................................     12,413     4,901       501
                                                  ---------  --------  --------
 Total CTSI.....................................     65,556    42,484    22,237
                                                  ---------  --------  --------
Other...........................................     43,270    49,095    48,231
                                                  ---------  --------  --------
Total...........................................   $291,049  $260,892  $225,734
                                                  =========  ========  ========

                                                      For the Years Ended
                                                          December 31,
                                                  -----------------------------
                                                     2000      1999      1998
Operating income (loss):                          ---------  --------  --------

CT..............................................  $  73,021  $ 66,664  $ 59,083
Total CTSI......................................   (129,614)  (16,652)  (13,976)
Other...........................................     (6,427)     (248)     (877)
                                                  ---------  --------  --------
Total...........................................  $ (63,020) $ 49,764  $ 44,230
                                                  =========  ========  ========


Adjusted EBITDA (Earnings before interest, taxes, restructuring charge, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
CT .......................................   $ 110,049   $  99,717    $  88,785
CTSI - edge-out ..........................       2,814      (1,568)      (6,508)
CTSI - expansion .........................     (16,168)     (5,980)      (2,595)
                                             ---------   ---------    ---------
 Total CTSI ..............................     (13,354)     (7,548)      (9,103)
                                             ---------   ---------    ---------
Other ....................................      (1,574)      3,101        1,930
                                             ---------   ---------    ---------
Total ....................................   $  95,121   $  95,270    $  81,612
                                             =========   =========    =========

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

                                                         December 31,
                                              ----------------------------------
                                                2000         1999         1998
                                               -------      -------      -------
CT access lines..........................      315,669      296,689      276,644
                                               -------      -------      -------
CTSI edge-out access lines...............       97,174       73,739       41,004
CTSI expansion access lines..............       25,373       10,809        2,418
                                               -------      -------      -------
 Total CTSI access lines.................      122,547       84,548       43,422

2000 vs 1999

  Sales--Sales primarily include telephone access, local service, toll, vertical service revenues (primarily Caller ID, Custom Calling and Voice Mail) and also include telecommunications design and Internet access revenues.

  Total sales were $291,049 and $260,892 for the years ended December 31, 2000 and 1999, respectively. The increase of $30,157 or 11.6% is due to higher sales at CT of $12,910 and CTSI of $23,072, partially offset by a decrease in Other of $5,825. The 7.6% increase in sales at CT is primarily attributable to increases in access revenue of $9,870 and local service revenue of $3,810. The increase in access revenue is primarily due to increased state access revenue of $6,365 resulting from an increase in IntraLATA minutes. Interstate access revenue increased $3,500 as a result of increased minutes. The increase in local and access revenue is primarily the result of an increase in access lines of 18,980 or 6.4%. The increase in CT's access lines is due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 27.6% in 1999 to 35.2% in 2000. In addition, vertical service revenue increased 22.1% primarily as a result of Caller ID and Custom Calling features. Toll revenue decreased $1,331 primarily as a result of a loss of market share due to customers selecting alternate service providers with lower rate offerings. CTSI sales were $65,556 (edge-out $53,143; expansion $12,413) and $42,484 (edge-out $37,583; expansion $4,901) for the years ended December 31, 2000 and 1999, respectively. This increase of $23,072 (edge-out $15,560; expansion $7,512) in local service, access, long-distance business revenues and residential revenues is principally a result of CTSI's continued penetration in the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets, the original three edge-out CLEC markets. These markets are immediately adjacent to CT, and can best leverage certain infrastructure and resources. On December 6, 2000, CTE announced that CTSI would (subject to regulatory approvals) exit the five expansion markets launched over the past two years. At December 31, 2000, CTSI had 122,547 installed access lines as compared to 84,548 at December 31, 1999. At December 31, 2000, 97,174 or over 79% of installed access lines are located in the edge-out markets. CC sales decreased $5,893 or 22.4% primarily due to decreases in non-recurring Premises Distribution Systems and Business System sales. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. epix sales increased $1,633 or 13.4% versus 1999 due to an increase in dial-up customers from 45,168 at December 31, 1999 to 48,761 at December 31, 2000. In the second half of 1999, the Company commenced offering its DSL product line, Jack Flash. At December 31, 2000, Jack Flash had a total of 4,002 installed DSL subscribers. CLD sales declined $2,211 or 21.0% as a result of customers switching to alternate long-distance service providers due to CLD's above-average long-distance rates, a trend the Company expects to continue.

  Costs and expenses, excluding management fees, restructuring charge and depreciation and amortization ("costs and expenses")--Costs and expenses primarily include access charges and other direct costs of sales, payroll and related benefits, advertising, software and information system services (MIS) and general and administrative expenses.

  Total costs and expenses were $193,928 and $160,388 for the years ended December 31, 2000 and 1999, respectively. The increase of $33,540 or 20.9% is primarily due to increased costs and expenses of CTSI of $29,341 (edge-out $11,625; expansion $17,716). The increase is due to increased costs associated with the continued penetration in the three edge-out markets and developing the expansion markets. These costs and expenses represent employee-related costs associated with sales, operation and support staffs, building rental expense, leased loop charges, long-distance expense and terminating access from independent local exchange carriers. CT's costs and expenses increased $4,798 or 7.3% as a result of an increase in payroll and benefits resulting from annual salary increases, performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase are higher operating tax expense due to increases in income, higher costs associated with increased penetrations of vertical services, particularly Caller ID, and higher rates for pole attachments, partially offset by lower costs associated with reduced toll revenue. Also contributing to the increase are $1,743 of expenses associated with the separation of CTE's former president and chief executive officer. CC costs and expenses were $19,065 and $24,048 for the years ended December 31, 2000 and 1999, respectively. The decrease of $4,983 is the result of decreased costs associated with a decrease in sales. epix costs and expenses, primarily payroll and benefits, transport and network costs, increased $1,152 or 10.8% as a result of increased sales. Costs and expenses related to Jack Flash were $1,689 in 2000 as compared to $632 in 1999, resulting from an increase in installed subscribers and marketing expenses associated with the launching of this product. CLD costs and expenses decreased $1,300 or 14.7% due primarily to the decrease in sales.

  Management fees--Management fees were $2,000 and $5,234 for the years ended December 31, 2000 and 1999, respectively. The decrease of $3,234, or 61.8%, is due to the transition of certain services to CTE in 2000.

  Adjusted EBITDA (Earnings before interest, taxes, restructuring charge, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)--Adjusted EBITDA was $95,121 and $95,270 for the years ended December 31, 2000 and 1999, respectively. The decrease of $149 or .2% is primarily due to higher costs and expenses of CTSI expansion markets of $17,716.

  Depreciation and amortization--Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $58,428 and $45,506 for the years ended December 31, 2000 and December 31, 1999, respectively. The increase is due primarily to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 1999 and 2000.

  Restructuring charge--In December 2000, CTE announced that it would exit CTSI's five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the past two years. Related to this, CTE recorded a restructuring charge of $99,713 ($64,813 after tax). The restructuring charge includes employee termination benefits ($2,628), contract terminations ($15,294), asset write-down and disposition costs ($78,291) and costs associated with investment advisory and other fees ($3,500). As of December 31, 2000, $1,883 has been charged against the reserve. See Note 4 to the Consolidated Financial Statements for additional information.

  Interest expense--Interest expense includes interest on CT's mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) ("CoBank"), interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $75,000 of its debt to hedge against interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Interest expense was $20,971 for the year ended December 31, 2000 as compared to $14,399 for the year ended December 31, 1999. The increase of $6,572 is due to increased additional net borrowings in 2000 of $81,000 on CTE's credit facility which was used primarily to fund CTSI's expansion markets, partially offset by a decline in interest on the mortgage note payable to CoBank due to scheduled principal payments totaling $9,010 during 2000.

  Income taxes--The Company's effective tax rates were 28.7% and 45.4% for the years ended December 31, 2000 and 1999, respectively. For an analysis of the change in income taxes, see Note 12 to the Consolidated Financial Statements.

1999 vs 1998

  Sales--Total sales were $260,892 and $225,734 for the years ended December 31, 1999 and 1998, respectively. The increase of $35,158 or 15.6% is due to higher sales at CT of $14,047, CTSI of $20,247 (edge-out $15,847; expansion $4,400) and Other of $864. The 9.0% increase in sales of CT is primarily attributable to increases in access revenue of $9,250 and local service revenue of $2,365. The increase in access revenue is primarily due to increased state access revenue of $4,882 resulting from an increase in IntraLATA minutes. Interstate access revenue increased $3,656 as a result of the increased minutes, partially offset by a decline in the rate per minute. Interstate access revenue also includes the favorable impact of National Exchange Carrier Association ("NECA") settlements of $1,443. The increase in local and access revenue is primarily the result of an increase in access lines of 20,045 or 7.2%. The increase in CT's access lines is due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 20.7% in 1998 to 27.6% in 1999. In addition, vertical service revenue increased 33.6% as a result of CT's successful Caller ID sales campaign. CTSI sales were $42,484 and $22,237 for the years ended December 31, 1999 and 1998, respectively. This increase of $20,247 in local service, access, long-distance business revenues and residential revenues is primarily a result of CTSI's continued penetration in the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. In addition, the discontinued expansion markets contributed $4,400 to this increase. At December 31, 1999, CTSI had 84,548 (edge-out 73,739; expansion 10,809) installed access lines as compared to 43,422 (edge-out 41,004; expansion 2,418) at December 31, 1998. CC sales increased $1,013 or 4.0% primarily due to increases in non-recurring Data Communications and Business System sales. epix sales increased $2,904 or 31.4% versus 1998 due to an increase in dial-up customers from 36,313 at December 31, 1998 to 45,168 at December 31, 1999. The increase in customers is the result of customer requests for dial-up and dedicated Internet access, website development and web hosting services. CLD sales declined $3,115 or 22.8% as a result of customers switching to alternate long-distance service providers due to CLD's above average long-distance rates.

  Costs and expenses, excluding management fees and depreciation and amortization ("costs and expenses")-- Total costs and expenses were $160,388 and $137,106 for the years ended December 31, 1999 and 1998, respectively. The increase of $23,282 is primarily due to increased costs and expenses of CTSI of $18,599. The increase is due to increased costs associated with the penetration in CTSI edge-out ($10,823) and CTSI expansion ($7,776) markets. These costs and expenses represent employee-related costs associated with sales, operation and support staffs, building rental expense, leased loop charges, long-distance expense and terminating access from independent local exchange carriers. CT's costs and expenses increased $4,517 or 7.3% as a result of an increase in payroll and benefits resulting from annual salary increases, new customer service and outside technician positions (due to customer demand for new services, i.e. vertical services and access lines) and performance-based incentive payouts. Also contributing to the increase were MIS expenses for customer account processing and advertising costs associated with the second quarter 1999 Caller ID sales campaign. CC costs and expenses were $24,048 and $24,191 for the years ended December 31, 1999 and 1998, respectively. The decrease of $143 is the result of a second quarter 1999 vendor credit of $402, partially offset by increased costs associated with increased sales. epix costs and expenses, primarily payroll and benefits, transport and network costs, increased $2,008 or 23.1% as a result of increased sales. Costs and expenses related to Jack Flash were $632 in 1999. CLD costs and expenses decreased $2,437 or 21.6% due primarily to the decrease in sales.

  Management fees--Management fees were $5,234 and $7,016 for the years ended December 31, 1999 and 1998, respectively. The decrease of $1,782 is due to the transition of certain services to the Company in 1999.

  Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)--Adjusted EBITDA was $95,270 and $81,612 for the years ended December 31, 1999 and 1998, respectively. The increase of $13,658 or 16.7% is primarily due to higher sales of CT and CTSI and a reduction in management fees, partially offset by higher costs and expenses of CT and CTSI.

  Depreciation and amortization--Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $45,506 for the year ended December 31, 1999 as compared to $37,382 for the year ended December 31, 1998. The increase is due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 1998 and 1999.

  Interest expense--Interest expense includes interest on CT's mortgage note payable to CoBank, interest on CTE's revolving credit facility and amortization of debt issuance costs. The Company used interest rate swaps on $189,000 to hedge against interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense. Interest expense was $14,399 and $12,714 for the years ended December 31, 1999 and 1998, respectively. The increase of $1,685 is due to increased interest expense resulting from the February 1999 $52,500 borrowing on the credit facility associated with the preferred stock redemption and additional net borrowings in 1999 of $28,000 primarily to fund CTSI's expansion. This increase was partially offset by a reduction in interest expense due to a reduction in outstanding debt as a result of the proceeds from the October 1998 Common Stock Rights Offering. Interest on the mortgage note payable to CoBank declined due to scheduled principal payments totaling $9,010 during 1999.

  Income taxes--The Company's effective tax rates were 45.4% and 44.3% for the years ended December 31, 1999 and 1998, respectively. For an analysis of the change in income taxes, see Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------

Cash and temporary cash investments.......................  $ 37,046  $ 21,183
Working capital (deficit).................................  $(32,987) $(39,109)
Long-term debt (including current maturities).............  $269,329  $197,338


  Cash and temporary cash investments were $37,046 at December 31, 2000 as compared to $21,183 at December 31, 1999. The Company's working capital ratio was .79 to 1 at December 31, 2000 as compared to .70 to 1 at December 31, 1999. The decrease in our working capital deficit is primarily due to increases in liquidity provided by operations and long-term financing, offset by capital expenditures and restructuring charges.

  In June 1999, the Company amended and restated the provisions of its $125,000 unsecured revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity date of the credit facility to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. During 1999, CTE had borrowings, net of repayments, of $38,000 against the credit facility primarily to fund CTSI. During 2000, CTE incurred net borrowings in the amount of $81,000 to fund CTSI.

  CT maintains an unsecured, 364-day revolving line of credit agreement with CoBank to provide $30,000 of borrowing capacity. The aggregate amount outstanding on this commitment was $30,000 at December 31, 2000 and 1999, respectively. The Company is currently in the process of acquiring a similar arrangement for up to $35,000 in additional financing. In addition, the Company is also arranging for additional interest rate swap agreements for up to $80,000.

  The Company expects to have adequate resources to meet its short-term obligations and development plans for the CTSI edge-out markets and customer demand for additional capacity and service. Management expects that the restructuring of CTSI will reduce CTSI's demand for capital and significantly improve CTE's overall cash flow. In addition to cash generated from operations and existing credit facilities, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development plans and expenditures.

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

Legislative and Regulatory Developments

  Under our alternative regulation plan with the Pennsylvania Public Utility Commission ("PUC") approved in 1997, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to rebalance rates to compensate for changes in revenues and/or expenses due to such exogenous events.

  Prices for CT's interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 29.7% of its telephone service revenues, are regulated by the Federal Communications Commission ("FCC") based on the "average schedule" formulas proposed by the National Exchange Carrier Association. In September 2000, the Multi-Association Group (MAG), consisting of the National Rural Telecom Association, National Cooperative Association, Organization for the Promotion and Advancement of Small Telecommunications Companies and United States Telecom Association, filed a petition with the FCC proposing a reform of the interstate access charge structure for small telephone companies. If approved, the MAG proposal would allow companies such as CT to convert to a form of incentive regulation similar in some respects to CT's existing alternative regulation plan in Pennsylvania. The FCC has solicited comments on the proposal, but we are unable to predict the outcome at this time.

  CTSI's prices are also subject to regulation by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT. CTSI's costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services.

  In its so-called "global resolution" decision on September 30, 1999, the PUC entered a final order to resolve numerous competitive issues raised during global settlement discussions that numerous parties, including incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"), participated in.

  As an outgrowth of the global resolution decision, the PUC has initiated a proceeding to establish rates for certain unbundled network elements. The PUC will establish prices for unbundled loops needed to provide DSL services, and for line sharing, dark fiber and subloops. The PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of certain network elements. In addition, the PUC has opened a proceeding to evaluate various collocation issues.

  The right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers ("ISPs") was upheld by the PUC in its global resolution decision. This issue is the subject of continuing proceedings before the FCC and of proposed legislation in the United States Congress, and it is possible that CTSI's right to collect this revenue may be affected by these developments. During 2000, CTSI recorded approximately $4,026 or 6.1% of its revenues for reciprocal compensation revenues associated with ISP traffic.

  In April 2000, the United States Court of Appeals for the District of Columbia Circuit upheld a decision of the FCC eliminating the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate long-distance services. The FCC then announced that it will enforce the de-tariffing of long-distance services after a transition period ending January 31, 2001, which has recently been extended to July 31, 2001. Non-dominant long-distance providers, including CLD, will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. Consequently, we will need to establish service contracts with our customers, which could result in an increase in administrative expenses, which we believe will not be material.

  In July 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. The United States Supreme Court has agreed to review this decision in its October 2001 term, and the FCC's pricing rules remain in effect pending the Supreme Court's decision. If the decision is upheld, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the PUC and other state regulatory commissions, it is impossible to predict how this development may affect CTSI's costs.

  In recent months, AT&T has asserted that the non-dominant provider's terminating access rates are unreasonable, and have demanded a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. The FCC is also considering whether it should take steps to limit the access charges of non-dominant providers. Adverse decisions by the FCC or the courts could reduce CTSI's revenues from access charges; however, we are unable to predict the outcome at this time.

  As previously noted, CTSI is in the process of developing a market exit plan for the CLEC expansion markets in Pennsylvania, New York, West Virginia and Ohio. State PUC and FCC approval must be secured prior to market exit. Additionally, interconnection agreements and tariffs will need to be cancelled or modified as appropriate.

  No assurances can be given as to what future actions Congress, the FCC or other regulatory authorities may take and the effects thereof on the Company and its results of operations.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings (for hedges of changes in fair value) or in other comprehensive income (loss) (for hedges of changes in cash flows). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Effective January 1, 2001, we will adopt SFAS 133. We do not expect that the adoption of SFAS 133 will have a material impact on our results of operations or financial position.

  In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of direct incremental service installation costs. The Company has applied the revenue and expense recognition criteria established in SAB 101 effective January 1, 2000.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                (Thousands of Dollars, Except Per Share Amounts)
                        For the Years Ended December 31,


                                    2000     1999     1998     1997     1996
                                  -------- -------- -------- -------- --------

Sales............................ $291,049 $260,892 $225,734 $196,596 $186,506
Net (loss) income................  (55,449)  21,972   20,455   22,184   25,869
Diluted earnings per average
 common share....................    (2.46)    0.95     0.36     0.80     0.99
Dividends per share..............       --       --       --       --       --
Total assets.....................  582,844  531,716  432,942  373,667  627,653
Long-term debt, net of current
 maturities......................  260,319  188,328  116,838  167,347  101,356
Redeemable preferred stock*......       --       --   52,000   42,517   40,867


* See Note 9 Redeemable Preferred Stock in the accompanying notes to the Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years Ended December 31,
                                              ---------------------------------------
                                                 2000           1999          1998
                                              ----------     ----------    ----------
                                                     (Thousands of Dollars,
                                                   Except Per Share Amounts)

Sales......................................  $   291,049    $   260,892   $    225,734
                                              ----------     ----------    -----------
Costs and expenses, excluding management
 fees, restructuring charge and
 depreciation and amortization.............      193,928        160,388        137,106
Management fees............................        2,000          5,234          7,016
Depreciation and amortization..............       58,428         45,506         37,382
Restructuring charge (see Note 4)..........       99,713             --             --
                                              ----------     ----------    -----------
Operating (loss) income....................      (63,020)        49,764         44,230
Interest and dividend income...............        3,607          2,642          3,197
Interest expense...........................      (20,971)       (14,399)       (12,714)
Other income, net..........................          589            413            200
                                              ----------     ----------    -----------
(Loss) income before income taxes..........      (79,795)        38,420         34,913
(Benefit) provision for income taxes.......      (22,326)        18,280         16,264
                                              ----------     ----------    -----------
(Loss) income before equity in
 unconsolidated entities...................      (57,469)        20,140         18,649
Equity in income of unconsolidated
 entities..................................        2,020          1,832          1,806
                                              ----------     ----------    -----------
Net (loss) income .........................      (55,449)        21,972         20,455
Preferred stock dividend and accretion
 requirements..............................           --             --         12,365
                                              ----------     ----------    -----------
Net (loss) income to common shareholders...  $   (55,449)   $    21,972   $      8,090
                                              ==========     ==========    ===========


Basic earnings per average common share:

  Net (loss) income to common shareholders.  $     (2.46)   $      0.99   $       0.37

  Average common shares outstanding........   22,541,138     22,114,243     22,058,101

Diluted earnings per average common share:

  Net (loss) income to common shareholders.  $     (2.46)   $      0.95   $       0.36

  Average common shares and common stock
   equivalents outstanding.................   22,541,138     23,057,576     22,664,264

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                 December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                          ASSETS

 Current assets

  Cash and temporary cash investments........................ $ 37,046 $ 21,183
  Accounts and notes receivable, net of reserve for doubtful
   accounts of $2,525 in 2000 and $1,884 in 1999.............   32,822   28,188
  Income taxes receivable....................................    6,086      536
  Accounts receivable from related parties...................      491      583
  Unbilled revenues..........................................   16,033   14,333
  Material and supply inventory, at average cost.............   11,265   10,932
  Prepayments and other......................................    7,078    5,771
  Deferred income taxes......................................   16,126   10,769
                                                              -------- --------
  Total current assets.......................................  126,947   92,295
                                                              -------- --------
Property, plant and equipment, net of accumulated
 depreciation of $331,128 in 2000 and $280,948 in 1999.......  426,122  420,639
Investments..................................................    9,367    9,124
Other assets.................................................   20,408    9,658
                                                              -------- --------
Total assets................................................. $582,844 $531,716
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Current maturities of long-term debt....................... $  9,010 $  9,010
  Accounts payable...........................................   39,072   42,049
  Notes payable..............................................   30,000   30,000
  Advance billings and customer deposits.....................    5,162    4,504
  Accounts payable to related parties........................      780      524
  Accrued interest...........................................    4,587    2,239
  Accrued restructuring expenses.............................   21,825       --
  Accrued expenses...........................................   49,498   43,078
                                                              -------- --------
  Total current liabilities..................................  159,934  131,404
                                                              -------- --------
Long-term debt...............................................  260,319  188,328
Deferred income taxes........................................   26,643   48,886
Other liabilities............................................   22,665   12,666
                                                              -------- --------
Commitments and contingencies (see Note 13)
Common shareholders' equity..................................  113,283  150,432
                                                              -------- --------
Total liabilities and shareholders' equity................... $582,844 $531,716
                                                              ======== ========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)

                                                        For the Years Ended December 31,
                                                      ------------------------------------
                                                         2000          1999        1998
                                                      -----------  ----------   ----------
Cash flows from operating activities:
  Net (loss) income................................    $ (55,449)   $  21,972    $  20,455
  Depreciation and amortization....................       58,428       45,506       37,382
  Deferred income taxes and investment tax
   credits, net....................................      (27,600)       1,839         (638)
  Provision for loss on accounts receivable........          641           (1)         787
  Equity in income of unconsolidated entities......       (2,020)      (1,832)      (1,806)
  Other non-cash items.............................        8,026        3,254          772
  Asset impairment charges-restructuring...........       76,005           --           --
  Net change in certain assets and liabilities:
  Accrued expenses-restructuring...................       21,825           --           --
  Accounts receivable and unbilled revenues........       (6,975)      (5,192)      (3,276)
  Accounts receivable/payable related parties......          348        2,211       (6,471)
  Income taxes and interest receivable.............       (7,459)      (1,397)         (21)
  Material and supply inventory....................       (2,344)         465       (3,397)
  Accounts payable.................................       (2,977)       7,957        9,354
  Accrued expenses, interest and taxes.............        8,768        8,959        6,020
  Other, net.......................................        1,244       (3,159)       4,982
  Other............................................       (1,557)          19          872
                                                       ---------    ---------    ---------
      Net cash provided by operating activities....       68,904       80,601       65,015
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment.......     (136,994)    (127,324)     (87,897)
  Other............................................          884        1,718        1,114
                                                       ---------    ---------    ---------
      Net cash used in investing activities........     (136,110)    (125,606)     (86,783)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Redemption of long-term debt.....................      (19,009)     (19,010)     (86,010)
  Redemption of short-term debt....................      (30,000)          --           --
  Proceeds from the issuance of common stock.......       11,078        1,798          693
  Net proceeds of common stock rights offering.....           --           --       77,418
  Proceeds from issuance of long-term debt.........       91,000       90,500       35,500
  Proceeds from issuance of short-term debt........       30,000       30,000           --
  Preferred dividends..............................           --         (650)      (2,882)
  Preferred stock redemption.......................           --      (52,000)          --
  Payment made for debt issuance costs.............           --       (1,418)          --
                                                       ---------    ---------    ---------
      Net cash provided by financing activities....       83,069       49,220       24,719
                                                       ---------    ---------    ---------
Net increase in cash and
   temporary cash investments......................    $  15,863    $   4,215    $   2,951
Cash and temporary cash investments at
   beginning of year...............................    $  21,183    $  16,968    $  14,017
                                                       ---------    ---------    ---------
Cash and temporary cash investments at
   end of year.....................................    $  37,046    $  21,183    $  16,968
                                                       =========    =========    =========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------- ------- --------

  Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

  Interest........................................... $19,861  $12,851  $12,005
  Income taxes....................................... $11,965  $18,018  $15,911


  Accretion in the carrying value of redeemable preferred stock charged to retained earnings for the year ended December 31, 1998 was $9,483, of which $7,834 was a result of the redemption of the Preferred Stock Series A and Preferred Stock Series B. This charge represents an acceleration of the accretion that would have been recognized over the remaining term of the preferred stock.

         See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999 and 1998
                            (Thousands of Dollars)

                                                          Additional                  Retained                    Total
                                   Common      Class B      Paid-in     Deferred      Earnings    Treasury    Shareholders'
                                  Par Value   Par Value     Capital   Compensation    (Deficit)     Stock         Equity
                                  ---------   ---------    --------   ------------    ---------  -----------  ------------
Balance, December 31,
 1997...........................    $15,887      $6,490     $151,041      $    --      $  3,750    $(139,237)     $37,931
 Net income.....................                                                         20,455                    20,455
 Preferred dividends............                                                         (2,882)                   (2,882)
 Conversions....................        245        (245)                                                               --
 Common stock rights
  offering......................      3,679                   73,739                                               77,418
 Stock plan
  transactions..................                              (1,797)                                  2,490          693
 Accretion of redeemable
  preferred stock...............                                                         (9,483)                   (9,483)
 Other..........................          3                      601                                                  604
                                    -------      ------     --------      -------      --------   ----------     --------
Balance, December 31,
 1998...........................     19,814       6,245      223,584           --        11,840     (136,747)     124,736
 Net income.....................                                                         21,972                    21,972
 Preferred dividends............                                                           (650)                     (650)
 Conversions....................        372        (372)                                                               --
 Stock plan
  transactions..................                              (4,472)                                  6,270        1,798
 Other..........................          3                    2,573                                                2,576
                                    -------      ------     --------      -------      --------   ----------     --------
Balance, December 31,
 1999...........................     20,189       5,873      221,685           --        33,162     (130,477)     150,432
 Net loss.......................                                                        (55,449)                  (55,449)
 Restricted stock...............                               1,678       (6,264)                     5,656        1,070
 Conversions....................         15         (15)                                                               --
 Stock plan
  transactions..................        613                   10,464                                               11,077
 Executive stock purchase plan..                                (230)        (265)                                   (495)
 Tax benefits related to
  stock options ................                               4,402                                                4,402
 Other..........................        149                    7,397                                  (5,300)       2,246
                                    -------      ------     --------      -------      --------   ----------     --------
Balance, December 31,
 2000...........................    $20,966      $5,858     $245,396      $(6,529)     $(22,287)   $(130,121)    $113,283
                                    =======      ======     ========      =======      ========   ==========     ========

          See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                 COMMON STOCK

             For the Years Ended December 31, 2000, 1999 and 1998

                                               Shares    Treasury     Shares
                                               Issued      Stock    Outstanding
                                             ----------  ---------  -----------

Balance, December 31, 1997.............      15,887,047    263,569  15,623,478
  Conversions..........................         244,760         --     244,760
  Stock plan transactions..............              --    (68,235)     68,235
  Common stock rights offering.........       3,678,612         --   3,678,612
  Other................................           3,231         --       3,231
                                             ----------  ---------  ----------
Balance, December 31, 1998.............      19,813,650    195,334  19,618,316
  Conversions..........................         372,350         --     372,350
  Stock plan transactions..............              --   (171,870)    171,870
  Other................................           2,628         --       2,628
                                             ----------  ---------  ----------
Balance, December 31, 1999.............      20,188,628     23,464  20,165,164
  Conversions..........................          14,500         --      14,500
  Stock plan transactions..............         613,584         --     613,584
  Restricted stock.....................              --   (155,000)    155,000
  Other................................         148,845    145,270       3,575
                                             ----------  ---------  ----------
Balance, December 31, 2000.............      20,965,557     13,734  20,951,823
                                             ==========  ========= ===========

                             CLASS B COMMON STOCK

             For the Years Ended December 31, 2000, 1999 and 1998


                                               Shares    Treasury     Shares
                                               Issued      Stock    Outstanding
                                             ----------  ---------  -----------

Balance, December 31, 1997.............       6,489,764  3,784,649   2,705,115
  Conversions..........................        (244,760)        --    (244,760)
                                             ----------  ---------  ----------
Balance, December 31, 1998.............       6,245,004  3,784,649   2,460,355
  Conversions..........................        (372,350)        --    (372,350)
                                             ----------  ---------  ----------
Balance, December 31, 1999.............       5,872,654  3,784,649   2,088,005
  Conversions..........................         (14,500)        --     (14,500)
                                              ---------  ---------  ----------
Balance, December 31, 2000.............       5,858,154  3,784,649   2,073,505
                                              =========  =========  ==========

  The Company has authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Common Stock at December 31, 2000, 1999 and 1998.

  At the option of the holder, Class B Common Stock is convertible on a one-for-one basis into Common Stock.


         See accompanying notes to Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, Except Per Share Amounts)



1. Background and Basis of Presentation

   The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. ("CTE" or "the Company") include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), the nation's eighth largest independent incumbent local exchange carrier ("ILEC"); CTSI, Inc., a competitive local exchange carrier ("CLEC"); and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix(TM) Internet Services ("epix"); the portion of Jack Flash(R)("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services. All significant intercompany accounts and transactions are eliminated.

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

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company has applied the revenue and expense recognition criteria established in SAB 101 effective January 1, 2000. CTE defers and amortizes installation revenue as well as direct incremental service installation costs over an estimated customer life. In 2000, CTE recorded in the Consolidated Balance Sheets a deferred credit of $5,803 in other liabilities representing the unamortized portion of installation revenue. Additionally, CTE recorded a deferred charge of $5,803 in other assets representing the unamortized portion of installation costs.

   Long-term contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

   Advertising Expense--Advertising costs are expensed as incurred. Advertising expense charged to operations was $6,399, $5,453 and $3,948 in 2000, 1999 and 1998, respectively.

  Stock-Based Compensation--The Company applies Accounting Principles Board Opinion No. 25-"Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44-"Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123-"Accounting for Stock-Based Compensation" ("SFAS 123").

  Earnings Per Share--Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year.

  Diluted earnings per share are based on net income after deducting preferred stock dividend requirements and the charges to retained earnings for the accretion in value of preferred stock divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. For the year ended December 31, 2000 common share equivalents from stock options are excluded from the computation, since the result is anti-dilutive. For the year ended December 31, 1998, the conversion of redeemable preferred stock into common stock is not assumed, since the effect is anti-dilutive.

                                                          For the Years Ended December 31,
                                                    --------------------------------------------
                                                         2000            1999            1998
                                                    ------------    ------------    ------------
Net (loss) income.............................      $    (55,449)   $     21,972    $     20,455
Preferred stock dividends (1).................                --              --           2,882
                                                    ------------    ------------    ------------
  Subtotal....................................           (55,449)         21,972          17,573
Accretion of preferred stock (1)..............                --              --           9,483
                                                    ------------    ------------    ------------
  Total.......................................      $    (55,449)   $     21,972    $      8,090
                                                    ============    ============    ============
Basic earnings per average common share:
  Average shares outstanding..................        22,541,138      22,114,243      22,058,101
  (Loss) income per average common share......      $      (2.46)   $       0.99    $       0.37

Diluted earnings per average common share:
  Average shares outstanding..................        22,541,138      22,114,243      22,058,101
  Dilutive shares resulting from stock
   options (2)................................                --         943,333         606,163
  Redeemable preferred stock (3)..............                --              --              --
                                                    ------------    ------------    ------------
                                                      22,541,138      23,057,576      22,664,264
                                                    ============    ============    ============
(Loss) income per average common share........      $      (2.46)   $       0.95    $       0.36

--------
(1) 1998 includes accrued dividends and accretion of $282 and $7,834, respectively (See Note 9).
(2) In 2000, the dilutive effect of 658,222 shares resulting from stock options is not assumed since the result is anti-dilutive, resulting in a loss per average common share of $(2.38).
(3) In 1998, the conversion of redeemable preferred stock into 1,457,143 shares of common stock using the "if converted" method is anti-dilutive.

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

  Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 8.31%, 7.56% and 7.08% in 2000, 1999 and 1998, respectively.

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings (for hedges of changes in fair value) or in other comprehensive income (loss) (for hedges of changes in cash flows). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Effective January 1, 2001, we will adopt SFAS 133. We do not expect that the adoption of SFAS 133 will have a material impact on our results of operations or financial position.

  Other Assets--Other assets principally include the unamortized portion of installation costs, costs incurred to obtain financing and prepaid pension cost.

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

  Investment tax credits ("ITC") have been deferred in prior years and are amortized over the average lives of the applicable property. Investment tax credits are fully amortized as of December 31, 1998.

  Accounting for Impairments--Long-lived assets and certain identifiable intangibles to be held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset. Except for items included in the restructuring charge (See Note 4), no asset impairments have been recognized by the Company.

3. Segment Information

  The Company operates in two principal business segments: Commonwealth Telephone Company ("CT"); and CTSI, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC"), which formally commenced operations in 1997.

  Additionally, CTE operates three support businesses that provide expertise to its two principal operating segments. These businesses consist of Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix(TM) Internet Services ("epix"), an Internet service provider; and Commonwealth Long Distance Company ("CLD"), a facilities-based long-distance reseller that provides service to CT's customers.

  CT provides local and long-distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

  CTSI, which includes CTSI's three edge-out markets adjacent to CT's territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, Internet, DSL and vertical services. CTSI also includes CTSI's five expansion markets.

  The Other segment includes the results of CC, epix, CLD, DSL (the portion in CT's franchise area) and CTE's corporate financing entity.

  No single external customer contributes ten percent or more of CTE's consolidated revenues.

  Adjusted EBITDA (Earnings before interest, taxes, depreciation and amortization, other income (expense), restructuring charges and equity in income of unconsolidated entities) for 2000, 1999 and 1998 includes $2,000, $5,234 and $7,016, respectively, for management fees.

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

  We have expanded certain financial information of CTSI to distinguish between the three ongoing edge-out markets and the five exited expansion markets which are included in our restructuring (See Note 4).

 Financial information by business segment is as follows:


                                                   For the Year Ended December 31, 2000
                                      -----------------------------------------------------------
                                                 CTSI      CTSI     Total
                                        CT     Edge-out  Expansion   CTSI    Other   Consolidated
                                     --------  --------  ---------  ------  -------  ------------
Sales............................... $194,928  $53,671   $12,453   $66,124  $43,879     $304,931
Elimination of intersegment sales...   12,705      528        40       568      609       13,882
External sales......................  182,223   53,143    12,413    65,556   43,270      291,049
Adjusted EBITDA.....................  110,049    2,814   (16,168)  (13,354)  (1,574)      95,121
Depreciation and amortization.......   37,028                       16,547    4,853       58,428
Restructuring charges...............       --                       99,713       --       99,713
Operating income (loss).............   73,021                     (129,614)  (6,427)     (63,020)
Interest income (expense)...........   (5,393)                          (3) (11,968)     (17,364)
Other income (expense)..............     (294)                         545      338          589
Income (loss) before income taxes...   67,334                     (129,072) (18,057)     (79,795)
Provision (benefit) for income
 taxes..............................   28,385                      (44,383)  (6,328)     (22,326)
Identifiable assets.................  349,941                      161,100   71,803      582,844
Capital expenditures................   37,199   42,351    43,443    85,794   14,001      136,994

                                                  For the Year Ended December 31, 1999
                                      -----------------------------------------------------------------
                                                   CTSI       CTSI      Total
                                         CT      Edge-out   Expansion    CTSI     Other    Consolidated
                                      --------   --------   ---------   ------   -------   ------------
Sales................................ $178,411   $38,044      $4,914   $42,958   $49,457    $270,826
Elimination of intersegment sales....    9,098       461          13       474       362       9,934
External sales.......................  169,313    37,583       4,901    42,484    49,095     260,892
Adjusted EBITDA......................   99,717    (1,568)     (5,980)   (7,548)    3,101      95,270
Depreciation and amortization........   33,053                           9,104     3,349      45,506
Operating income (loss)..............   66,664                         (16,652)     (248)     49,764
Interest income (expense)............   (4,142)                             --    (7,615)    (11,757)
Other income (expense)...............     (265)                            658        20         413
Income (loss) before income taxes....   62,257                         (15,994)   (7,843)     38,420
Provision (benefit) for income
 taxes...............................   25,882                          (4,935)   (2,667)     18,280
Identifiable assets..................  313,798                         175,270    42,648     531,716
Capital expenditures.................   39,802    50,033      32,421    82,454     5,068     127,324

                                                   For the Year Ended December 31, 1998
                                      -----------------------------------------------------------------

                                                   CTSI        CTSI       Total
                                         CT       Edge-out   Expansion     CTSI    Other   Consolidated
                                      --------    --------   ---------     ----   -------  ------------
Sales................................ $164,113     $22,038     $  504    $22,542  $51,111    $237,766
Elimination of intersegment sales....    8,847         302          3        305    2,880      12,032
External sales.......................  155,266      21,736        501     22,237   48,231     225,734
Adjusted EBITDA......................   88,785      (6,508)    (2,595)    (9,103)   1,930      81,612
Depreciation and amortization........   29,702                             4,873    2,807      37,382
Operating income (loss)..............   59,083                           (13,976)    (877)     44,230
Interest income (expense)............   (4,291)                               --   (5,226)     (9,517)
Other income (expense)...............     (366)                              674     (108)        200
Income (loss) before income taxes....   54,426                           (13,302)  (6,211)     34,913
Provision (benefit) for income
 taxes...............................   22,617                            (4,008)  (2,345)     16,264
Identifiable assets..................  304,891                            92,159   35,892     432,942
Capital expenditures.................   37,459      37,846      8,534     46,380    4,058      87,897

4. Restructuring Charge

   In order to enhance CTSI's near-term cash flow and reduce CTSI's capital requirements, in December 2000, the Company announced its intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, CTE recorded an estimated restructuring charge of $99,713 ($64,813 after tax).

   Of the total restructuring charge, $2,628 relates to employee termination benefits for personnel reductions at CTSI in major operational functions and also certain corporate staff reductions. Under the restructuring plan, approximately 300 employee positions were eliminated, with approximately thirty employees remaining through an estimated six to nine month transition period to facilitate the disposal of assets and the transition of customers to other service providers. After subtracting payments of $1,572 made through December 2000, the Company has a remaining liability of $1,056 related to employee termination benefits at December 31, 2000, most of which will be paid in the first quarter 2001. This amount of $1,056 is included in accrued restructuring expenses on the Company's Consolidated Balance Sheets.

   Also included in accrued restructuring expenses are incremental costs associated with investment advisory and other fees of $3,189 net of cash payments of $311. Additionally, other exit costs for the termination of contractual obligations, building and circuit lease terminations, asset removal and site restorations are estimated to be $17,580. As of December 31, 2000, no payments have been charged to these liabilities.

  The restructuring charge includes $73,994, net of estimated salvage value, for the write-down of assets included in property, plant and equipment. Estimated salvage values are based on estimates of proceeds from the sale of the affected assets, offset by costs of removal. These assets primarily relate to switching, central office equipment and outside communications plant physically located in the exited markets.

  The restructuring charge also includes $2,011 related to the write-down of inventory to be sold or disposed of in connection with the restructuring.

The key elements of the restructuring charge include:

                                                              Assets,
                                 Employee                    Disposal
                               Termination    Contract      and Removal
                                 Benefits   Terminations      Costs       Other     Total
                                ----------  ------------   ------------  -------    ------
Employee termination benefits       $2,628                                        $  2,628
Contract terminations and
  settlements                                    $15,294                            15,294
Removal and restoration costs                                  $ 2,286               2,286
Write-down of assets                                            76,005              76,005
Investment advisory and other
  fees                                                                   $3,500      3,500
                                ----------   -----------  ------------  -------   --------
Total restructuring charges         $2,628       $15,294       $78,291   $3,500   $ 99,713
                                ==========   ===========  ============  =======   ========

Accrued restructuring expense comprises the following:


                                                                 Balance
                                                               December 31,
                                Provision      Payments            2000
                                ---------     ---------     ------------------
Employee termination benefits   $  2,628       $(1,572)          $ 1,056
Contract terminations and
  settlements                     15,294            --            15,294
Removal and  restoration costs     2,286            --             2,286
Investment advisory and other
  fees                             3,500          (311)            3,189
                                ---------      --------          --------
Total accrued restructuring
  expenses                      $ 23,708       $(1,883)          $21,825
                                =========      ========          ========

5. Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                               Estimated       December 31,
                                                 Useful     ------------------
                                              Lives in Years   2000      1999
                                              ------------- --------  --------
   Land.......................................               $  1,830  $  1,683
   Buildings and leasehold improvements.......    3-40         32,132    30,929
   Central office equipment...................    3-21        306,494   308,160
   Outside communications plant...............    9-38        333,774   300,525
   Furniture, vehicles and other equipment....    3-23         83,020    60,290
                                                             --------  --------
   Total property, plant and equipment........                757,250   701,587
   Less accumulated depreciation..............               (331,128) (280,948)
                                                             --------  --------
     Property, plant and equipment, net.......               $426,122  $420,639
                                                             ========  ========

  Depreciation expense was $58,428, $45,506 and $37,382 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Investments

   Investments are as follows:
                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------

    Rural Telephone Bank (RTB) Stock..........................    $6,409 $6,409
    Yellow Book, USA, L.P. Partnership........................     2,934  2,691
    Other.....................................................        24     24
                                                                  ------ ------
      Total Investments.......................................    $9,367 $9,124
                                                                  ====== ======

   Investments carried on the equity method consist of the following:

                                                             Percentage Owned
                                                             ------------------
                                                                December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------

    Yellow Book, USA, L.P. Partnership.......................  50.00%    50.00%


   Partnership between CTE and Yellow Book, USA, L.P. ("Yellow Book") whereby Yellow Book provides directory publishing services, including yellow page advertising sales for eight telephone directories.

7. Other Assets

   Other assets consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
    Unamortized debt issuance costs............................  $ 1,241 $1,544
    Prepaid pension cost.......................................   11,366  7,213
    Executive stock purchase plan..............................       --    288
    Unamortized installation costs ............................    5,803     --
    Other......................................................    1,998    613
                                                                 ------- ------
      Total....................................................  $20,408 $9,658
                                                                 ======= ======
8. Debt

   a. Long-term debt--Long-term debt outstanding is as follows:

                                                              December 31,
                                                            -----------------
                                                              2000     1999
                                                            -------- --------
   Revolving credit facility..............................  $195,000 $114,000
   Credit agreement-CoBank 7.63% due 2009.................    74,329   83,338
                                                            -------- --------
     Total................................................   269,329  197,338
   Due within one year....................................     9,010    9,010
                                                            -------- --------
     Total long-term debt.................................  $260,319 $188,328
                                                            ======== ========


   In June 1999, the Company amended and restated the provisions of its 1997 $125,000 revolving credit facility to increase the aggregate commitments under the credit facility to $240,000, extend the maturity date to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. Throughout 2000, the Company incurred additional net borrowings of $81,000 on the facility primarily to fund spending in CTSI's expansion markets. The weighted average interest rate at December 31, 2000 on the revolving credit facility was 7.63%. The facility contains restrictive covenants that, among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

  The Company maintains a credit agreement with CoBank at interest rates chosen by the Company based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2000, the weighted average interest rate was 7.63% on borrowings of $74,329.

  In accordance with the terms of the mortgage notes and security agreements, the Company was required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. In connection with the prepayment, the Company converted all outstanding RTB Class B stock to RTB Class C stock. Such stock is entitled to cash dividends.

  The Company's holdings of RTB stock are included in Investments on the Company's balance sheets. Substantially all the assets of the Company are subject to the lien of this CoBank agreement.

  Maturities and sinking fund requirements on long-term debt for each year ending December 31, 2001 through 2005 are as follows:

                                                                       Aggregate
     Year                                                               Amounts
     ----                                                              ---------

     2001............................................................. $  9,010
     2002............................................................. $  9,010
     2003............................................................. $  9,010
     2004............................................................. $204,010
     2005............................................................. $  9,010


  b. Short-term debt--On September 15, 2000, the Company amended its September 30, 1999, 364-day revolving line of credit agreement with CoBank. The $30,000 line of credit is at interest rates chosen by the Company based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2000, the interest rate was 6.94% on borrowings of $30,000.

   In order to maintain the long-term and short-term revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

9. Redeemable Preferred Stock

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

10. Common Stock Plans

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

  The Company's 1996 Equity Incentive Plan provides for the issuance of up to 2,000,000 shares of common stock pursuant to awards granted under the 1996 Plan. Awards granted under the 1996 Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Upon termination of the 1994 Plan, all shares of common stock reserved under the 1994 Plan, which are not then subject to outstanding awards, will be available for awards under the 1996 Plan. However, the total amount of authorized shares under the 1996 Plan may not exceed 3,350,000. Stock options currently granted under the plan vest in increments of 20% commencing one year from the date of the grant.

  The Company's 1997 Non-Management Directors' Stock Compensation Plan, as amended and restated, provides for the grant of up to 125,000 nonqualified stock options to all members of the Company's Board of Directors who are not, as of the date of any award, employees of the Company. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director.

  Information relating to CTE stock options is as follows:

                                                                    Weighted
                                                        Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------
Outstanding December 31, 1997......................... 1,007,854      $ 9.77
  Granted.............................................   591,500      $24.77
  Exercised...........................................   (68,234)     $10.91
  Canceled............................................   (95,345)     $21.22
                                                       ---------
Outstanding December 31, 1998......................... 1,435,775      $15.19
  Granted.............................................   346,000      $32.37
  Exercised...........................................  (171,870)     $10.46
  Canceled............................................   (67,887)     $16.33
                                                       ---------
Outstanding December 31, 1999......................... 1,542,018      $19.52
  Granted.............................................   613,500      $46.52
  Exercised...........................................  (613,584)     $18.05
  Canceled............................................  (181,870)     $40.22
                                                       ---------
Outstanding December 31, 2000......................... 1,360,064      $29.60
                                                       =========
Shares exercisable December 31, 1998..................   535,868      $ 9.47
                                                       ---------      ------
Shares exercisable December 31, 1999..................   683,257      $12.81
                                                       ---------      ------
Shares exercisable December 31, 2000..................   579,024      $18.77
                                                       ---------      ------

  The range of exercise prices for options outstanding at December 31, 2000 is $8.81 to $54.31. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

  As provided for in the 1996 Equity Incentive Plan, in July 2000 the Company granted to certain key executives an aggregate 155,000 shares of restricted stock. Such shares vest ratably over four years beginning with the first anniversary of the date of the grant. Compensation expense recorded in 2000 was $1,070 based on the fair value of common stock at the date of the grant.

  In September 2000, CTE recorded $2,116 of compensation expense associated with the acceleration of vesting of 262,672 stock options in the 1994 Stock Option Plan and the 1996 Equity Incentive Plan previously granted to the Company's former president and chief executive officer.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes

American option pricing model with weighted average assumptions for dividend yield of zero for 2000, 1999 and 1998; expected volatility of 45.6% for 2000, 48.8% for 1999 and 47.8% for 1998; risk-free interest rate of 6.16%, 5.55% and 4.72% for 2000, 1999 and 1998, respectively; and expected lives of five years for 2000, 1999 and 1998. The weighted-average grant date fair value of options is as follows: $22.24 for 2000, $16.07 for 1999 and $11.82 for 1998.

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                           2000       1999      1998
                                                        --------     ------    -------
Net (loss) earnings--as reported.....................   $(55,449)   $21,972    $ 8,090
Net (loss) earnings--pro forma.......................   $(59,683)   $19,014    $ 6,534

Basic (loss) earnings per average common share--as
 reported............................................   $  (2.46)   $  0.99    $  0.37
Basic (loss) earnings per average common share--pro
 forma...............................................   $  (2.65)   $  0.86    $  0.30

Diluted (loss) earnings per average common share--as
 reported............................................   $  (2.46)   $  0.95    $  0.36
Diluted (loss) earnings per average common share--pro
 forma...............................................   $  (2.65)   $  0.82    $  0.29

  The Company also has a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "ESPP"). Under the ESPP, participants may purchase shares of common stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. Participants' accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of common stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder or record owner of any shares of common stock. Amounts representing share units that have been credited to a participant's account will be distributed to the participant following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of common stock for each share unit being distributed.

  Following the crediting of each share unit to a participant's account, the Company will issue a matching share of common stock held in escrow in the participant's name. Each matching share is subject to forfeiture as provided in the ESPP. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. The matching shares vest ratably three years from the date of the contribution.

  At December 31, 2000, there were approximately 8,800 ESPP shares arising from participants' contributions and approximately 8,800 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 2000, deferred compensation cost relating to matching shares was $265. Expense recognized in 2000 and 1999 was $180 and $133, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

  In September 2000, the Company recorded $394 of compensation expense from the acceleration of vesting of 10,952 matching shares previously contributed on behalf of CTE's former president and chief executive officer.

11. Pension and Employee Benefits

  Substantially all of the Company's employees are included in a trusteed non-contributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. The Company funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA.

  Pension credit is as follows:

                                            For the Years Ended December 31,
                                         -----------------------------------
                                              2000         1999        1998
                                         -----------  ----------  ----------
   Benefits earned during the year
    (service cost)......................  $    1,797   $   1,953   $   1,542
   Interest cost on projected benefit
    obligation..........................       3,800       3,574       3,416
   Expected return on plan assets.......      (7,870)     (7,114)     (5,618)
   Other components--net................      (1,880)     (1,206)       ( 29)
                                          -----------  ----------  ----------

     Net periodic pension credit........  $   (4,153)  $  (2,793)  $    (689)
                                          ===========  ==========  ==========

  Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of the Company with a fair value of approximately $5,816 and $8,900 at December 31, 2000 and 1999, respectively.

  The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets:

                                                               December 31,
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
   Change in plan assets:
     Fair value of plan assets at beginning of year....... $ 88,575  $  80,009
     Actual return........................................   (1,629)    10,394
     Benefits paid........................................   (2,133)    (1,828)
                                                           --------  ---------
       Fair value of plan assets at end of year........... $ 84,813  $  88,575
                                                           --------  ---------
   Change in benefit obligation:
     Projected benefit obligation at beginning of year.... $ 48,565  $  53,202
     Benefits earned......................................    1,797      1,953
     Interest cost........................................    3,800      3,574
     Amendments...........................................       --      1,854
     Actuarial loss (gain)................................    3,127    (10,190)
     Benefits paid........................................   (2,133)    (1,828)
                                                           --------  ---------
       Projected benefit obligation at end of year........ $ 55,156  $  48,565
                                                           --------  ---------
   Plan assets in excess of benefit obligation............ $ 29,657  $  40,010
   Unrecognized actuarial gain............................  (19,987)   (34,341)
   Unrecognized prior service cost........................    3,180      3,523
   Unrecognized net transition obligation.................   (1,484)    (1,979)
                                                           --------  ---------
       Prepaid pension cost............................... $ 11,366  $   7,213
                                                           ========  =========

  The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

                                                               December 31,
                                                             ----------------
                                                             2000  1999  1998
                                                             ----  ----  ----

   Discount rate............................................ 7.50% 8.00% 6.75%
   Expected long-term rate of return on plan assets......... 9.00% 9.00% 9.00%
   Weighted average long-term rate of compensation
    increases............................................... 5.50% 5.50% 6.00%


  The Company sponsors a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, the Company contributes to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,100, $888 and $727 in 2000, 1999 and 1998, respectively.

  For employees retiring prior to 1993, the Company provides certain postretirement medical benefits. The Company also provides nominal postretirement life insurance benefits to all vested retirees. Net periodic postretirement cost was $166, $169 and $169 for the years ended December 31, 2000, 1999 and 1998, respectively. Service cost was $5, $6 and $5 for the years ended December 31, 2000, 1999 and 1998, respectively.

  The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets:

                                                                December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------

   Change in plan assets:
     Fair value of plan assets at beginning of year.......... $    --  $    --
     Employer contributions..................................     205      192
     Benefits paid...........................................    (205)    (192)
                                                              -------  -------
       Fair value of plan assets at end of year.............. $    --  $    --
                                                              -------  -------
   Change in benefit obligation:
     Projected benefit obligation at beginning of year....... $ 2,044  $ 2,355
     Service cost............................................       5        6
     Interest cost...........................................     161      163
     Actuarial (gain) loss...................................      --     (288)
     Benefits paid...........................................    (205)    (192)
                                                              -------  -------
       Projected benefit obligation at end of year........... $ 2,005  $ 2,044
                                                              -------  -------
   Plan assets in excess of benefit obligation............... $(2,005) $(2,044)
   Unrecognized actuarial gain...............................    (421)    (421)
                                                              -------  -------
       Accrued benefit cost.................................. $(2,426) $(2,465)
                                                              =======  =======

  The accrued postretirement benefit liability is included in other liabilities in the accompanying Consolidated Balance Sheets.

  The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% in 2000, 8.00% in 1999 and 6.75% in 1998. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.00% for 2000, 9.50% for 1999 and 10.00% for 1998, declining to an ultimate rate of 6.00% by 2011.

  The effect of increasing the assumed healthcare cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 2000 and 1999 by approximately $10 and $10, respectively, and increase the net periodic postretirement benefit cost by approximately $1 in 2000, $1 in 1999 and $5 in 1998.

   The Company also has a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from the Company to the extent that income tax regulations limit the amount payable from the Company's defined benefit pension plan. The projected benefit obligation relating to such unfunded plan was approximately $1,050, $1,006 and $1,134 at December 31, 2000, 1999 and 1998, respectively. Pension expense for the plan was $77 in 2000, $74 in 1999 and $84 in 1998.

   The Company provides certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $1,238 in 2000, $847 in 1999 and $632 in 1998.

12. Income Taxes

     The (Benefit) Provision for Income Taxes is reflected in the Consolidated Statements of Operations as follows:

                                             For the Years Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------

   Currently payable:
     Federal.............................. $   (2,174) $    9,595  $   10,901
     State................................      7,448       6,846       5,948
                                           ----------  ----------  ----------
       Total current......................      5,274      16,441      16,849
                                           ----------  ----------  ----------
   Deferred, net:
     Federal..............................    (27,269)      2,400         241
     State................................       (331)       (561)       (770)
                                           ----------  ----------  ----------
       Total deferred.....................    (27,600)      1,839        (529)
                                           ----------  ----------  ----------
   Investment tax credit amortization.....         --          --         (56)
                                           ----------  ----------  ----------

       Total (benefit) provision for
         income taxes..................... $  (22,326) $   18,280  $   16,264
                                           ==========  ==========  ==========

   The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by the Company:

                                             For the Years Ended December 31,
                                             ---------------------------------
                                                2000       1999        1998
                                             ---------- ----------  ----------

   (Loss) income before (benefit)
     provision for income taxes............  $  (77,775)$   40,252  $   36,719
                                             ========== ==========  ==========
   Federal tax provision at statutory
    rate...................................     (27,221)    14,088      12,852
   Increase (reduction) due to:
    State income taxes, net of federal
     benefit...............................       4,626      4,085       3,366
    Amortization of investment tax
     credits...............................          --         --         (37)
    Nondeductible goodwill.................          39         39          39
    Other, net.............................         230         68          44
                                             ---------- ----------  ----------
     (Benefit) provision for income taxes..  $  (22,326)$   18,280  $   16,264
                                             ========== ==========  ==========

   Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------

     Net operating loss carryforwards...................... $  5,103  $  4,708
     Employee benefit plans................................    5,248       371
     Reserve for bad debts.................................    1,155       814
     Restructuring reserve.................................   36,955       --
     All other.............................................   17,302    11,047
                                                            --------  --------
       Total deferred tax assets...........................   65,763    16,940
                                                            --------  --------
     Property, plant and equipment.........................  (58,930)  (50,285)
     All other.............................................   (6,692)   (1,630)
                                                            --------  --------
       Total deferred tax liabilities......................  (65,622)  (51,915)
                                                            --------  --------
       Subtotal............................................      141   (34,975)
                                                            --------  --------
     Valuation allowance...................................  (10,658)   (3,142)
                                                            --------  --------
       Net deferred taxes.................................. $(10,517) $(38,117)
                                                            ========  ========

  In the opinion of management, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

  The net change in the valuation allowance for deferred tax assets during 2000 was an increase of $7,516.

 State net operating losses will expire as follows:

      2001-2007..............................................  $ 4,000 per year
      2008-2010..............................................  $26,310


13. Commitments and Contingencies

  a. Total rental expense, including pole and conduit rentals, was $6,443, $5,327 and $3,896 in 2000, 1999 and 1998, respectively. At December 31, 2000, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $3,402 that are expected to continue indefinitely, are as follows:

                                                                       Aggregate
     Year                                                               Amounts
     ----                                                              ---------
     2001.............................................................  $3,141
     2002.............................................................  $2,733
     2003.............................................................  $2,174
     2004.............................................................  $1,007
     2005.............................................................  $  682
     After 2005.......................................................  $1,478


  b. Effective June 30, 2000, the Company extended its agreement for the provision to the Company of data processing services including the general management of the Company's data processing operations through December 31, 2002. The annual commitment, excluding annual increases based on increases in the Consumer Price Index are $6,969 and $6,874 in 2001 and 2002.

  c. The Company had outstanding letters of credit aggregating $750 at December 31, 2000.

  d. The Company had various purchase commitments at December 31, 2000 related to its 2001 capital budget. Excluding CTSI's expansion markets, CTE's capital expenditures have averaged $89,272 over the three years ended December 31, 2000.

  In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

14. Disclosures about Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  a. Cash and temporary cash investments--The carrying amount approximates fair value because of the short maturity of these instruments.

  b. Long-term investments--Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank ("RTB") Stock. It is not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par, and can be held only by recipients of RTB loans.

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

  The estimated fair value of the Company's financial instruments is as follows:

                                                        December 31,
                                              ---------------------------------
                                                    2000             1999
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------

Financial assets:
  Cash and temporary cash investments....... $ 37,046 $ 37,046 $ 21,183 $ 21,183
Financial liabilities:
Fixed rate long-term debt:
  Mortgage note payable to CoBank........... $ 37,637 $ 39,064 $ 42,199 $ 42,740
Floating rate debt:
  Revolving line of credit.................. $ 30,000 $ 30,000 $ 30,000 $ 30,000
  Revolving credit agreement................ $195,000 $195,000 $114,000 $114,000
  Mortgage note payable to CoBank........... $ 36,692 $ 36,692 $ 41,139 $ 41,139
Unrecognized financial instruments:
  Letters of credit......................... $    750 $    750 $    750 $    750
  Interest rate swaps....................... $     -- $   (280)$     -- $  1,125

15. Off Balance Sheet Risk and Concentration of Credit Risk

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

  The following table provides additional information regarding interest rate swap agreements. The notional amounts are used to calculate the amount of interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of potential gains or losses from market risks:

                                                                    Approximate
                                                                     Fair Value
                                                   Fixed               as of
                                      Maturity    Interest Notional December 31,
                                        Date        Rate    Amount      2000
                                      --------    -------- -------- ------------

Variable to Fixed:
  Hedge 1............................     2002      6.00%  $ 15,000     $ (43)
  Hedge 2............................     2002      6.01%  $ 10,000     $  23
  Hedge 3............................     2004(a)   5.78%  $ 20,000     $ 157
  Hedge 4............................     2002(b)   6.13%  $ 15,000     $(269)
  Hedge 5............................     2002      6.36%  $ 15,000     $(148)

--------
(a) With an option by the counterparty to terminate the contract in 2002.
(b) Extendible to 2004 at the option of the counterparty.

16. Quarterly Information (Unaudited)
                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter *
                                               ------- ------- ------- -------
2000
Sales......................................... $69,725 $71,120 $73,721 $ 76,483
Operating income (loss)....................... $12,071 $ 9,670 $ 7,151 $(91,912)
Net income (loss)............................. $ 4,600 $ 3,173 $   718 $(63,940)
Basic earnings per share:
 Net income (loss) available to common
   shareholders per average common share...... $  0.21 $  0.14 $  0.03 $  (2.80)
Diluted earnings per share:
 Net income (loss) available to common
   shareholders per average common share...... $  0.20 $  0.14 $  0.03 $  (2.80)
Common Stock closing price:
  High........................................ $ 57.50 $ 52.00 $ 48.94 $  39.88
  Low......................................... $ 42.38 $ 42.00 $ 35.00 $  32.63
Class B Common Stock closing price:
  High........................................ $ 70.00 $ 51.25 $ 47.50 $  39.00
  Low......................................... $ 46.50 $ 40.00 $ 38.00 $  32.75

* The fourth quarter 2000 includes a one-time pre-tax restructuring charge of $99,713 ($64,813 after tax).

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------

1999
Sales.........................................  $61,270 $62,985 $67,672 $68,965
Operating income..............................  $11,041 $11,772 $14,381 $12,570
Net income....................................  $ 5,148 $ 5,499 $ 6,233 $ 5,092
Basic earnings per share:
 Net income available to common
   shareholders per average common share......  $  0.23 $  0.25 $  0.28 $  0.23
Diluted earnings per share:
 Net income available to common
   shareholders per average common share......  $  0.23 $  0.24 $  0.27 $  0.21
Common Stock closing price:
  High........................................  $ 38.25 $ 45.25 $ 53.34 $ 60.00
  Low.........................................  $ 28.00 $ 34.25 $ 39.63 $ 44.41
Class B Common Stock closing price:
  High........................................  $ 41.00 $ 45.00 $ 52.50 $ 70.00
  Low.........................................  $ 28.00 $ 34.00 $ 40.00 $ 43.25

17. Certain Related Party Transactions

  The Company had the following transactions with related parties:

                                                              For the Years Ended
                                                                  December 31,
                                                          --------------------------
                                                            2000     1999     1998
                                                          -------   ------   -------
Corporate office costs allocated from RCN..............    $2,000   $5,234   $ 7,016
Long-distance terminating access charges to RCN........    $  922   $1,560   $ 1,654
Revenue from engineering services provided to RCN......    $  460   $  310   $   714
Long-distance expense from RCN Long Distance...........    $7,193   $8,070   $13,312
Other related party revenues...........................    $3,700   $2,173   $ 1,994
Other related party expenses...........................    $1,137   $  984   $   548

  At December 31, 2000, the Company had accounts receivable from related parties of $491 and accounts payable to related parties of $780.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 20, 2001

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                             REPORT OF MANAGEMENT

  The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of Commonwealth Telephone Enterprises, Inc.

  The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

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

         /s/ Michael J. Mahoney                    /s/ Donald P. Cawley
---------------------------------------      -----------------------------------
           Michael J. Mahoney                        Donald P. Cawley
   President and Chief Executive Officer        Senior Vice President and
                                                 Chief Accounting Officer

Schedule I

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                           -------------------------------------
                                                               2000         1999        1998
                                                           -----------  -----------  -----------
                                                              (Thousands of dollars, except
                                                                   per share amounts)
Income:
  Sales.................................................   $    20,443  $    26,336  $    27,451
  Interest income - other...............................            10           --           --
  Other.................................................           194           12          357
                                                           -----------  -----------  -----------
    Total income........................................        20,647       26,348       27,808
                                                           -----------  -----------  -----------
Expenses:
  Cost of goods sold....................................        14,953       18,908       20,533
  Interest expense on long-term debt....................        11,577        7,132        4,769
  Interest (income) expense net, on notes
   payable to subsidiaries..............................       (11,963)      (4,746)      (1,146)
  General & administrative expenses.....................         6,877        6,426        7,564
  Depreciation and amortization.........................           606          666          672
                                                           -----------  -----------  -----------
    Total expenses......................................        22,050       28,386       32,392
                                                           -----------  -----------  -----------
Loss before income taxes and equity in net (loss)
   income of subsidiaries...............................        (1,403)      (2,038)      (4,584)
Benefit for income taxes................................          (336)        (723)      (1,680)
                                                           -----------  -----------  -----------
Loss before equity in net (loss) income of subsidiaries         (1,067)      (1,315)      (2,904)
Net (loss) income of subsidiaries.......................       (54,382)      23,287       23,359
                                                           -----------  -----------  -----------
Net (loss) income.......................................   $   (55,449) $    21,972  $    20,455
                                                           ===========  ===========  ===========


Basic (loss) earnings per average common share:
  Net (loss) income available for common
   shareholders.........................................   $     (2.46) $      0.99  $      0.37
  Average common shares outstanding.....................    22,541,138   22,114,243   22,058,101

Schedule I

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                BALANCE SHEETS
                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Thousands of
                                                                 dollars)
                         ASSETS

Current assets:
  Cash................................................... $  24,470  $   9,123
  Notes receivable affiliates............................     1,183    121,225
  Interest receivable....................................     2,956        976
  Accounts receivable affiliates.........................     4,513      8,286
  Accounts receivable other..............................     5,254      4,586
  Notes receivable.......................................       ---        250
  Prepayments and other..................................        62      2,083
  Materials and supply inventory.........................     1,268      2,333
  Deferred tax assets and other..........................     1,050      1,162
                                                          ---------  ---------
    Total current assets.................................    40,756    150,024
                                                          ---------  ---------
Investment in subsidiaries (stated at equity)............   290,034    129,728
Property, plant and equipment, net of accumulated
 depreciation of $3,256 in 2000 and $2,825 in 1999.......     1,096      1,387
Deferred tax assets and other............................    12,036      9,143
                                                          ---------  ---------
    Total assets......................................... $ 343,922  $ 290,282
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable to affiliates............................. $  16,378  $   7,635
  Accounts payable to affiliates.........................    11,830      7,157
  Accrued liabilities and other..........................     4,645      7,561
                                                          ---------  ---------
    Total current liabilities............................    32,853     22,353
                                                          ---------  ---------
Long-term debt...........................................   195,000    114,000
Deferred income taxes and other deferred credits.........     2,786      3,497
Shareholders' equity:
  Common Stock, par value $1, authorized 85,000,000
   shares, issued 20,965,557 shares in 2000 and
   20,188,628 shares in 1999.............................    20,966     20,189
  Class B Stock, par value $1, authorized 15,000,000
   shares, issued 5,858,154 shares in 2000 and 5,872,654
   shares in 1999........................................     5,858      5,873
                                                          ---------  ---------
    Total common stock...................................    26,824     26,062
Additional paid-in capital...............................   245,396    221,685
Deferred compensation....................................    (6,529)       ---
Retained earnings........................................   (22,287)    33,162
                                                          ---------  ---------
    Total................................................   243,404    280,909
Treasury stock at cost, 3,798,383 shares in 2000 and
 3,808,113 shares in 1999................................  (130,121)  (130,477)
                                                          ---------  ---------
    Total shareholders' equity...........................   113,283    150,432
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $ 343,922  $ 290,282
                                                          =========  =========

Schedule I

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                         December 31,
                                                -----------------------------
                                                  2000      1999      1998
                                                --------  --------  ---------
                                                    (Thousands of dollars)

Cash flows from operating activities:
  Net (loss) income............................ $(55,449) $ 21,972  $  20,455
  Depreciation and amortization................      606       666        673
  Deferred income taxes and investment tax
   credits, net................................      109       550       (303)
  Net change in certain assets and
   liabilities.................................    5,684    (5,612)     2,508
  Equity in income of subsidiaries.............   54,382   (23,287)   (23,359)
  Other........................................    4,154      (419)        40
                                                --------  --------  ---------
  Net cash flow (used in) provided by operating
   activities..................................    9,486    (6,130)        14
                                                --------  --------  ---------
Cash flows from investing activities:
  Additions to property, plant and equipment...     (322)     (374)    (1,225)
  Dividends from subsidiaries..................   10,000    56,500     15,000
  Capital contributions to subsidiaries........ (224,687)       --         --
  Other........................................        7       146        138
                                                --------  --------  ---------
  Net cash (used in) provided by investing
   activities.................................. (215,002)   56,272     13,913
                                                --------  --------  ---------
Cash flows from financing activities:
  Redemption of long-term debt.................  (10,000)  (10,000)   (77,000)
  Issuance of long-term debt...................   91,000    90,500     35,500
  Proceeds from the issuance of common stock...   11,078     1,798        693
  Preferred dividends..........................       --      (650)    (2,882)
  Increase (decrease)in notes payable to
   affiliates..................................    8,743     3,702     (2,388)
  (Increase) decrease in notes receivable from
   affiliates..................................  120,042   (80,236)   (40,958)
  Preferred stock redemption...................       --   (52,000)        --
  Payment made for debt issuance costs.........       --    (1,418)        --
  Net proceeds of common stock rights
   offering....................................       --        --     77,418
                                                --------  --------  ---------
  Net cash (used in) provided by financing
   activities..................................  220,863   (48,304)    (9,617)
                                                --------  --------  ---------
Increase in cash and temporary cash
 investments................................... $ 15,347  $  1,838  $   4,310
                                                --------  --------  ---------
Cash and temporary cash investments at
 beginning of year............................. $  9,123  $  7,285  $   2,975
                                                --------  --------  ---------
Cash and temporary cash investments at end of
 year.......................................... $ 24,470  $  9,123  $   7,285
                                                ========  ========  =========
Components of net change in
 certain assets and liabilities:
  Accounts receivable.......................... $  1,125  $    (40) $  (1,895)
  Materials and supply inventory...............    1,065     1,416     (1,657)
  Accounts payable.............................    4,362    (2,700)      (624)
  Prepayments..................................    2,022    (1,990)        34
  Accrued expenses.............................   (2,890)   (2,298)     6,650
                                                --------  --------  ---------
  Net change in certain assets and
   liabilities................................. $  5,684  $ (5,612) $   2,508
                                                ========  ========  =========

Schedule II

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the Years Ended December 31, 2000, 1999 and 1998
                             (Thousands of Dollars)



                                            ADDITIONS
                                       --------------------
                          BALANCE AT    CHARGED   CHARGED             BALANCE AT
                         BEGINNING OF  TO COSTS   TO OTHER              END OF
      DESCRIPTION           PERIOD    AND EXPENSE ACCOUNTS DEDUCTIONS   PERIOD
      -----------        ------------ ----------- -------- ---------- ----------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS--DEDUCTED FROM
 ACCOUNTS RECEIVABLE IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  2000..................     $1,884      $ 2,164     $  248    $1,771    $ 2,525
  1999..................     $1,885      $   689     $  (15)   $  675    $ 1,884
  1998..................     $1,098      $ 1,122     $   47    $  382    $ 1,885

ALLOWANCE FOR INVENTORY--
 DEDUCTED FROM MATERIAL
 AND SUPPLY INVENTORY IN
 THE CONSOLIDATED
 BALANCE SHEETS.
  2000..................     $  324      $   572     $   36    $  486    $   446
  1999..................     $  272      $   196     $  166    $  310    $   324
  1998..................     $  346      $   273     $ (187)   $  160    $   272

ALLOWANCE FOR DEFERRED
 TAX ASSETS--DEDUCTED
 FROM DEFERRED TAX
 ASSETS IN THE
 CONSOLIDATED BALANCE
 SHEETS.
  2000..................     $3,142      $    --     $7,649    $  133    $10,658
  1999..................     $1,884      $    --     $1,593    $  335    $ 3,142
  1998..................     $1,561      $    --     $  937    $  614    $ 1,884

RESERVE FOR RESTRUCTURING
 EXPENSES--ACCRUED
 RESTRUCTURING EXPENSES.
  2000..................     $   --      $23,708     $   --    $1,883    $21,825