Form 10-Q
period 2001-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2001-05-14
CIK 310433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 2001

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from __________ to _____________
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

YES  X         NO

As of March 31, 2001 there were 21,004,881 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,073,353 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                 COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations and Comprehensive Income
          Quarters ended March 31, 2001 and 2000

          Condensed Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000

          Condensed Consolidated Statements of Cash Flows
          Quarters Ended March 31, 2001 and 2000

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

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)




                                                             Quarters ended
                                                                 March 31,
                                                            2001          2000
                                                        -----------   -----------
Sales                                                   $    76,946   $    69,725
Costs and expenses, excluding
 management fees and depreciation
 and amortization                                            45,507        44,227
Management fees                                                 300           500
Depreciation and amortization                                15,568        12,927
                                                        -----------   -----------

Operating income                                             15,571        12,071
Interest and dividend income                                  1,200           901
Interest expense                                             (5,606)       (4,350)
Other income (expense), net                                    (229)          161
                                                        -----------   -----------

Income before income taxes                                   10,936         8,783
Provision for income taxes                                    5,177         4,413
                                                        -----------   -----------

Income before equity in unconsolidated entities               5,759         4,370
Equity in income of unconsolidated entities                     137           230
                                                        -----------   -----------

Net income                                              $     5,896   $     4,600
                                                        ===========   ===========
Net income                                              $     5,896   $     4,600

Unrealized loss on derivative instruments                    (1,745)            -

Income tax benefit                                              610             -
                                                        -----------   -----------
Comprehensive net income                                $     4,761   $     4,600
                                                        ===========   ===========


Basic earnings per average common share:
 Net income                                             $      0.26   $      0.21
                                                        ===========   ===========

 Weighted average shares outstanding                     22,929,241    22,286,275

Diluted earnings per average common share:
 Net income                                             $      0.25   $      0.20
                                                        ===========   ===========

 Weighted average shares and common
  stock equivalents outstanding                          23,429,757    23,195,165

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)



                                                         (Unaudited)
                                                          March 31,   December 31,
                                                             2001          2000
                                                          ---------     ---------
ASSETS
Current assets:
  Cash and temporary cash investments                     $  25,607      $  37,046
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $2,929 at
    March 31, 2001 and $2,525 at December 31, 2000           51,607         49,347
  Other current assets                                       38,617         40,554
                                                          ---------      ---------

Total current assets                                        115,831        126,947

Property, plant and equipment, net of accumulated
  depreciation of $344,543 at March 31, 2001 and
  $331,128 at December 31, 2000                             422,241        426,122
Investments                                                   9,134          9,367
Deferred charges and other assets                            20,019         19,167
Unamortized debt issuance costs                               1,156          1,241
                                                          ---------      ---------

Total assets                                              $ 568,381      $ 582,844
                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                    $   9,010      $   9,010
  Accounts payable                                           31,093         39,851
  Notes payable                                              30,000         30,000
  Accrued restructuring expenses                             20,307         21,825
  Accrued expenses                                           50,193         54,085
  Other current liabilities                                   4,984          5,163
                                                          ---------      ---------

Total current liabilities                                   145,587        159,934

Long-term debt                                              248,067        260,319
Deferred income taxes                                        26,669         26,643
Other liabilities                                            27,646         22,665
Common shareholders' equity:
  Common stock                                               26,901         26,824
  Additional paid-in capital                                247,745        245,396
  Deferred compensation                                      (5,674)        (6,529)
  Accumulated other comprehensive (loss)                     (1,135)             -
  Retained earnings                                         (16,391)       (22,287)
  Treasury stock at cost, 3,823,383 shares at
   March 31, 2001 and 3,798,383 shares at
   December 31, 2000                                       (131,034)      (130,121)
                                                          ---------      ---------

Total common shareholders' equity                           120,412        113,283
                                                          ---------      ---------

Total liabilities and shareholders' equity                $ 568,381      $ 582,844
                                                          =========      =========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                           Quarters ended
                                                             March 31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  9,833   $ 21,640

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment                (12,236)   (40,403)
 Other                                                       924        348
                                                        --------   --------

 Net cash used in investing activities                   (11,312)   (40,055)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of long-term debt                                    -     10,000
 Redemption of long-term debt                            (12,252)    (2,252)
 Proceeds from exercise of stock options                   2,292        934
                                                        --------   --------

 Net cash provided by (used in) financing activities      (9,960)     8,682
                                                        --------   --------

 Net decrease in cash and
  temporary cash investments                             (11,439)    (9,733)
                                                        --------   --------

Cash and temporary cash investments
 at beginning of year                                     37,046     21,183
                                                        --------   --------

Cash and temporary cash investments at
 March 31,                                              $ 25,607   $ 11,450
                                                        ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                               $  5,670   $  4,193
                                                        ========   ========

 Income taxes                                           $  1,743   $  1,973
                                                        ========   ========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)

   The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's eighth largest publicly traded independent incumbent local exchange carrier ("ILEC"); CTSI, Inc. ("CTSI"), a competitive local exchange carrier ("CLEC"); and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix TM Internet Services ("epix"); the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

On December 6, 2000, CTE announced that it would exit CTSI's five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) and focus on the three original edge-out markets (Wilkes-Barre/ Scranton/Hazleton, PA; Harrisburg, PA; and Lancaster/Reading/York, PA). These markets are immediately adjacent to CT, and can best leverage certain infrastructure and resources. The restructuring will permit CTSI to improve its near-term cash flow, improve profitability and reduce the demand for capital. In May 2001, the Company entered into an agreement with another CLEC to transfer substantially all the customers in the Binghamton, NY and Syracuse, NY markets.

2. Segment Information - Financial information by business segment is as follows:

Quarter ended March 31, 2001
----------------------------
                                                        CTSI         CTSI         Total
                                            CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                         --------     ---------    ----------     -------    --------   ------------
Sales                                     $49,983      $16,938      $  3,829       $20,767   $ 9,713        $80,463
Elimination of intersegment sales           3,305          103             6           109       103          3,517
External sales                             46,678       16,835         3,823        20,658     9,610         76,946
Adjusted EBITDA                            29,138        2,835        (1,182)        1,653       348         31,139
Depreciation and amortization              10,317                                    3,948     1,303         15,568
Operating income (loss)                    18,821                                   (2,295)     (955)        15,571
Interest expense, net                        (959)                                      (1)   (3,446)        (4,406)
Other income (expense), net                   (31)                                      24      (222)          (229)
Income (loss) before income taxes          17,831                                   (2,272)   (4,623)        10,936
Provision (benefit) for income
 taxes                                      7,528                                     (748)   (1,603)         5,177




Quarter ended March 31, 2000
----------------------------
                                                        CTSI         CTSI        Total
                                            CT        Edge-Out     Expansion      CTSI        Other      Consolidated
                                         ---------    --------    -----------   ---------   ---------    ------------
Sales                                    $ 47,087       $12,456      $ 2,256     $14,712     $11,051       $72,850
Elimination of intersegment sales           2,765           143            7         150         210         3,125
External sales                             44,322        12,313        2,249      14,562      10,841        69,725
Adjusted EBITDA                            27,343           (73)      (3,045)     (3,118)        773        24,998
Depreciation and amortization               8,748                                  3,184         995        12,927
Operating income (loss)                    18,595                                 (6,302)       (222)       12,071
Interest expense, net                      (1,281)                                     -      (2,168)       (3,449)
Other income (expense), net                   (68)                                    85         144           161
Income (loss) before income taxes          17,246                                 (6,217)     (2,246)        8,783
Provision (benefit) income
 taxes                                      7,272                                 (2,095)       (764)        4,413

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

CTE defers and amortizes installation revenue as well as direct incremental service installation costs over an estimated customer life, as provided for in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." CTE carries in the Consolidated Balance Sheets a deferred credit of $6,171 as of March 31, 2001 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $6,171 as of March 31, 2001 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

5. CTE Stock Options and Restricted Stock - At March 31, 2001, CTE has approximately 1,805,000 options outstanding at exercise prices ranging from $8.805 to $54.3125. During the first three months of 2001, 521,000 options were granted, 0 options were canceled and 74,800 options were exercised, yielding cash proceeds of $2,292. CTE has outstanding 130,000 shares of restricted stock as provided for in the Company's 1996 Equity Incentive Plan. The compensation cost recognized in 2001 was $409 in accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                    Quarter ended
                                                       March 31,
                                              ------------------------
                                                  2001         2000
                                              -----------  -----------
Net income                                    $     5,896  $     4,600
                                              ===========  ===========

Basic earnings per average common share:

Weighted average shares outstanding            22,929,241   22,286,275
                                              ===========  ===========

Net income per average common share           $      0.26  $      0.21
                                              ===========  ===========

Diluted earnings per average common share:

Weighted average shares outstanding            22,929,241   22,286,275
Dilutive shares resulting from convertible
 securities                                       500,516      908,890
                                              -----------  -----------

Weighted average shares and common
 stock equivalents outstanding                 23,429,757   23,195,165
                                              ===========  ===========

Net income per average common share           $      0.25  $      0.20
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

Effective January 1, 2001, the Company adopted the provisions of SFAS 138:
"Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an Amendment of FAS 133", in accounting for its interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on the Company's Consolidated Balance Sheets. The fair value of the interest rate swaps at December 31, 2000 was ($280), and in the first quarter 2001, the Company recorded an adjustment to accumulated other comprehensive loss of $1,695 to adjust the fair value of the swaps to ($1,975).

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. The Company calculates the excess in the present value of the cumulative change in cash flows related to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. The Company recorded ($230) in current earnings as the ineffective portion of the hedges in the first quarter 2001, with a corresponding offset to accumulated other comprehensive loss.

In the second quarter of 2001, the Company entered into additional interest rate swaps totaling $55,000. These swaps meet the eligibility requirements for hedge accounting.

8. Restructuring - In order to enhance CTSI's near-term cash flow and reduce CTSI's capital requirements, in December 2000, the Company announced its intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, CTE recorded an estimated restructuring charge in 2000 of $99,713 ($64,813 after tax).

Accrued restructuring expense comprises the following:

                                          Balance                 Balance
                                        December 31,              March 31,
                                            2000      Payments      2001
                                        ------------  ---------  ----------
Employee termination benefits              $ 1,056     $  (702)    $   354
Contract terminations and settlements       15,294        (642)     14,652
Removal and restoration costs                2,286           -       2,286
Investment advisory and other fees           3,189        (174)      3,015
                                           -------     -------     -------
Total accrued restructuring expenses       $21,825     $(1,518)    $20,307
                                           =======     =======     =======



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 (Dollars in Thousands, Except Per Share Data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of recent or future regulation and competition and statements made as to plans to develop markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's ability to penetrate markets and the related cost of that effort; economic conditions; acquisitions and divestitures; government and regulatory policies; the pricing and availability of equipment, materials and inventories; technological developments; pending and future litigation; penetration; churn rates; availability of future financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Results of Operations:

Quarters ended March 31, 2001 vs March 31, 2000

The Company's consolidated sales were $76,946 and $69,725 for the quarters ended March 31, 2001 and 2000, respectively. Contributing to the sales increase of $7,221 or 10.4% were higher sales of CT of $2,356 and CTSI of $6,096, partially offset by a decline in Other sales of $1,231.

The Company's consolidated operating income was $15,571 for the quarter ended March 31, 2001 as compared to $12,071 for the quarter ended March 31, 2000. The increase in operating income of $3,500 or 29.0% was primarily the result of increased consolidated sales, partially offset by increased consolidated depreciation expense and increased costs at CTSI and CT.

Consolidated net income was $5,896 or $0.25 per diluted average common share for the quarter ended March 31, 2001 and $4,600 or $0.20 per diluted average common share for the quarter ended March 31, 2000. Contributing to the increase of $1,296 or 28.2% is the increase in operating income discussed above, partially offset by an increase in interest expense.

Selected operating data:

                                         March 31,
                                     ----------------
                                       2001     2000    % Change
                                     -------  -------   --------
CTSI edge-out access lines           101,508   81,097      25.2%
CTSI expansion access lines           23,491   14,631      60.6%
                                     -------  -------
Total CTSI installed access lines    124,999   95,728      30.6%

CT installed access lines            320,145  301,614       6.1%

Commonwealth Telephone Company

Sales were $46,678 and $44,322 for the quarters ended March 31, 2001 and 2000, respectively. The sales increase of $2,356 or 5.3% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 18,531 or 6.1%. CT's successful marketing of residential additional lines contributed to the access line growth. Residential additional line penetration was 36.4% at March 31, 2001 as compared to 29.8% at March 31, 2000.

Interstate access revenue increased $551 for the three months ended March 31, 2001, versus the comparable period of 2000, primarily from the growth in access lines and minutes of use.

State access revenue increased $1,153 in the three months ended March 31, 2001 as compared to the comparable period of 2000 primarily a result of an increase in IntraLATA minutes and access line growth.

Access revenue reflects the impact of approximately $1,000 of revenue reductions resulting from modifications to CT's access settlements formula calculation, and changes to jurisdictional minutes of use. These items are anticipated to negatively impact CT's revenues by a similar amount per quarter over the remainder of the year and beyond.

Local service revenue increased $573 for the three months ended March 31, 2001, as compared to the same period last year, primarily as a result of the increase in access lines.

Enhanced services revenue increased $252 for the three months ended March 31, 2001 in comparison to the same period last year primarily as a result of increases in Caller ID and custom calling sales.

Toll revenue decreased $440 for the three months ended March 31, 2001 as compared to the comparable period of 2000, primarily a result of a loss of market share due to customers selecting alternate service providers with lower rate offerings.

Costs and expenses excluding depreciation, amortization and management fees for the quarter ended March 31, 2001 were $17,240 as compared to $16,679 for the quarter ended March 31, 2000. Contributing to the increase of $561 or 3.4% is an increase in payroll resulting from annual salary increases and quarterly performance-based incentives. Also contributing to the increase are higher costs associated with increased penetration of enhanced services, particularly Caller ID, and higher management information systems charges due to increased capacity requirements, partially offset by lower costs associated with reduced toll minutes.

CTSI

CTSI sales were $20,658 (edge-out $16,835; expansion $3,823) for the quarter ended March 31, 2001 as compared to $14,562 (edge-out $12,313; expansion $2,249) for the same period in 2000. The increase of $6,096 (edge-out $4,522; expansion $1,574) or 41.9% primarily represents an increase in local service, access, residential and long-distance business revenues. The increase in revenue for both the edge-out and expansion markets is primarily the result of an increase in installed access lines. At March 31, 2001, CTSI had 124,999 (edge-out 101,508; expansion 23,491) installed access lines versus 95,728 (edge-out 81,097; expansion 14,631) installed access lines at March 31, 2000. Also contributing to the increase in access revenue was an increase in ISP traffic and non-recurring trunking circuit installation revenue. At March 31, 2001, CTSI recorded approximately 11.0% of its revenues for reciprocal compensation revenues as compared to 5.7% for the same period last year. Regulatory developments during recent months are expected to affect CTSI's revenues in future periods. See "Legislative and Regulatory Developments."

Costs and expenses, excluding depreciation, amortization and management fees were $18,906 (edge-out $13,901; expansion $5,005) and $17,599 (edge-out $12,305;
expansion $5,294) for the quarters ended March 31, 2001 and 2000, respectively. The increase for the three month period represents expenses for leased loop charges, circuit rentals, engineering costs, collection expense and terminating access from independent local exchange carriers; partially offset by lower employee-related costs especially in the expansion markets and non-recurring unbundled loop credits.

Other

Other sales were $9,610 and $10,841 for the quarters ended March 31, 2001 and 2000, respectively. The decline of $1,231 is due to a decline in CC sales of $1,158 or 22.8% and decreased CLD sales of $546 or 24.0%, offset by an increase in epix sales of $172 or 5.1% reflecting additional dial-up Internet access customers. Jack Flash contributed $301 to the growth in sales.

Decreased CC sales primarily reflect lower premises distribution system (cabling projects) revenue. Decreased CLD sales reflect customers switching to alternate long-distance providers due to CLD's above-average long-distance rates.

Other costs and expenses, excluding depreciation, amortization and management fees were $9,361 and $9,949 for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily due to lower costs of CC and CLD due in part to lower sales, offset by increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix and Jack Flash.

Adjusted EBITDA - (Earnings before interest, taxes, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                                              Quarters ended
                                                 March 31,
                                           -------------------
                                            2001        2000
                                           -------    --------
CT                                         $29,138     $27,343
CTSI - edge-out                              2,835         (73)
CTSI - expansion                            (1,182)     (3,045)
                                           -------     -------

Total CTSI                                   1,653      (3,118)
                                           -------     -------
Other                                          348         773
                                           -------     -------
Total                                      $31,139     $24,998
                                           =======     =======

Adjusted EBITDA was $31,139 and $24,998 for the quarters ended March 31, 2001 and 2000, respectively. The increase of $6,141 or 24.6% is primarily due to increased consolidated sales, partially offset by increased costs and expenses of CTSI and CT.

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

Depreciation and amortization

Consolidated depreciation and amortization increased $2,641 or 20.4% for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2000 and 2001.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on CTE's revolving credit facilities and amortization of debt issuance costs. The Company has interest rate swaps on $75,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Consolidated interest expense was $5,606 and $4,350 for the quarters ended March 31, 2001 and 2000, respectively; this represents an increase of $1,256 or 28.9% from the comparable period of 2000. The increase in interest is primarily due to additional net borrowings on the credit facility of $81,000 in 2000 primarily to fund CTSI's expansion. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 46.8% and 49.0% for the quarters ended March 31, 2001 and 2000, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit.

Legislative and Regulatory Developments

Prices for CT's local and in-state long distance services are regulated by the Pennsylvania Public Utility Commission ("PUC"). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to rebalance rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Prices for CT's interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 29.3% of its telephone service revenues, are regulated by the Federal Communications Commission ("FCC") based on the "average schedule" formulas proposed by the National Exchange Carrier Association. In September 2000, the Multi-Association Group (MAG), consisting of the National Rural Telecom Association, National Cooperative Association, Organization for the Promotion and Advancement of Small Telecommunications Companies and United States Telecom Association, filed a petition with the FCC proposing a reform of the interstate access charge structure for small telephone companies. If approved, the MAG proposal would allow companies such as CT to convert to a form of incentive regulation similar in some respects to CT's existing alternative regulation plan in Pennsylvania. The FCC has solicited comments on the proposal, but we are unable to predict the outcome at this time.

Early in 2001, the U.S. House of Representatives passed a bill (H.R. 496) that would substantially streamline the regulation of small telephone companies, including CT, and would allow CT considerably more flexibility in setting its interstate access charges than under present rules. This bill cannot become law unless it is passed by the Senate, and the timing of Senate consideration is unknown at this time.

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

On April 11, 2001, in another development related to the global decision, the PUC ordered Verizon to implement a "functional separation" of its wholesale and retail operations in lieu of the complete separation of Verizon's business that was ordered in the global decision. The PUC directed Verizon to separate its wholesale and retail units through the application of a "Code of Conduct" which is intended to assure non-discriminatory access to Verizon's wholesale division by CLECs. Verizon must also create a separate advanced services affiliate, as required by the Bell Atlantic/GTE merger conditions. The PUC also imposed the following requirements: increased penalties for violation of performance metrics, reduction of unbundled loop rates in the most rural areas of Pennsylvania, institution of informal collaborative meetings on advanced services and line splitting issues, and Verizon's withdrawal of all appeals of the global order.

On April 27, 2001, the FCC released an order adopting new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers ("ISPs"). Under the new rules, which are expected to take effect in June, the amount of compensation payable to CTSI on calls to ISPs will be limited (under certain conditions) to $.0015 per minute for the first six months after the rules take effect, $.0010 per minute for the next eighteen months, and $.0007 per minute thereafter. These rates are substantially lower than the compensation CTSI is currently collecting in Pennsylvania, where the effective rates can be as high as $.002814 per minute. During the first quarter 2001, CTSI recorded approximately $1,846 or 11.0% of its edge-out market revenues for reciprocal compensation revenues associated with ISP traffic. This compares to $697 or 5.7% for the same period last year.

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

In recent months, AT&T has asserted that certain non-dominant providers' switched access rates are unreasonable, and has demanded a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. The District Court has referred certain legal issues to the FCC for its recommendation, and the FCC has not acted at this time on issues relating to previously-billed access charges. On April 27, 2001, the FCC released an order adopting new rules to limit the access charges of non-dominant providers. Under these rules, which are expected to take effect in June, carriers such as CTSI will have to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's current interstate access charges are as high as 4.5 cents per minute). After one year, this rate ceiling will be reduced to 1.8 cents, and after two years to 1.2 cents per minute. Currently, interstate access revenue accounts for approximately 5.6% of CTSI's edge-out market revenue. This decision will result in substantial reductions in CTSI's billed access charges; but, by eliminating the current legal uncertainty that has allowed a major interexchange carrier to dispute CTSI's bills, it should result in faster and more complete collection of the billed amounts. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of such proceedings.

CTSI developed a market exit plan for the CLEC expansion markets in Pennsylvania, New York, West Virginia and Ohio. Final market departure is contingent upon state PUC and FCC approval. Such submissions are currently pending before these commissions. Additionally, interconnection agreements and tariffs will need to be cancelled or modified as appropriate.

No assurances can be given as to what future actions Congress, the FCC or other regulatory authorities may take and the effects thereof on the Company and its results of operations.

Liquidity and capital resources:

                                                 March 31,    December 31,
                                                   2001           2000
                                                 --------       --------

Cash and temporary cash investments              $ 25,607       $ 37,046
Working capital deficit                          $(29,756)      $(32,987)
Long-term debt (including current maturities
 and notes payable)                              $287,077       $299,329

                                               Three months ended March 31,
                                                   2001           2000
                                                 --------       --------

Net cash provided by operating activities        $  9,833       $ 21,640
Investing activities:
Additions to property, plant and equipment       $ 12,236       $ 40,403

Cash and temporary cash investments were $25,607 at March 31, 2001 as compared to $37,046 at December 31, 2000. The Company's working capital ratio was .80 to 1 at March 31, 2001 as compared to 0.79 to 1 at December 31, 2000.

For the three months ended March 31, 2001, CTE's net cash provided by operating activities was $9,833 comprised of net income of $5,896, non-cash depreciation and amortization of $15,568 and other non-cash items and working capital changes of ($11,631). Net cash used in investing activities of $11,312 consisted primarily of additions to property, plant and equipment of $12,236. Net cash used in financing activities of $9,960 consisted primarily of redemption of debt of $12,252.

The Company's expects to have adequate resources to meet its short-term obligations and development plans for the CTSI edge-out markets and customer demand for additional capacity and service. Management expects that the restructuring of CTSI will reduce CTSI's demand for capital and significantly improve CTE's overall cash flow. In addition to cash generated from operations and existing credit facilities, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development plans and expenditures.

In April 2001, the Company amended and restated its $30,000 revolving line of credit with CoBank to provide for an additional $35,000 of borrowing capacity and to change certain other terms and conditions of the loan. In addition, in the second quarter of 2001, the Company has entered into additional interest rate swap agreements totaling $55,000.

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

(Dollars in thousands)
                                                            Approximate
                       Maturity                Notional     fair value as of
                       date       Fixed rate   amount       March 31, 2001
                       -------------------------------------------------------

Variable to fixed:
Hedge 1                2002        6.00%       $15,000          $(264)
Hedge 2                2002        6.01%       $10,000          $(142)
Hedge 3                2004/(a)/   5.78%       $20,000          $(581)
Hedge 4                2002/(b)/   6.13%       $15,000          $(598)
Hedge 5                2002        6.36%       $15,000          $(390)

/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None

Item 6.   Exhibits And Reports On Form 8-K

          (a)  Exhibits

               (4) Instruments defining the rights of security holders,
                   including indentures

                   (a) Amended and restated line of credit agreement dated as of April 6, 2001 by and between Commonwealth Telephone Company as borrower and CoBank, ACB.



          (b)  Reports on Form 8-K

          None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001    Commonwealth Telephone Enterprises, Inc.


                           /s/ Donald P. Cawley
                           --------------------
                           Donald P. Cawley
                           Senior Vice President and
                           Chief Accounting Officer