Form 10-Q
period 2001-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2001-08-14
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 2001

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

YES  X         NO

As of June 30, 2001 there were 21,274,230 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,071,853 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations and Comprehensive Income
          Quarters and Six Months ended
          June 30, 2001 and 2000

          Condensed Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2001 and 2000

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
                                   (Unaudited)

                                                  Quarters ended             Six months ended
                                                     June 30,                   June 30,
                                                 2001          2000          2001         2000
                                             -----------   -----------    -----------  ----------

Sales                                        $    76,467   $    71,120  $   153,413      $ 140,845
Costs and expenses, excluding
 management fees and depreciation
 and amortization                                 44,060        47,179       89,567         91,406
Management fees                                      300           500          600          1,000
Depreciation and amortization                     16,020        13,771       31,588         26,698
Restructuring charges (reversals)                 (3,410)            -       (3,410)             -
                                             -----------   -----------  -----------      ---------

Operating income                                  19,497         9,670       35,068         21,741
Interest and dividend income                         365           737        1,565          1,638
Interest expense                                  (4,752)       (4,945)     (10,358)        (9,295)
Other income, net                                    301           390           72            551
                                             -----------   -----------  -----------      ---------

Income before income taxes                        15,411         5,852       26,347         14,635
Provision for income taxes                         7,014         3,590       12,191          8,003
                                             -----------   -----------  -----------      ---------

Income before equity in unconsolidated entities    8,397         2,262       14,156          6,632
Equity in income of unconsolidated entities        1,272           911        1,409          1,141
                                             -----------   -----------  -----------      ---------

Net income                                   $     9,669   $     3,173  $    15,565      $   7,773
                                             ===========   ===========  ===========      =========
Net income                                   $     9,669   $     3,173  $    15,565      $   7,773

Cumulative effect of accounting change for
 derivative instruments                                -             -         (280)             -

Unrealized gain (loss) on derivative instruments     341             -       (1,124)             -

Income tax (provision) benefit                      (119)            -          491              -
                                             -----------   -----------  -----------      ---------
Comprehensive net income                     $     9,891   $     3,173  $    14,652      $   7,773
                                             ===========   ===========  ===========      =========


Basic earnings per share:
 Net income                                  $      0.42   $      0.14  $      0.68      $    0.35
                                             ===========   ===========  ===========      =========

 Weighted average shares outstanding          23,049,794    22,458,881   22,989,850     22,372,606

Diluted earnings per share:
 Net income                                  $      0.41   $      0.14  $      0.66      $    0.34
                                             ===========   ===========  ===========      =========

 Weighted average shares and common
  stock equivalents outstanding               23,472,540    23,202,882   23,450,962     23,199,456


See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         (Unaudited)
                                                           June 30,    December 31,
                                                             2001          2000
                                                          ---------     ---------

ASSETS
Current assets:
  Cash and temporary cash investments                     $  26,189      $  37,046
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $3,205 at
    June 30, 2001 and $2,525 at December 31, 2000            55,511         49,347
  Other current assets                                       35,011         40,554
                                                          ---------      ---------

Total current assets                                        116,711        126,947

Property, plant and equipment, net of accumulated
  depreciation of $358,312 at June 30, 2001 and
  $331,128 at December 31, 2000                             423,002        426,122
Investments                                                   9,401          9,367
Deferred charges and other assets                            19,670         19,167
Unamortized debt issuance costs                               1,120          1,241
                                                          ---------      ---------

Total assets                                              $ 569,904      $ 582,844
                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                    $   9,010      $   9,010
  Accounts payable                                           33,547         39,851
  Notes payable                                              65,000         30,000
  Accrued restructuring expenses                             14,290         21,825
  Accrued expenses                                           56,094         54,085
  Other current liabilities                                   4,725          5,163
                                                          ---------      ---------

Total current liabilities                                   182,666        159,934

Long-term debt                                              195,814        260,319
Deferred income taxes                                        26,413         26,643
Other liabilities                                            28,325         22,665
Common shareholders' equity:
  Common stock                                               27,189         26,824
  Additional paid-in capital                                253,402        245,396
  Deferred compensation                                      (5,236)        (6,529)
  Accumulated other comprehensive (loss)                       (913)             -
  Retained earnings (deficit)                                (6,722)       (22,287)
  Treasury stock at cost, 3,823,383 shares at
   June 30, 2001 and 3,798,383 shares at
   December 31, 2000                                       (131,034)      (130,121)
                                                          ---------      ---------

Total common shareholders' equity                           136,686        113,283
                                                          ---------      ---------

Total liabilities and shareholders' equity                $ 569,904      $ 582,844
                                                          =========      =========


See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 39,440   $ 31,332

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment                (29,297)   (81,469)
 Other                                                     2,215      1,221
                                                        --------   --------

 Net cash used in investing activities                   (27,082)   (80,248)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of long-term debt                               35,000     46,000
 Redemption of long-term debt                            (64,505)    (4,505)
 Proceeds from exercise of stock options                   5,932      2,912
 Capital lease obligation                                    358          -
                                                        --------   --------

 Net cash provided by (used in) financing activities     (23,215)    44,407
                                                        --------   --------

 Net decrease in cash and
  temporary cash investments                             (10,857)    (4,509)
                                                        --------   --------

Cash and temporary cash investments
 at beginning of year                                     37,046     21,183
                                                        --------   --------

Cash and temporary cash investments at
 June 30,                                               $ 26,189   $ 16,674
                                                        ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                               $ 10,031   $  8,793
                                                        ========   ========

 Income taxes                                           $  3,243   $  8,872
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

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), the nation's eighth largest publicly traded independent incumbent local exchange carrier ("ILEC"); CTSI, LLC ("CTSI"), a competitive local exchange carrier ("CLEC"); and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix(R) Internet Services ("epix"); the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

On December 6, 2000, CTE announced that it would exit CTSI's five expansion markets ("expansion") (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) and focus on the three original edge-out markets ("edge-out") (Wilkes-Barre/ Scranton/Hazleton, PA; Harrisburg, PA; and Lancaster/Reading/York, PA). These markets are immediately adjacent to CT, and can best leverage certain infrastructure and resources. The restructuring will permit CTSI to improve its near-term cash flow, improve profitability and reduce the demand for capital. During the second quarter of 2001, the Company assigned certain customers in the New York and Ohio expansion markets to a competitive provider. Subsequently, in July 2001, this competitive provider purchased certain of the Company's assets in the New York markets.

2. Segment Information - Financial information by business segment is as follows:




Quarter ended June 30, 2001
----------------------------

                                                        CTSI         CTSI         Total
                                            CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                         --------     ---------    ----------     -------    --------   ------------

Sales                                     $49,418      $18,266      $  1,747       $20,013   $10,495        $79,926
Elimination of intersegment sales           3,166          172             7           179       114          3,459
External sales                             46,252       18,094         1,740        19,834    10,381         76,467
Adjusted EBITDA                            29,342        4,226        (1,468)        2,758         7         32,107
Depreciation and amortization              10,484                                    4,206     1,330         16,020
Restructuring charges (reversals)               -                                   (3,410)        -         (3,410)
Operating income (loss)                    18,858                                    1,962    (1,323)        19,497
Interest expense, net                      (1,879)                                       -    (2,508)        (4,387)
Other income (expense), net                  (365)                                     489       177            301
Income (loss) before income taxes          16,614                                    2,451    (3,654)        15,411
Provision (benefit) for income
 taxes                                      7,017                                    1,303    (1,306)         7,014
Equity in income of unconsolidated entities     -                                    1,272         -          1,272
Net income (loss)                           9,597                                    2,420    (2,348)         9,669

Quarter ended June 30, 2000
----------------------------

                                                        CTSI         CTSI        Total
                                            CT        Edge-Out     Expansion      CTSI        Other      Consolidated
                                         ---------    --------    -----------   ---------   ---------    ------------

Sales                                    $ 48,086       $12,634      $ 2,732     $15,366     $11,236       $74,688
Elimination of intersegment sales           3,255           140           12         152         161         3,568
External sales                             44,831        12,494        2,720      15,214      11,075        71,120
Adjusted EBITDA                            27,626           141       (4,147)     (4,006)       (179)       23,441
Depreciation and amortization               9,084                                  3,529       1,158        13,771
Operating income (loss)                    18,542                                 (7,535)     (1,337)        9,670
Interest expense, net                      (1,515)                                     -      (2,693)       (4,208)
Other income (expense), net                   (16)                                   402           4           390
Income (loss) before income taxes          17,011                                 (7,133)     (4,026)        5,852
Provision (benefit) income
 taxes                                      7,151                                 (2,177)     (1,384)        3,590
Equity in income of unconsolidated entities     -                                    911           -           911
Net income (loss)                           9,860                                 (4,045)     (2,642)        3,173


Six months ended June 30, 2001
------------------------------

                                                        CTSI         CTSI        Total
                                            CT        Edge-Out     Expansion      CTSI        Other      Consolidated
                                         ---------    --------    -----------   ---------   ---------    ------------
Sales                                    $ 99,401       $35,204      $ 5,576     $40,780     $20,208      $160,389
Elimination of intersegment sales           6,471           275           13         288         217         6,976
External sales                             92,930        34,929        5,563      40,492      19,991       153,413
Adjusted EBITDA                            58,480         7,061       (2,650)      4,411         355        63,246
Depreciation and amortization              20,801                                  8,154       2,633        31,588
Restructuring charges (reversals)               -                                 (3,410)          -        (3,410)
Operating income (loss)                    37,679                                   (333)     (2,278)       35,068
Interest expense, net                      (2,838)                                    (1)     (5,954)       (8,793)
Other income (expense), net                  (396)                                   513         (45)           72
Income (loss) before income taxes          34,445                                    179      (8,277)       26,347
Provision (benefit) income
 taxes                                     14,545                                    555      (2,909)       12,191
Equity in income of unconsolidated entities     -                                  1,409           -         1,409
Net income (loss)                          19,900                                  1,033      (5,368)       15,565


Six months ended June 30, 2000
------------------------------

                                                        CTSI         CTSI        Total
                                            CT        Edge-Out     Expansion      CTSI        Other      Consolidated
                                         ---------    --------    -----------   ---------   ---------    ------------
Sales                                    $ 95,173       $25,090      $ 4,988     $30,078     $22,287      $147,538
Elimination of intersegment sales           6,020           283           19         302         371         6,693
External sales                             89,153        24,807        4,969      29,776      21,916       140,845
Adjusted EBITDA                            54,969            68       (7,192)     (7,124)        594        48,439
Depreciation and amortization              17,832                                  6,713       2,153        26,698
Operating income (loss)                    37,137                                (13,837)     (1,559)       21,741
Interest expense, net                      (2,796)                                     -      (4,861)       (7,657)
Other income (expense), net                   (84)                                   487         148           551
Income (loss) before income taxes          34,257                                (13,350)     (6,272)       14,635
Provision (benefit) income
 taxes                                     14,423                                 (4,272)     (2,148)        8,003
Equity in income of unconsolidated entities     -                                  1,141           -         1,141
Net income (loss)                          19,834                                 (7,937)     (4,124)        7,773

We believe that adjusted EBITDA is an alternate measure of operations which (1) gauges the Company's ability to control costs and increase overall profitability and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

3. Revenue Recognition - Local telephone service is recorded based on tariffed rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from local telephone, Internet access and long-distance telephone services are earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. CTE defers and amortizes installation revenue as well as direct incremental service installation costs over an estimated customer life, as provided for in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." CTE carries in the Consolidated Balance Sheets a deferred credit of $6,078 as of June 30, 2001 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $6,078 as of June 30, 2001 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit.

5. CTE Stock Options and Restricted Stock - At June 30, 2001, CTE has approximately 1,489,000 options outstanding at exercise prices ranging from $8.909 to $54.3125. During the first six months of 2001, 536,500 options were granted, 46,600 options were canceled and 361,009 options were exercised, yielding cash proceeds of $5,932. As provided for in the Company's 1996 Equity Incentive Plan, CTE has granted 130,000 shares of restricted stock, of which 32,500 shares were vested during the second quarter of 2001. The compensation cost recognized in 2001 was $596, net of cancellations, in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to dilutive common stock equivalents.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                    Quarter ended         Six months ended
                                                       June 30,                June 30,
                                              ------------------------ -----------------------
                                                  2001         2000        2001        2000
                                              -----------  ----------- ----------- -----------
Net income                                    $     9,669  $     3,173 $    15,565 $     7,773
                                              ===========  =========== =========== ===========
Basic earnings per share:

Weighted average shares outstanding            23,049,794   22,458,881  22,989,850  22,372,606
                                              ===========  =========== =========== ===========
Net income per share                          $      0.42  $      0.14 $      0.68 $      0.35
                                              ===========  =========== =========== ===========
Diluted earnings per share:

Weighted average shares outstanding            23,049,794   22,458,881  22,989,850  22,372,606
Dilutive shares resulting from common
 stock equivalents                                422,746      744,001     461,112     826,850
                                              -----------  ----------- ----------- -----------
Weighted average shares and common
 stock equivalents outstanding                 23,472,540   23,202,882  23,450,962  23,199,456
                                              ===========  =========== =========== ===========
Net income per share                          $      0.41  $      0.14 $      0.66 $      0.34
                                              ===========  =========== =========== ===========

7. Derivative Instruments - CTE utilizes interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

Effective January 1, 2001, the Company adopted the provisions of SFAS 138:
"Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an Amendment of FAS 133", in accounting for its interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on the Company's Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2001 was ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive income. In the first six months ended June 30, 2001, the Company recorded an adjustment of $1,176 to adjust the fair value of the swaps to ($1,456).

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. The Company calculates the excess in the present value of the cumulative change in cash flows related to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. The Company recorded ($52) in current earnings as the ineffective portion of the hedges for the six months ended June 30, 2001, with a corresponding offset to accumulated other comprehensive loss.

8. Restructuring - In order to enhance CTSI's near-term cash flow and reduce CTSI's capital requirements, in December 2000, the Company announced its intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, CTE recorded an estimated restructuring charge in 2000 of $99,713 ($64,813 after tax). In the 2001 second quarter, CTE reversed $3,410 ($2,217 after tax) of the restructuring charge as a result of negotiating an unanticipated favorable settlement associated with certain committed equipment purchases and advisory fees.

Accrued restructuring expense comprises the following:

                                          Balance                 Reversal     Balance
                                        December 31,                of         June 30,
                                            2000      Payments   Provision       2001
                                        ------------  ---------  ----------  ----------
Employee termination benefits              $ 1,056     $  (922)    $     -     $   134
Contract terminations and settlements       15,294      (2,487)     (1,810)     10,997
Removal and restoration costs                2,286         (17)          -       2,269
Investment advisory and other fees           3,189        (699)     (1,600)        890
                                           -------     -------     -------     -------
Total accrued restructuring expenses       $21,825     $(4,125)    $(3,410)    $14,290
                                           =======     =======     =======     =======

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

Results of Operations:

Quarters ended June 30, 2001 vs June 30, 2000

The Company's consolidated sales were $76,467 and $71,120 for the quarters ended June 30, 2001 and 2000, respectively. Contributing to the sales increase of $5,347 or 7.5% were higher sales of CT of $1,421 and CTSI of $4,620, partially offset by a decline in Other sales of $694.

The Company's consolidated operating income was $19,497 for the quarter ended June 30, 2001 as compared to $9,670 for the quarter ended June 30, 2000. The increase in operating income of $9,827 was primarily the result of increased consolidated sales, lower costs in providing these sales and the reversal of certain restructuring expenses, partially offset by increased consolidated depreciation expense.

Consolidated net income was $9,669 or $0.41 per diluted share for the quarter ended June 30, 2001 and $3,173 or $0.14 per diluted share for the quarter ended June 30, 2000. Contributing to the increase of $6,496 is the increase in operating income discussed above, partially offset by an increase in the provision for income taxes.

Six months ended June 30, 2001 vs June 30, 2000

Consolidated sales were $153,413 and $140,845 for the six months ended June 30, 2001 and 2000, respectively. Contributing to the sales increase of $12,568 or 8.9% were higher sales of CT of $3,777 and CTSI of $10,716, partially offset by a decline in Other sales of $1,925.

The Company's consolidated operating income was $35,068 for the six months ended June 30, 2001 as compared to $21,741 for the six months ended June 30, 2000. The increase in operating income of $13,327 or 61.3% was primarily the result of increased consolidated sales, lower costs in providing these sales and the reversal of certain restructuring expenses, partially offset by increased consolidated depreciation expense.

Consolidated net income was $15,565 or $0.66 per diluted share for the six months ended June 30, 2001 and $7,773 or $0.34 per diluted share for the six months ended June 30, 2000. Contributing to the increase of $7,792 is the increase in operating income discussed above, partially offset by an increase in the provision for income taxes.

Selected operating data:

                                         June 30,
                                     ----------------
                                       2001     2000    % Change
                                     -------  -------   --------
CTSI edge-out installed
 access lines                        105,090   90,732      15.8%

CT installed access lines            323,971  306,772       5.6%

Commonwealth Telephone Company

Sales were $46,252 and $44,831 for the quarters ended June 30, 2001 and 2000, respectively. The sales increase of $1,421 or 3.2% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 17,199 or 5.6%. CT's successful marketing of residential additional lines contributed to the access line growth. Residential additional line penetration was 37.2% at June 30, 2001 as compared to 31.3% at June 30, 2000.

CT's sales were $92,930 and $89,153 for the six months ended June 30, 2001 and 2000, respectively. The sales increase of $3,777 or 4.2% is primarily due to higher access and local service revenues resulting from an increase in installed access lines. Interstate access revenue increased $734 and $1,286 for the three and six months ended June 30, 2001, versus the comparable periods of 2000, primarily from the growth in access lines and minutes of use.

State access revenue increased $706 and $1,859 in the three and six months ended June 30, 2001 as compared to the comparable periods of 2000, primarily a result of an increase in IntraLATA and ITORP terminating minutes and access line growth, offset by a reduction in the state tax adjustment surcharge.

Access revenue reflects the impact of approximately $1,000 per quarter of revenue reductions resulting from modifications to CT's access settlements formula calculation, and changes to jurisdictional minutes of use. Subsequently, these items are anticipated to negatively impact CT's revenues by a similar amount per quarter.

Local service revenue increased $329 and $902 for the three and six months ended June 30, 2001, as compared to the same periods last year, primarily as a result of the increase in access lines.

Enhanced services revenue increased $232 and $484 for the three and six months ended June 30, 2001 in comparison to the same periods last year primarily as a result of increases in Caller ID and custom calling sales.

Toll revenue decreased $462 and $902 for the three and six months ended June 30, 2001 as compared to the comparable periods of 2000, primarily a result of a loss of market share due to customers selecting alternate lower cost service providers.

Costs and expenses excluding depreciation, amortization and management fees for the quarter ended June 30, 2001 were $16,610 as compared to $16,905 for the quarter ended June 30, 2000. Contributing to the decrease of $295 or 1.8% is favorable reductions in capital stock and Public Utility Realty Tax ("PURTA"). Also contributing to the decrease is lower costs associated with reduced toll minutes, partially offset by higher payroll costs resulting from annual salary increases and quarterly payroll performance-based incentives, slightly higher costs associated with increased penetration of enhanced services, particularly Caller ID, and higher management information systems charges due to mainframe capacity upgrades.

For the six month period ending June 30, 2001, costs and expenses excluding depreciation, amortization and management fees were $33,850 as compared to $33,584 for the six months ended June 30, 2000. Contributing to the increase of $266 or 0.8% is higher payroll costs resulting from annual salary increases and quarterly payroll performance-based incentives. Also contributing to the increase are higher costs associated with increased penetration of enhanced services, particularly Caller ID, and higher management information systems charges due to increased capacity requirements. These are partially offset by favorable reductions in capital stock tax and PURTA taxes and also lower costs associated with reduced toll minutes.

CTSI

CTSI sales were $19,834 (edge-out $18,094; expansion $1,740) for the quarter ended June 30, 2001 as compared to $15,214 (edge-out $12,494; expansion $2,720) for the same period in 2000. The increase of $4,620 (edge-out $5,600; expansion ($980)) or 30.4% primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue for the edge-out market is primarily the result of an increase in installed access lines. At June 30, 2001, CTSI had 105,090 edge-out market installed access lines versus 90,732 edge-out market installed access lines at June 30, 2000. Also contributing to the increase in access revenue was an increase in ISP traffic and non-recurring trunking circuit installation revenue of $655. For the quarter ended June 30, 2001, CTSI recorded approximately $2,459 or 13.6% of its edge-out market revenues for reciprocal compensation revenue from ISP traffic, as compared to $778 or 6.2% for the same period last year. Regulatory developments during recent months are expected to affect CTSI's revenues in future periods. See "Legislative and Regulatory Developments."

CTSI sales were $40,492 (edge-out $34,929; expansion $5,563) for the six months ended June 30, 2001 as compared to $29,776 (edge-out $24,807; expansion $4,969) for the same period in 2000. The increase of $10,716 (edge-out $10,122; expansion $594) or 36.0% primarily represents an increase in local service, access, customer point-to-point circuit revenues and long-distance business revenues. The increase in revenue is the result of an increase in access lines of 14,358 in the edge-out markets for the period, ISP traffic and non-recurring trunking circuit installation revenue of $1,206. For the six months ended June 30, 2001, CTSI recorded approximately $4,304 or 12.3% of its edge-out market revenues for reciprocal compensation revenue from ISP traffic, as compared to $1,476 or 5.9% for the same period last year.

Costs and expenses, excluding depreciation, amortization and management fees were $16,977 (edge-out $13,769; expansion $3,208) and $19,139 (edge-out $12,272;
expansion $6,867) for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, costs and expenses, excluding depreciation, amortization and management fees were $35,883 (edge-out $27,670; expansion $8,213) as compared to $36,738 (edge-out $24,577; expansion $12,161) for the six months ended June 30, 2000. Contributing to the increase in expenses for the edge-out markets are increased leased loop charges, circuit rentals, engineering costs, collection expense, employee-related costs and terminating access from independent local exchange carriers. The decline in the expenses of the expansion markets is due to our exit from those markets.

Other

Other sales were $10,381 and $11,075 for the quarters ended June 30, 2001 and 2000, respectively. The decline of $694 is due to a decline in CC sales of $768 or 14.3% and decreased CLD sales of $526 or 24.6%, offset by an increase in epix sales of $287 or 8.4% reflecting additional dial-up Internet access customers. Jack Flash contributed $313 to the growth in sales.

For the six months ended June 30, 2001, Other sales were $19,991 as compared to $21,916 for the six months ended June 30, 2000. The decrease of $1,925 is due to decreased CC sales of $1,926 or 18.4% and decreased CLD sales of $1,072 or 24.3%, offset by an increase in epix sales of $459 or 6.8% reflecting additional dial-up Internet access customers. Jack Flash contributed $614 to the growth in sales.

Decreased CC sales primarily reflect lower premises distribution system (cabling projects) revenue. Decreased CLD sales reflect customers switching to alternate long-distance providers due to CLD's above-average long-distance rates.

Other costs and expenses, excluding depreciation, amortization and management fees were $10,473 and $11,135 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, other costs and expenses, excluding depreciation, amortization and management fees were $19,834 as compared to $21,084 for the six months ended June 30, 2000. The decreases for both the three and six month periods are primarily due to lower costs of CC due in part to lower sales, offset by increased costs, primarily payroll and benefits, transport and network costs associated with the growth of epix and Jack Flash.

Adjusted EBITDA - (Earnings before interest, taxes, restructuring charge (reversal), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                                              Quarters ended                     Six months ended
                                                 June 30,                            June 30,
                                           -------------------                  ------------------
                                            2001        2000                     2001         2000
                                           -------    --------                  -------     -------
CT                                         $29,342     $27,626                  $58,480     $54,969
                                           -------    --------                  -------     -------
CTSI - edge-out                              4,226         141                    7,061          68
CTSI - expansion                            (1,468)     (4,147)                  (2,650)     (7,192)
                                           -------     -------                  -------     -------
Total CTSI                                   2,758      (4,006)                   4,411      (7,124)
                                           -------     -------                  -------     -------
Other                                            7        (179)                     355         594
                                           -------     -------                  -------     -------
Total                                      $32,107     $23,441                  $63,246     $48,439
                                           =======     =======                  =======     =======

Adjusted EBITDA was $32,107 and $23,441 for the quarters ended June 30, 2001 and 2000, respectively. The increase of $8,666 or 37.0% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. Adjusted EBITDA was $63,246 and $48,439 for the six months ended June 30, 2001 and 2000, respectively. The increase of $14,807 or 30.6% is primarily due to increased consolidated sales and decreased consolidated costs and expenses.

We believe that adjusted EBITDA is an alternate measure of operations which (1) gauges the Company's ability to control costs and increase overall profitability and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

Depreciation and amortization

Consolidated depreciation and amortization increased $2,249 or 16.3% for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. For the six months ended June 30, 2001, depreciation and amortization increased $4,890 or 18.3%. The increase for the three and six month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2000 and 2001.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on CTE's revolving credit facilities and amortization of debt issuance costs. The Company has interest rate swaps on $130,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Consolidated interest expense was $4,752 and $4,945 for the quarters ended June 30, 2001 and 2000, respectively; this represents a decrease of $193 or 3.9% from the comparable period of 2000. The decrease in interest expense is primarily due to lower interest rates on variable rate debt not subject to interest rate swaps, partially offset by higher average debt outstanding. Consolidated interest expense was $10,358 and $9,295 for the six months ended June 30, 2001 and 2000, respectively; this represents an increase of $1,063 or 11.4% from the comparable period of 2000. The increase in interest is primarily due to additional net borrowings on the credit facility of $81,000 in 2000 primarily to fund CTSI's expansion, partially offset by lower interest rates in 2001. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 42.0% and 53.1% for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Company's effective income tax rates were 43.9% and 50.7%, respectively. The difference between the effective rates and the amounts computed by applying the statutory federal rate is primarily attributable to state income taxes net of federal benefit. The reduction in our effective tax rate is primarily due to the Company no longer incurring high levels of losses from CTSI's expansion markets that were nondeductible for state tax purposes.

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

Prices for CT's interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 29.7% of its telephone service revenues, are regulated by the Federal Communications Commission ("FCC") based on the "average schedule" formulas proposed by the National Exchange Carrier Association ("NECA"). The FCC is currently evaluating the need to reduce interstate access fees for companies participating in the NECA pool. In September 2000, the Multi-Association Group
(MAG), consisting of the National Rural Telecom Association, National Cooperative Association, Organization for the Promotion and Advancement of

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

As an outgrowth of the global resolution decision, the PUC has initiated a proceeding to establish rates for certain unbundled network elements. The PUC established interim prices for unbundled loops, line sharing, dark fiber and subloops in June, 2001, subject to revision after submission of updated cost studies by Verizon later this year. The PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of certain network elements. In addition, the PUC has opened a proceeding to evaluate various collocation issues.

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

On June 21, 2001, Verizon filed an application with the FCC for permission to provide long-distance services to Pennsylvania customers. The PUC endorsed this application (by a 3-2 vote), advising the FCC that Verizon has fulfilled its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. The FCC must decide whether to approve or reject this application by September 19, 2001. If the FCC approves the application, Verizon will be able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI already offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI if it is able to offer all of the same services as CTSI.

On April 27, 2001, the FCC released an order adopting new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers ("ISPs"). Under the new rules, which took effect in June, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio will be limited (under certain conditions) to $.0015 per minute for the first six months after the rules take effect, $.0010 per minute for the next eighteen months, and $.0007 per minute thereafter. In addition, minutes are capped at a 10% growth rate based on the first quarter 2001 annualized level. These rates are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $.002814 per minute. For the six months ended June 30, 2001, CTSI recorded approximately $4,304 or 12.3% of its edge-out market revenues for reciprocal compensation revenue from ISP traffic. This compares to $1,476 or 5.9% for the same period last year.

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

Since 1998, AT&T has asserted that it has no obligation to purchase switched origination access services from non-dominant providers if it is not satisfied with their rates, and has refused to pay CTSI's invoices for these services. CTSI has billed approximately $7,500 to AT&T for these services. CTSI has brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. AT&T has claimed that CTSI's past interstate switched access rates were unreasonable, and has demanded a reduction in rates to a "competitive" level. The District Court has referred certain legal issues to the FCC for its recommendation, and the FCC has not acted at this time on issues relating to CTSI's previously-billed access charges.

On April 27, 2001, the FCC released an order adopting new rules to limit the access charges of non-dominant providers. Under these rules, which took effect in June, carriers such as CTSI are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's previous interstate access charges were 4.5 cents per minute). After one year, this rate ceiling will be reduced to 1.8 cents, and after two years to 1.2 cents per minute. Currently, interstate access revenue accounts for approximately 4.7% of CTSI's edge-out market revenues. This decision will result in substantial reductions in CTSI's billed access charges; but, by eliminating the current legal uncertainty that has allowed a major interexchange carrier to dispute CTSI's bills, it should result in faster and more complete collection of the billed amounts. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of such proceedings.

CTSI developed a regulatory exit plan for the CLEC expansion markets in Pennsylvania, New York, West Virginia and Ohio. CTSI has obtained approval to withdraw from the New York, Ohio and southeast Pennsylvania expansion markets. Final departure from the West Virginia market has been authorized by the FCC and state PUC pending provision of a final status letter evidencing CTSI's withdrawal.

No assurances can be given as to what future actions Congress, the FCC or other regulatory authorities may take and the effects thereof on the Company and its results of operations.

Liquidity and capital resources:

                                                 June 30,      December 31,
                                                   2001           2000
                                                 --------       --------

Cash and temporary cash investments              $ 26,189       $ 37,046
Working capital deficit                          $(65,955)      $(32,987)
Long-term debt (including current maturities
 and notes payable)                              $269,824       $299,329


   Six months ended June 30,
                                                   2001           2000
                                                 --------       --------

Net cash provided by operating activities        $ 39,440      $ 31,332
Investing activities:
Additions to property, plant and equipment       $ 29,297      $ 81,469

Cash and temporary cash investments were $26,189 at June 30, 2001 as compared to $37,046 at December 31, 2000. The Company's working capital ratio was .64 to

1 at June 30, 2001 as compared to 0.79 to 1 at December 31, 2000.

For the six months ended June 30, 2001, CTE's net cash provided by operating activities was $39,440 comprised of net income of $15,565, non-cash depreciation and amortization of $31,522 and other non-cash items and working capital changes of ($7,647). Net cash used in investing activities of $27,082 consisted primarily of additions to property, plant and equipment of $29,297. Net cash used in financing activities of $23,215 consisted primarily of redemption of debt of ($29,505), partially offset by proceeds of stock option exercises of $5,932.

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

In April 2001, the Company amended and restated its $30,000 revolving line of credit with CoBank to provide for an additional $35,000 of borrowing capacity and to change certain other terms and conditions of the loan. The Company used the funds to retire higher-cost debt of the First Union revolving credit facility. In addition, in the second quarter of 2001, the Company entered into additional interest rate swap agreements totaling $55,000 in order to maintain a targeted mix of floating and fixed rated debt.

The table below provides information about the Company's interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to the Company by the financial institutions with which it has swap contracts using appropriate valuation methodologies.

(Dollars in thousands)

                                                            Approximate
                       Maturity                Notional     fair value as of
                       date       Fixed rate   amount       June 30, 2001
                       -------------------------------------------------------
Variable to fixed:
Hedge 1                2002        6.00%       $15,000          $(285)
Hedge 2                2002        6.01%       $10,000          $(153)
Hedge 3                2004/(a)/   5.78%       $20,000          $(509)
Hedge 4                2002/(b)/   6.13%       $15,000          $(517)
Hedge 5                2002        6.36%       $15,000          $(395)
Hedge 6                2006        5.40%       $35,000          $ 422
Hedge 7                2003        4.75%       $20,000          $ (19)

/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 9, 2001. Matters submitted to the Company's shareholders included:

1) The election of the following Class II Directors to serve for a term of three (3) years:

          Nominee                  For           Withheld
          -------                  ----------------------
          Michael J. Mahoney       45,326,307   1,610,093
          Frank M. Henry           45,326,307   1,610,093
          Eugene Roth, Esq.        45,326,307   1,610,093
          John J. Whyte            45,326,307   1,610,093

          Additional Directors whose term of office as a Director continued after the meeting included:

          James Q. Crowe
          Michael A. Adams
          Stuart E. Graham
          Richard R. Jaros
          Timothy J. Stoklosa
          David C. McCourt
          Daniel E. Knowles
          Walter Scott, Jr.
          David C. Mitchell


2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2001.


                For                Against        Abstain
                -----------------------------------------

                45,233,602        1,686,871          15,927




Item 6.   Exhibits And Reports On Form 8-K
          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

          On July 11, 2001, the Company filed a report on Form 8-K to disclose selected historical quarterly data pertaining to CTSI's edge-out markets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001    Commonwealth Telephone Enterprises, Inc.


                           /s/ Donald P. Cawley
                           --------------------
                           Donald P. Cawley
                           Senior Vice President and
                           Chief Accounting Officer