Form 10-Q
period 2001-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2001-11-14
CIK 310433

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 2001

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

YES  X         NO

As of September 30, 2001 there were 21,346,311 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,069,153 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                   COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                      INDEX



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations and Comprehensive Income
           Quarters and Nine Months ended
           September 30, 2001 and 2000

           Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

          SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)


                                                  Quarters ended             Nine months ended
                                                   September 30,                September 30,
                                                 2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Sales                                        $    76,223   $    73,721   $   229,636   $   214,566
Costs and expenses, excluding
 management fees and depreciation
 and amortization                                 39,681        50,757       129,248       142,163
Management fees                                      300           500           900         1,500
Depreciation and amortization                     16,377        15,313        47,965        42,011
Restructuring charges (reversals)                 (5,268)            -        (8,678)            -
                                             -----------   -----------   -----------   -----------

Operating income                                  25,133         7,151        60,201        28,892
Interest and dividend income                         655         1,010         2,220         2,648
Interest expense                                  (4,298)       (5,613)      (14,656)      (14,908)
Other income (expense), net                          262           (29)          334           522
                                             -----------   -----------   -----------   -----------

Income before income taxes                        21,752         2,519        48,099        17,154
Provision for income taxes                         3,968         2,072        16,159        10,075
                                             -----------   -----------   -----------   -----------

Income before equity in unconsolidated entities   17,784           447        31,940         7,079
Equity in income of unconsolidated entities          200           271         1,609         1,412
                                             -----------   -----------   -----------   -----------

Net income                                   $    17,984   $       718   $    33,549   $     8,491

Cumulative effect of accounting change for
 derivative instruments, net of tax                    -             -          (182)            -

Unrealized loss on derivative
 instruments, net of tax                          (2,574)            -        (3,305)            -
                                             -----------   -----------   -----------   -----------
Comprehensive net income                     $    15,410   $       718   $    30,062   $     8,491
                                             ===========   ===========   ===========   ===========


Basic earnings per share:
 Net income                                  $      0.77   $      0.03   $      1.45   $      0.38
                                             ===========   ===========   ===========   ===========

 Weighted average shares outstanding          23,307,195    22,547,906    23,096,803    22,431,467

Diluted earnings per share:
 Net income                                  $      0.76   $      0.03   $      1.43   $      0.37
                                             ===========   ===========   ===========   ===========

 Weighted average shares and common
  stock equivalents outstanding               23,679,606    23,123,559    23,523,206    23,174,242

See accompanying notes to Condensed Consolidated Financial Statements.

          COMMONWEALTH TELEPHONE ENTERPRISES, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                         (Unaudited)
                                                         September 30,  December 31,
                                                             2001          2000
                                                         -----------    -----------
ASSETS
Current assets:

  Cash and temporary cash investments                     $  32,666      $  37,046
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $3,982 at
    September 30, 2001 and $2,525 at December 31, 2000       60,498         49,347
  Other current assets                                       34,883         40,554
                                                          ---------      ---------

Total current assets                                        128,047        126,947

Property, plant and equipment, net of accumulated
  depreciation of $369,000 at September 30, 2001
  and $331,128 at December 31, 2000                         423,177        426,122
Investments                                                  10,360          9,367
Deferred charges and other assets                            19,890         19,167
Unamortized debt issuance costs                               1,024          1,241
                                                          ---------      ---------

Total assets                                              $ 582,498      $ 582,844
                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                    $   9,010      $   9,010
  Accounts payable                                           32,162         39,851
  Notes payable                                              65,000         30,000
  Accrued restructuring expenses                              8,888         21,825
  Accrued expenses                                           51,560         54,085
  Other current liabilities                                   4,712          5,163
                                                          ---------      ---------

Total current liabilities                                   171,332        159,934

Long-term debt                                              188,562        260,319
Deferred income taxes                                        33,982         26,643
Other liabilities                                            34,250         22,665
Common shareholders' equity:
  Common stock                                               27,250         26,824
  Additional paid-in capital                                255,120        245,396
  Deferred compensation                                      (4,740)        (6,529)
  Accumulated other comprehensive (loss)                     (3,486)             -
  Retained earnings (deficit)                                11,262        (22,287)
  Treasury stock at cost, 3,821,883 shares at
   September 30, 2001 and 3,798,383 shares at
   December 31, 2000                                       (131,034)      (130,121)
                                                          ---------      ---------

Total common shareholders' equity                           154,372        113,283
                                                          ---------      ---------

Total liabilities and shareholders' equity                $ 582,498      $ 582,844
                                                          =========      =========

See accompanying notes to Condensed Consolidated Financial Statements.

           COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 69,117   $ 37,595

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment                (46,501)  (114,784)
 Other                                                     2,109        373
                                                        --------   --------

 Net cash used in investing activities                   (44,392)  (114,411)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of long-term debt                               35,000     81,000
 Redemption of long-term debt                            (71,757)    (6,757)
 Proceeds from exercise of stock options                   7,014      3,386
 Capital lease obligation                                    318          -
 Other                                                       320        250
                                                        --------   --------

 Net cash provided by (used in) financing activities     (29,105)    77,879
                                                        --------   --------

 Net increase (decrease) in cash and
  temporary cash investments                              (4,380)     1,063
                                                        --------   --------

Cash and temporary cash investments
 at beginning of year                                     37,046     21,183
                                                        --------   --------

Cash and temporary cash investments at
 September 30,                                          $ 32,666   $ 22,246
                                                        ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                               $ 14,067   $ 14,073
                                                        ========   ========

 Income taxes                                           $  6,243   $ 10,418
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

1. Background and Basis of Presentation - Commonwealth Telephone Enterprises, Inc. ("CTE" or the "Company") consists of Commonwealth Telephone Company ("CT"), a rural incumbent local exchange carrier ("RLEC"); CTSI, LLC ("CTSI"), a competitive local exchange carrier ("CLEC"); and support businesses ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; epix(R) Internet Services ("epix"); the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services.

2. Segment Information - Financial information by business segment is as follows:


Quarter ended September 30, 2001
--------------------------------


                                                                 CTSI         CTSI         Total
                                                    CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                                 --------      --------     ---------     -------    -------    ------------
Sales                                             $50,748       $19,047      $     -      $19,047    $10,173       $79,968
Elimination of intersegment sales                   3,308           158            -          158        279         3,745
External sales                                     47,440        18,889            -       18,889      9,894        76,223
Adjusted EBITDA                                    30,761         5,737            -        5,737       (256)       36,242
Depreciation and amortization                      10,583         4,384            -        4,384      1,410        16,377
Restructuring charges (reversals)                       -             -       (5,268)      (5,268)         -        (5,268)
Operating income (loss)                            20,178         1,353        5,268        6,621     (1,666)       25,133
Interest expense, net                              (1,335)                                      -     (2,308)       (3,643)
Other income (expense), net                           256                                     (40)        46           262
Income (loss) before income taxes                  19,099                                   6,581     (3,928)       21,752
Provision (benefit) for income
 taxes                                              4,768                                     354     (1,154)        3,968
Equity in income of unconsolidated entities             -                                     200          -           200
Net income (loss)                                  14,331                                   6,427     (2,774)       17,984

Quarter ended September 30, 2000
--------------------------------

                                                                 CTSI         CTSI         Total
                                                    CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                                 --------      --------     ---------     -------    -------    ------------
Sales                                             $49,390       $13,486      $ 3,229      $16,715    $11,281       $77,386
Elimination of intersegment sales                   3,396           137            6          143        126         3,665
External sales                                     45,994        13,349        3,223       16,572     11,155        73,721
Adjusted EBITDA                                    26,576         1,124       (4,370)      (3,246)      (866)       22,464
Depreciation and amortization                       9,458         3,028        1,500        4,528      1,327        15,313
Operating income (loss)                            17,118        (1,904)      (5,870)      (7,774)    (2,193)        7,151
Interest expense, net                              (1,267)                                     (3)    (3,333)       (4,603)
Other income (expense), net                           (80)                                     49          2           (29)
Income (loss) before income taxes                  15,771                                  (7,728)    (5,524)        2,519
Provision (benefit) for income
 taxes                                              6,654                                  (2,577)    (2,005)        2,072
Equity in income of unconsolidated entities             -                                     271          -           271
Net income (loss)                                   9,117                                  (4,880)    (3,519)          718

Nine months ended September 30, 2001
------------------------------------

                                                                 CTSI         CTSI         Total
                                                    CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                                 --------      --------     ---------     -------    -------    ------------
Sales                                            $150,149       $54,251      $ 5,576      $59,827   $ 30,381      $240,357
Elimination of intersegment sales                   9,779           433           13          446        496        10,721
External sales                                    140,370        53,818        5,563       59,381     29,885       229,636
Adjusted EBITDA                                    89,241        12,798       (2,650)      10,148         99        99,488
Depreciation and amortization                      31,384        12,538            -       12,538      4,043        47,965
Restructuring charges (reversals)                       -             -       (8,678)      (8,678)         -        (8,678)
Operating income (loss)                            57,857           260        6,028        6,288     (3,944)       60,201
Interest expense, net                              (4,173)                                     (1)    (8,262)      (12,436)
Other income (expense), net                          (140)                                    473          1           334
Income (loss) before income taxes                  53,544                                   6,760    (12,205)       48,099
Provision (benefit) for income
 taxes                                             19,313                                     909     (4,063)       16,159
Equity in income of unconsolidated entities             -                                   1,609          -         1,609
Net income (loss)                                  34,231                                   7,460     (8,142)       33,549


Nine months ended September 30, 2000
------------------------------------

                                                                 CTSI         CTSI         Total
                                                    CT         Edge-Out     Expansion      CTSI       Other     Consolidated
                                                 --------      --------     ---------     -------    -------    ------------
Sales                                            $144,563       $38,576     $  8,217     $ 46,793   $ 33,568      $224,924
Elimination of intersegment sales                   9,416           420           25          445        497        10,358
External sales                                    135,147        38,156        8,192       46,348     33,071       214,566
Adjusted EBITDA                                    81,545         1,192      (11,562)     (10,370)      (272)       70,903
Depreciation and amortization                      27,290         7,517        3,724       11,241      3,480        42,011
Operating income (loss)                            54,255        (6,325)     (15,286)     (21,611)    (3,752)       28,892
Interest expense, net                              (4,063)                                     (3)    (8,194)      (12,260)
Other income (expense), net                          (164)                                    536        150           522
Income (loss) before income taxes                  50,028                                 (21,078)   (11,796)       17,154
Provision (benefit) for income
 taxes                                             21,077                                  (6,849)    (4,153)       10,075
Equity in income of unconsolidated entities             -                                   1,412          -         1,412
Net income (loss)                                  28,951                                 (12,817)    (7,643)        8,491

We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

3. Revenue Recognition - Local telephone service is recorded based on tariffed rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from local telephone, Internet access and long-distance telephone services are earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. CTE defers and amortizes installation revenue as well as direct incremental service installation costs over an estimated customer life, as provided for in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." CTE carries in the Consolidated Balance Sheets a deferred credit of $6,046 as of September 30, 2001 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $6,046 as of September 30, 2001 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In the third quarter, 2001, the Company recorded approximately $5.5 million of year-to-date tax benefits associated with the implementation of certain tax strategies that will allow the Company to realize Pennsylvania state income tax savings by allowing the tax losses of CTSI to be offset against taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania intended to attract business into certain qualifying areas within the state. The lower rate in 2001 is attributable to the utilization of deferred tax assets that were previously not realizable prior to the implementation of these tax strategies.

5. CTE Stock Options and Restricted Stock - At September 30, 2001, CTE has approximately 1,438,000 options outstanding at exercise prices ranging from $8.909 to $54.3125. During the first nine months of 2001, 536,500 options were granted, 49,100 options were canceled and 409,622 options were exercised, yielding cash proceeds of $7,014. As provided for in the Company's 1996 Equity Incentive Plan, CTE has granted 130,000 shares of restricted stock, of which 32,500 shares were vested as of September 30, 2001. The compensation cost recognized in 2001 was $596, net of cancellations, in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                    Quarter ended           Nine months ended
                                                     September 30,            September 30,
                                              ------------------------   ------------------------
                                                  2001         2000          2001         2000
                                              -----------  -----------   -----------  -----------
Net income                                    $    17,984  $       718   $    33,549  $     8,491
                                              ===========  ===========   ===========  ===========
Basic earnings per share:

Weighted average shares outstanding            23,307,195   22,547,906    23,096,803   22,431,467
                                              ===========  ===========   ===========  ===========
Net income per share                          $      0.77  $      0.03   $      1.45  $      0.38
                                              ===========  ===========   ===========  ===========
Diluted earnings per share:

Weighted average shares outstanding            23,307,195   22,547,906    23,096,803   22,431,467
Dilutive shares resulting from common
 stock equivalents                                372,411      575,653       426,403      742,775
                                              -----------  -----------   -----------  -----------
Weighted average shares and common
 stock equivalents outstanding                 23,679,606   23,123,559    23,523,206   23,174,242
                                              ===========  ===========   ===========  ===========
Net income per share                          $      0.76  $      0.03   $      1.43  $      0.37
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

Effective January 1, 2001, the Company adopted the provisions of SFAS 138:
"Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an Amendment of FAS 133", in accounting for its interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on the Company's Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2001 was ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. In the first nine months ended September 30, 2001, the Company recorded an adjustment of ($5,101) to adjust the fair value of the swaps to ($5,381).

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. The Company calculates the excess in the present value of the cumulative change in cash flows related to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. The Company recorded ($17) in current earnings as the ineffective portion of the hedges for the nine months ended September 30, 2001, with a corresponding offset to accumulated other comprehensive loss.

8. Restructuring - In December 2000, the Company initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three "edge-out" markets adjacent to CT's rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, CTE recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). CTSI has substantially completed its withdrawal from the five non-"edge-out" expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH).

During December 2000, the Company reduced its workforce by approximately 220 employees and as of September 30, 2001 the Company reduced its workforce by an additional 33 employees that had remained to facilitate the transition of customers to other service providers. No further workforce reductions as a result of this restructuring are anticipated. Compensation expense related to these employees for the year 2000 was approximately $7.5 million.

Employee termination benefits associated with this workforce reduction and included in the restructuring charge was $2,628. After subtracting payments of $2,534 made through September 2001, the Company has a remaining liability of $94 related to employee termination benefits at September 30, 2001. This amount is included in accrued restructuring expenses on the Company's Consolidated Balance Sheets.

Also included in accrued restructuring expenses as of December 31, 2000 were estimated incremental costs associated with financial advisory, legal and other fees of $3,189, net of cash payments of $311. In the nine months ended September 30, 2001, $872 was charged to these liabilities with $1,600 reversed in the second quarter of 2001 as a result of favorable negotiation of commitments.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. As of September 30, 2001, $5,460 has been charged to these liabilities. In the second quarter 2001, $1,810 associated with a canceled committed equipment purchase that was favorably negotiated was reversed. In the three months ended September 2001, as a result of the sale of certain assets and the assignment of certain leases to another CLEC, the Company reversed $2,233 of these charges.

The Company expects the majority of the remaining liabilities to be paid in the fourth quarter of 2001 and the first half of 2002. Any funding associated with the reduction of the outstanding liabilities at September 30, 2001 of $8,888 will come from cash flow from operations or existing credit facilities.

The restructuring charge as of December 31, 2000 included $73,994, net of estimated salvage value, for the write-down of assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds from the sale of the affected assets, offset by costs of removal. These assets primarily relate to switching, central office equipment and outside communications plant physically located in the exited markets. In July 2001, another CLEC purchased a portion of the Company's assets in the New York markets resulting in a gain of $3,035.

Depreciation expense incurred for the expansion markets was approximately $5.5 million, $2.2 million, and $0.5 million for 2000, 1999, and 1998, respectively. No further depreciation expense will be incurred for these expansion market assets.

The restructuring charge also included $2,011 related to the write-down, net of estimated salvage value, of assets included in inventory to be sold or disposed of in connection with the restructuring.

The write-down of these assets to be disposed of are a direct result of the decision by the Company to exit the five expansion markets and accordingly no future cash flows from these assets can be anticipated. Excluding the expansion market assets, the Company is not aware of any events or circumstances that would suggest the carrying amount of the remaining assets of the Company would not be recoverable.

The key elements of the restructuring charge recorded in December 2000 were:

                                                                               Assets,
                                                Employee                       Disposal
                                              Termination       Contract      and Removal
                                                Benefits      Termination       Costs         Other       Total
                                              -----------     -----------       -----         -----       -----
Employee termination benefits                   $2,628                                                   $ 2,628
Contract terminations and settlements                           $15,294                                   15,294
Removal and restoration costs                                                   $ 2,286                    2,286
Write-down of assets                                                             76,005                   76,005
Investment advisory and other fees                                                            $3,500       3,500
                                                ------          -------         -------       ------     -------
Total restructuring charges                     $2,628          $15,294         $78,291       $3,500     $99,713
                                                ======          =======         =======       ======     =======

Accrued restructuring expense comprises the following:

                                                     Balance                Reversal   Balance              Reversal     Balance
                                                   December 31,                of      June 30,                of      September 30,
                               Provision  Payments     2000      Payments   Provision    2001     Payments  Provision       2001
                               ---------  -------- ------------  --------   ---------  --------   --------  ---------  -------------
Employee termination benefits   $ 2,628   $(1,572)   $ 1,056     $  (922)    $     -    $   134   $    (40)  $      -    $      94
Contract terminations and
   settlements                   15,294         -     15,294      (2,487)     (1,810)    10,997     (1,931)    (1,463)       7,603
Removal and restoration costs     2,286         -      2,286         (17)          -      2,269     (1,025)      (770)         474
Investment advisory and other
   fees                           3,500      (311)     3,189        (699)     (1,600)       890       (173)         -          717
                                -------   -------    -------     -------     -------    -------   --------   --------    ---------
Total accrued restructuring
   expenses                     $23,708   $(1,883)   $21,825     $(4,125)    $(3,410)   $14,290   $ (3,169)  $ (2,233)   $   8,888
                                =======   =======    =======     =======     =======    =======   ========   ========    =========

The Company does not anticipate any significant change to non-expansion market revenues or costs as a result of this event.



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

Overview

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980's, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control with the common stock having one vote per share and class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit & Sons, which has since become Level 3 Communications. In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc.

Our two primary operations are Commonwealth Telephone Company, or CT, which is a rural incumbent local exchange carrier ("RLEC"), and CTSI, LLC, which is a competitive local exchange carrier ("CLEC"). We also have another business segment labeled "Other" which is comprised of telecommunications-related businesses that support the operations of our two primary operating companies. These support businesses are epix(R) Internet Services, a rural Internet service provider; Jack Flash(R), a broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions; Commonwealth Communications, a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company, a facilities-based long distance reseller.

Our RLEC has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2001, our RLEC served over 327,000 switched access lines. In 1997, we launched our facilities-based CLEC. Our CLEC operates in three "edge-out" regional Pennsylvania markets that border our RLEC's markets and that we believe offer attractive market demographics such as higher population density and a higher concentration of businesses. Our CLEC served over 108,000 switched access lines as of September 30, 2001, which were mainly business customers. Beginning in 1999, our CLEC expanded beyond its original three "edge-out" markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these "expansion" markets in order to refocus our attention on our three original "edge-out" markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs.

Our RLEC revenue is derived primarily from access, local service, enhanced services and intraLATA toll. Access revenue consists primarily of charges paid by long distance companies for access to our network in connection with the completion of long distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, such as caller ID and call waiting. Our CLEC revenue is derived primarily from access, local service, point-to-point circuit, Internet access, DSL and long distance service revenue. Access revenue consists primarily of charges paid by long distance companies and other non-CLEC customers for access to our network in connection with the completion of long distance telephone and local calls and the delivery of other services. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long distance revenue consists of charges for long distance service paid by CTSI customers.

Our "Other" business segment includes a portion of the revenue from epix(R) Internet Services and Jack Flash(R) and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for this segment consists of dial-up Internet access revenue charges from customers within the RLEC service territory and non-CTSI customers outside the RLEC territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within the RLEC service territory. Commonwealth Communications generates revenue primarily from telecommunications projects including installation of PBX systems for business customers, cabling projects and telecommunication systems design. Commonwealth Long Distance primarily derives its revenue from long distance customers within the RLEC operating territory.

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. Our CLEC also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long distance expense. Commonwealth Long Distance also incurs long distance expense associated with purchasing long distance minutes on a wholesale basis from a third party provider. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

We incur line-related capital expenditures associated with access line growth, maintenance expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in our RLEC and CLEC territories. Capital expenditures associated with access line growth, which comprise a significant portion of our overall capital spending, are success-based and therefore result in incremental revenue.


Results of Operations

Quarters ended September 30, 2001 vs September 30, 2000

The Company's consolidated sales were $76,223 and $73,721 for the quarters ended September 30, 2001 and 2000, respectively. Contributing to the sales increase of $2,502 or 3.4% were higher sales of CT of $1,446 and higher CTSI edge-out sales of $5,540, partially offset by the loss of CTSI expansion sales of $3,223 and a decline of $1,261 in Other sales.

The Company's consolidated operating income was $25,133 for the quarter ended September 30, 2001 as compared to $7,151 for the quarter ended September 30, 2000. The increase in operating income of $17,982 was primarily the result of increased consolidated sales, lower costs in providing these sales, the decline in the CTSI expansion market operating losses of $5,870 and the reversal of certain restructuring expenses of $5,268, partially offset by increased consolidated depreciation expense. The 2000 operating income includes a one-time charge related to the separation of CTE's former president and chief executive officer of $2,819.

Consolidated net income was $17,984 or $0.76 per diluted share for the quarter ended September 30, 2001 and $718 or $0.03 per diluted share for the quarter ended September 30, 2000. Contributing to the increase of $17,266 is the increase in operating income discussed above and a reduction in interest expense. The Company's provision for income taxes increased $7,367 as a result of the increase in operating income, this amount was partially offset by a year-to-date income tax benefit of $5,471 ($0.23 per diluted share) that the Company recorded in the third quarter 2001 associated with the implementation of certain tax strategies.


Nine months ended September 30, 2001 vs September 30, 2000

Consolidated sales were $229,636 and $214,566 for the nine months ended September 30, 2001 and 2000, respectively. Contributing to the sales increase of $15,070 or 7.0% were higher sales of CT of $5,223, CTSI edge-out of $15,662 partially offset by a decline of $2,629 of CTSI expansion market sales and a decline of $3,186 in Other sales.

The Company's consolidated operating income was $60,201 for the nine months ended September 30, 2001 as compared to $28,892 for the nine months ended September 30, 2000. The increase in operating income of $31,309 or 108.4% was primarily the result of increased consolidated sales, lower costs in providing these sales, the decline in operating losses related to the CTSI expansion markets of $12,636 and the reversal of certain restructuring expenses of $8,678, partially offset by increased consolidated depreciation expense. Also contributing to the increase in operating income was the favorable impact of the of the 2000 severance charge that did not occur in 2001.

Consolidated net income was $33,549 or $1.43 per diluted share for the nine months ended September 30, 2001 and $8,491 or $0.37 per diluted share for the nine months ended September 30, 2000. Contributing to the increase of $25,058 is the increase in operating income discussed above, partially offset by an increase in the provision for income taxes net of the tax benefits of $5,471 discussed above.

Selected segment data:


Sales:                               Quarters ended              Nine months ended
                                      September 30,               September 30,
                                  --------------------         ---------------------
                                   2001         2000             2001         2000
                                  -------      -------         --------     --------
CT                                $47,440      $45,994         $140,370     $135,147
                                  -------      -------         --------     --------
CTSI - edge-out                    18,889       13,349           53,818       38,156
CTSI - expansion                        -        3,223            5,563        8,192
                                  -------      -------         --------     --------
Total CTSI                         18,889       16,572           59,381       46,348
                                  -------      -------         --------     --------
Other                               9,894       11,155           29,885       33,071
                                  -------      -------         --------     --------
Total                             $76,223      $73,721         $229,636     $214,566
                                  =======      =======         ========     ========

Operating income (loss):             Quarters ended              Nine months ended
                                      September 30,                 September 30,
                                  --------------------         ---------------------
                                   2001          2000           2001          2000
                                  -------      -------         -------      --------
CT                                $20,178      $17,118         $57,857       $54,255
                                  -------      -------         -------       -------
CTSI - edge-out                     1,353       (1,904)            260        (6,325)
CTSI - expansion                    5,268       (5,870)          6,028       (15,286)
                                  -------      -------         -------       -------
Total CTSI                          6,621       (7,774)          6,288       (21,611)
                                  -------      -------         -------       -------
Other                              (1,666)      (2,193)         (3,944)       (3,752)
                                  -------      -------         -------       -------
Total                             $25,133      $ 7,151         $60,201       $28,892
                                  =======      =======         =======       =======

Adjusted EBITDA - (Earnings before interest, taxes, restructuring charge (reversal), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities):

                                              Quarters ended           Nine months ended
                                               September 30,              September 30,
                                           -------------------         ------------------
                                            2001        2000              2001         2000
                                           -------    --------          -------     -------
CT                                         $30,761     $26,576          $89,241     $81,545
                                           -------    --------          -------     -------
CTSI - edge-out                              5,737       1,124           12,798       1,192
CTSI - expansion                                 -      (4,370)          (2,650)    (11,562)
                                           -------     -------          -------     -------
Total CTSI                                   5,737      (3,246)          10,148     (10,370)
                                           -------     -------          -------     -------
Other                                         (256)       (866)              99        (272)
                                           -------     -------          -------     -------
Total                                      $36,242     $22,464          $99,488     $70,903
                                           =======     =======          =======     =======

Installed access lines:

                                               September 30,
                                           -------------------
                                            2001        2000
                                           -------    --------
CT                                         327,347     311,334
                                           -------     -------
CTSI - edge-out                            108,702      93,722
CTSI - expansion                                 -      23,082
                                           -------     -------
Total CTSI                                 108,702     116,804
                                           -------     -------
Total                                      436,049     428,138
                                           =======     =======

Commonwealth Telephone Company

Sales were $47,440 and $45,994 for the quarters ended September 30, 2001 and 2000, respectively. The sales increase of $1,446 or 3.1% is primarily due to higher access and local service revenues resulting from an increase in installed access lines of 16,013 or 5.1%. CT's successful marketing of residential additional lines and business lines contributed to the access line growth. Residential additional line penetration was approximately 38% at September 30, 2001 as compared to approximately 33% at September 30, 2000.

CT's sales were $140,370 and $135,147 for the nine months ended September 30, 2001 and 2000, respectively. The sales increase of $5,223 or 3.9% is primarily due to higher access and local service revenues resulting from an increase in installed access lines.

Interstate access revenue increased $1,125 and $2,411 for the three and nine months ended September 30, 2001, versus the comparable periods of 2000, primarily from the growth in access lines and an increase in NECA per line rates.

State access revenue increased $858 and $2,717 in the three and nine months ended September 30, 2001 as compared to the comparable periods of 2000, primarily a result of an increase in IntraLATA and ITORP terminating minutes and access line growth, partially offset by a reduction in the state tax adjustment surcharge.

Access revenue reflects the impact of approximately $1,000 per quarter of revenue reductions resulting from modifications to CT's access settlements formula calculation, and changes to jurisdictional minutes of use. Subsequently, these items are anticipated to negatively impact CT's revenues by a similar amount in the fourth quarter, 2001.

Local service revenue increased $217 and $1,119 for the three and nine months ended September 30, 2001, as compared to the same periods last year, primarily as a result of the increase in access lines.

Enhanced services revenue increased $153 and $637 for the three and nine months ended September 30, 2001 in comparison to the same periods last year primarily as a result of increases in Caller ID and certain custom calling sales.

IntraLATA toll revenue decreased $364 and $1,266 for the three and nine months ended September 30, 2001 as compared to the comparable periods of 2000, primarily as a result of lower market share due to customers selecting alternate lower cost service providers.

Costs and expenses excluding depreciation, amortization and management fees for the quarter ended September 30, 2001 were $16,379 as compared to $19,118 for the quarter ended September 30, 2000. Contributing to the decrease of $2,739 or 14.3% are favorable reductions in Pennsylvania capital stock and Public Utility Realty Tax ("PURTA"). Also contributing to the decrease is lower costs associated with reduced IntraLATA toll minutes and lower expenses associated with fewer business system sales, partially offset by higher payroll costs resulting from annual salary increases and quarterly performance-based incentives, higher management information systems charges due to mainframe capacity upgrades and higher utility costs.

For the nine month period ending September 30, 2001, costs and expenses excluding depreciation, amortization and management fees were $50,229 as compared to $52,702 for the nine months ended September 30, 2000. Contributing to the decrease of $2,473 or 4.7% are favorable reductions in Pennsylvania capital stock tax and PURTA taxes. Also contributing to the decrease is lower costs associated with reduced IntraLATA toll minutes and lower expenses related to lower business system sales. These decreases are partially offset by higher payroll costs resulting from annual salary increases and quarterly performance-based incentives, higher costs associated with increased penetration of certain enhanced services and higher management information systems charges due to increased capacity requirements.

CTSI

CTSI sales were $18,889 (edge-out $18,889; expansion $0) for the quarter ended September 30, 2001 as compared to $16,572 (edge-out $13,349; expansion $3,223) for the same period in 2000. The increase of $2,317 (edge-out $5,540; expansion ($3,223)) or 14.0% primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue for the edge-out markets is primarily the result of an increase in installed access lines. At September 30, 2001, CTSI had 108,702 edge-out market installed access lines versus 93,722 edge-out market installed access lines at September 30, 2000. Also contributing to the increase in access revenue was an increase in ISP traffic and recurring trunking charges. For the quarter ended September 30, 2001, CTSI recorded approximately $2,983 or 15.8% of its edge-out market revenues from reciprocal compensation revenue associated with ISP traffic, as compared to $922 or 6.9% for the same period last year. Regulatory developments during recent months are expected to adversely affect CTSI's revenues in future periods. See "Legislative and Regulatory Developments."

CTSI sales were $59,381 (edge-out $53,818; expansion $5,563) for the nine months ended September 30, 2001 as compared to $46,348 (edge-out $38,156; expansion $8,192) for the same period in 2000. The increase of $13,033 (edge-out $15,662; expansion ($2,629)) or 28.1% primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue is the result of an increase in access lines of 14,980 in the edge-out markets for the period, ISP traffic, recurring trunking charges and non-recurring trunking circuit installation revenue of $1,523. For the nine months ended September 30, 2001, CTSI recorded approximately $7,288 or 13.5% of its edge-out market revenues from reciprocal compensation revenue associated with ISP traffic, as compared to $2,398 or 6.3% for the same period last year.

Costs and expenses, excluding depreciation, amortization and management fees were $13,053 (edge-out $13,053; expansion $0) and $19,737 (edge-out $12,144;
expansion $7,593) for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, costs and expenses, excluding depreciation, amortization and management fees were $48,936 (edge-out $40,723; expansion $8,213) as compared to $56,475 (edge-out $36,721; expansion $19,754) for the nine months ended September 30, 2000. Contributing to the increase in expenses for the edge-out markets are increased leased loop charges associated with increased access lines, circuit rentals, management information systems costs, bad debt expense, employee-related costs and terminating access from independent local exchange carriers. The decline in the expenses of the expansion markets is due to our exit from those markets.

Other

Sales of our support businesses were $9,894 and $11,155 for the quarters ended September 30, 2001 and 2000, respectively. The decline of $1,261 or 11.3% is due primarily to a decline in CC sales of $1,168 or 21.5%. Decreased CLD sales of $552 or 27.0%, and increased epix sales of $132 and Jack Flash sales of $327 also accounted for the change.

For the nine months ended September 30, 2001, Other sales were $29,885 as compared to $33,071 for the nine months ended September 30, 2000. The decrease of $3,186 or 9.6% is due to decreased CC sales of $3,094 or 19.5% and decreased CLD sales of $1,624 or 25.2%, offset by an increase in epix sales of $591 or 5.8%. Jack Flash contributed $941 to the growth in sales.

Decreased CC sales primarily reflect lower premises distribution system (cabling projects) revenue. Decreased CLD sales reflect customers switching to alternate long-distance providers due to CLD's above-average long-distance rates.

Costs and expenses of our support businesses, excluding depreciation, amortization and management fees were $10,249 and $11,902 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, other costs and expenses, excluding depreciation, amortization and management fees were $30,083 as compared to $32,986 for the nine months ended September 30, 2000. The decreases for both the three and nine month periods are primarily due to lower costs of CC and CLD due in part to lower sales, offset by increased costs, primarily payroll and benefits, bad debt expense, transport and network costs associated with the growth of epix and Jack Flash.

Adjusted EBITDA

Adjusted EBITDA was $36,242 and $22,464 for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, adjusted EBITDA was $99,488 and $70,903, respectively. The increases in both the three and nine month results of $13,778 and $28,585, respectively are primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. The adjusted EBITDA for the three months and nine months ended September 2000 include losses in the CTSI expansion markets of $4,370 and $11,562, respectively as well as a one-time severance charge of $2,819.

We believe that adjusted EBITDA is an alternate measure of operations which (1) gauges the performance of our business and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

Depreciation and amortization

Consolidated depreciation and amortization increased $1,064 or 6.9% for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. For the nine months ended September 30, 2001, depreciation and amortization increased $5,954 or 14.2%. The increase for the three and nine month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2000 and 2001. In December 2000, as a result of the write-down of assets related to the CTSI restructuring, the depreciable asset base was reduced by $74,802. Capital expenditures for the nine months ended September 30, 2001 were $46,501 compared to $114,784 of 2000, of which $40,532 related to expansion markets. Depreciation expense associated with the CTSI expansion markets for the three and nine months ended September 30, 2000 was $1,500 and $3,724, respectively.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on CTE's revolving credit facilities and amortization of debt issuance costs. The Company has interest rate swaps on $130,000 to hedge interest rate exposure. The differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. Consolidated interest expense was $4,298 and $5,613 for the quarters ended September 30, 2001 and 2000, respectively; this represents a decrease of $1,315 or 23.4% from the comparable period of 2000. The decrease in interest expense is primarily due to lower interest rates on variable rate debt not subject to interest rate swaps and lower average debt outstanding. Consolidated interest expense was $14,656 and $14,908 for the nine months ended September 30, 2001 and 2000, respectively; this represents a decrease of $252 or 1.7% from the comparable period of 2000. The decrease in interest is primarily due to payments on the credit facility of $65,000 in 2001 and lower interest rates in 2001. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

The Company's effective income tax rates were 18.1% and 74.3% for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Company's effective income tax rates were 32.5% and 54.3%, respectively. The high 2000 rates are primarily due to high levels of losses from CTSI's expansion markets that were not deductible for state tax purposes.

The reduction in the 2001 effective rate is due to year-to-date tax benefits of approximately $5.5 million which were recorded in the third quarter in connection with recently implemented tax strategies. These strategies included a reorganization of our legal entity structure that will allow the Company to realize Pennsylvania state income tax savings by allowing the tax losses of CTSI to be offset against taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. The Company anticipates that CTE's 2001 and subsequent effective tax rates will be approximately 33.0% and 40.0%, respectively. The 2001 effective tax rate of 33.0% reflects the utilization of deferred tax assets that were not realizable prior to the implementation of these tax strategies.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT's local and in-state long distance services are regulated by the Pennsylvania Public Utility Commission ("PUC"). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Prices for CT's interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 30.1% of its telephone service revenues, are regulated by the Federal Communications Commission ("FCC") based on the "average schedule" formulas proposed by the National Exchange Carrier Association ("NECA"). Removal of CT from the NECA average schedules would result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT's alternative regulation plan. Monies paid to CT by NECA come from pools which are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers ("IXCs") and a Long Term Support fund.

On November 9, 2001, the FCC released an order which modifies its interstate access charge rules and universal service support system for rate-of-return rural incumbent local exchange carriers. The new rules will change the sources of funding for NECA's pools, but not the amounts paid to pool participants. These modifications will include a reduction in access charges to IXCs, an increase in subscriber line charges to customers and the creation of a universal funding mechanism funded by all local and interexchange carriers. In addition to the above modifications to the NECA funding mechanisms, the FCC has also released a Notice of Proposed Rulemaking (NOPR) under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT's existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

CTSI

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

In its so-called "global resolution" decision on September 30, 1999, the PUC entered a final order to resolve numerous competitive issues raised during global settlement discussions that numerous parties, including incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"), participated in. As an outgrowth of the global resolution decision, the PUC has initiated proceedings to establish rates for certain unbundled network elements. The PUC established interim prices for unbundled loops, line sharing, dark fiber and subloops in June, 2001, subject to revision after submission of updated cost studies by Verizon later this year. The PUC will also determine the appropriate rates, terms and conditions applicable to remote terminal collocation and will address issues related to availability of certain network elements. In addition, the PUC has opened a proceeding to evaluate various collocation issues.

As another outgrowth of the global decision, the PUC has initiated proceedings to establish performance metrics relating to Verizon's compliance with various requirements designed to promote competition for local exchange service in Verizon's existing service territory. An administrative law judge ("ALJ") has ruled that Pennsylvania's performance metrics should mirror those of New York. The ALJ's decision is currently under review by the PUC. The effect such performance metrics will have on CTSI cannot be determined at this time.

On September 19, 2001, Verizon was granted permission to provide long-distance services to Pennsylvania customers after the FCC determined that Verizon had met its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. Verizon is now able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI already offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI if it is able to offer all of the same services as CTSI.

In July 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. The United States Supreme Court agreed to review this decision and heard oral arguments in the case in early October of 2001. Until the Supreme Court publishes its decision in this case, the FCC's current pricing rules will remain in effect. However, if the decision is upheld, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the PUC and other state regulatory commissions, it is impossible to predict how this development may affect CTSI's costs.

Beginning in 1998, AT&T had disputed its obligation to order and purchase certain switched access services form CTSI, and had refused to pay CTSI's invoices for these services. CTSI brought suit against AT&T in the United States District Court for the Eastern District of Virginia to collect its billed access charges. On November 12, 2001 AT&T and CTSI entered into a confidential settlement agreement regarding this ongoing dispute. The agreement consisted of a settlement of outstanding billings and an Access Services agreement for the handling of future traffic.

On April 27, 2001, the FCC released an order adopting new rules to limit the access charges of non-dominant providers. Under these rules, which took effect in June, carriers such as CTSI are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's previous interstate access charges were 4.5 cents per minute). After one year, this rate ceiling will be reduced to 1.8 cents, and after two years to 1.2 cents per minute. Currently, interstate access revenue accounts for approximately 4.2% of CTSI's third quarter edge-out market revenues. This decision will result in substantial reductions in CTSI's billed access charges; but, by eliminating the current legal uncertainty that allowed AT&T to dispute CTSI's bills, it should result in faster and more complete collection of the billed amounts. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of such proceedings.

On April 27, 2001, the FCC released an order adopting new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers ("ISPs"). Under the new rules, which took effect in June, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio will be limited (under certain conditions) to $.0015 per minute for the first six months after the rules take effect, $.0010 per minute for the next eighteen months, and $.0007 per minute thereafter. In addition, minutes are capped at a 10% growth rate based on the first quarter 2001 annualized level. These rates for minutes above the 3 to 1 ratio are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $.002814 per minute. For the nine months ended September 30, 2001, CTSI recorded approximately $7,288 or 13.5% of its edge-out market revenues for reciprocal compensation revenue from ISP traffic. This compares to $2,398 or 6.3% for the same period last year.

Liquidity and capital resources:


                                               September 30,   December 31,
                                                   2001           2000
                                                 --------       --------


Cash and temporary cash investments              $ 32,666       $ 37,046
Working capital deficit                          $(43,285)      $(32,987)
Long-term debt (including current maturities
 and notes payable)                              $262,572       $299,329


  Nine months ended September 30,                  2001           2000
                                                 --------       --------

Net cash provided by operating activities        $ 69,117       $ 37,595
Investing activities:
Additions to property, plant and equipment       $ 46,501       $114,784

Cash and temporary cash investments were $32,666 at September 30, 2001 as compared to $37,046 at December 31, 2000. The Company's working capital ratio was 0.75 to 1 at September 30, 2001 as compared to 0.79 to 1 at December 31, 2000. The net increase in our working capital deficit is due to a refinancing of the CoBank short-term revolving line of credit to provide an additional $35,000 of funding used to retire higher-cost long-term debt, partially offset by increased liquidity provided by operations and reductions in capital spending.

For the nine months ended September 30, 2001, CTE's net cash provided by operating activities was $69,117 comprised of net income of $33,549, non-cash depreciation and amortization of $47,965 and other non-cash items and working capital changes of ($12,397). Net cash used in investing activities of $44,392 consisted primarily of additions to property, plant and equipment of $46,501. Net cash used in financing activities of $29,105 consisted primarily of the net redemption of debt of ($36,757), partially offset by proceeds of stock option exercises of $7,014.

The Company expects to have adequate resources to meet its short-term obligations and development plans for the CTSI edge-out markets and customer demand for additional capacity and service. The restructuring of CTSI reduced CTSI's demand for capital and significantly improved CTE's overall cash flow. In addition to cash generated from operations and existing credit facilities, sources of funding for the Company's further capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development plans and expenditures.

In April 2001, the Company amended and restated its $30,000 revolving line of credit with CoBank to provide for an additional $35,000 of borrowing capacity and to change certain other terms and conditions of the loan. The Company used the funds to retire higher-cost debt of the First Union revolving credit facility. In addition, in the second quarter of 2001, the Company entered into additional interest rate swap agreements totaling $55,000 in order to maintain a reasonable mix of floating and fixed rated debt.





PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings

             None


Item 6.      Exhibits and Reports On Form 8-K
             (a)  Exhibits

             None

             (b)  Reports on Form 8-K

             None

Item 7(a).   Quantitative and Qualitative Disclosure
             about Market Risk

Quantitative and Qualitative Disclosure about Market Risk - The Company is exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

                                                                             Fair value       Fair value
     (thousands of dollars)                                                   assuming         assuming
                                           Carrying                          +100 basis       -100 basis
     As of September 30, 2001               amount         Fair value        point shift      point shift
     ---------------------------------------------------------------------------------------------------------
     Long-term debt and notes payable:
        Fixed                               34,216          $  35,696        $  34,586           $  36,886
        Variable                           228,356          $ 228,356        $ 225,460           $ 231,314

The Company manages its interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps.

The table below provides information about the Company's interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to the Company by the financial institutions with which it has swap contracts using appropriate and consistent valuation methodologies.

(thousands of dollars)
                                                               Approximate
                       Maturity                Notional     fair value as of
                       date       Fixed rate    amount      September 30, 2001
                       -------------------------------------------------------

Variable to fixed:

Hedge 1                2002        6.00%       $15,000          $  (356)
Hedge 2                2002        6.01%       $10,000          $  (154)
Hedge 3                2004/(a)/   5.78%       $20,000          $(1,142)
Hedge 4                2002/(b)/   6.13%       $15,000          $(1,034)
Hedge 5                2002        6.36%       $15,000          $  (529)
Hedge 6                2006        5.40%       $35,000          $(1,628)
Hedge 7                2003        4.75%       $20,000          $  (538)


/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

As of November 14, 2001, the Company had no other material exposure to market risk.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2001    Commonwealth Telephone Enterprises, Inc.


                           /s/ Donald P. Cawley
                           --------------------
                           Donald P. Cawley
                           Senior Vice President and
                           Chief Accounting Officer