Form 10-K405
period 2001-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2002-03-15
CIK 310433

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT   OF 1934

  For the fiscal year ended December 31, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

Commission File No. 0-11053

Commonwealth Telephone Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2093008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 CTE Drive, Dallas, Pennsylvania 18612-9774
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number including area code: 570-631-2700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
Class B Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at February 28, 2002:

21,433,800 Common Stock
2,053,081 Class B Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at February 28, 2002 computed by reference to the closing price as reported by NASDAQ for Common Stock ($37.68 per share) and to the closing price as reported for Class B Common Stock ($41.00 per share), is as follows:

$444,415,780 Common Stock
$42,476,820 Class B Common Stock

Documents Incorporated by Reference

1.	Proxy Statement for 2002 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.
TABLE OF CONTENTS TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV
Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K
Item 14a1. Financial Statements
Item 14a2. Financial Statement Schedules
Item 14a3. Exhibits
Item 14b. Reports on Form 8-K

SIGNATURES

“We,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

“Our RLEC” and “CT” refer to Commonwealth Telephone Company, a rural local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

“Our CLEC” and “CTSI” refer to CTSI, LLC, a competitive local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

PART I

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments; and

•	changes in the competitive environment in which we operate.

Additional factors that could cause or contribute to such differences are set forth in “Risk Factors” and are discussed elsewhere in this report. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance.

Item 1.    Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border our RLEC’s markets, which we refer to as our “edge-out” markets. Our RLEC is the nation’s eighth largest non-Bell incumbent local exchange carrier, serving over 330,000 switched access lines as of December 31, 2001. Our CLEC served over 112,000 competitive switched access lines in our “edge-out” markets as of December 31, 2001. For the year ended December 31, 2001 and the year ended December 31, 2000, we had pro forma revenues of $301.1 million and $278.6 million, respectively, after giving effect to our CLEC’s exit from five expansion markets.

Our RLEC, founded in 1897, operates in a rural, approximately 5,000 square mile territory with a population of approximately 450,000 people and a line density of approximately 66 access lines per square mile. Approximately three quarters of our RLEC’s switched access lines serve residential customers. Our RLEC generated revenues of $189.3 million and $182.2 million and adjusted EBITDA of $120.9 million and $110.0 million for the year ended December 31, 2001 and for the year ended December 31, 2000, respectively. Our RLEC ranks among the industry leaders in switched access line growth and penetration of residential second lines, primarily as a result of a successful campaign to market additional lines. From 1995 to 2001, our RLEC’s penetration of residential second lines grew from 3% to 39% while its number of switched access lines grew at a compound annual growth rate of 6.5% resulting in growth of its overall revenues at a compound annual growth rate of 6.8%. Additionally, our RLEC’s emphasis on enhancing profitability resulted in an adjusted EBITDA compound annual growth rate of 9.3% over the same period. While additional residential line growth has begun to slow in light of our increased penetration rate, we believe our RLEC still has opportunities for future increases in switched access lines, revenues and adjusted EBITDA.

Our CLEC formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. Our CLEC serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York. In these markets, our CLEC generated revenues of $73.1 million and $53.1 million and adjusted EBITDA of $19.4 million and $2.8 million for the year ended December 31, 2001 and the year ended December 31, 2000, respectively. Beginning in 1998, our CLEC expanded beyond its original three “edge-out” markets into five additional expansion markets. At the end of 2000, however, we developed an exit strategy for these expansion markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to increase our adjusted EBITDA and to significantly reduce our capital needs. We recorded a restructuring charge of $99.7 million, or $64.8 million after tax, in the fourth quarter of 2000 in connection with this strategy and had completed our withdrawal from these markets by June 30, 2001.

We also own and operate other telecommunications-related support businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operations. These businesses are epix® Internet Services, one of the northeast’s largest rural Internet service providers with approximately 46,000 dial-up Internet access subscribers as of December 31, 2001; Jack Flash®, a broadband data service with approximately 7,000 installed digital subscriber line subscribers as of December 31, 2001; Commonwealth Communications, a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company, a facilities-based long-distance reseller.

Our President and CEO, Michael J. Mahoney, and our Executive Vice President and COO, James DePolo, have assembled a management team comprised of individuals with extensive experience and success in the telecommunications industry, as well as individuals from outside the industry whose expertise enhances our overall management team capabilities. Our top five operating executives have an average of approximately 25 years of experience in the telecommunications industry.

Business Strategy

We strive to grow our revenues, control our expenses and deploy our capital in a manner that maximizes our adjusted EBITDA. In order to achieve this goal, we have formulated the following business strategy:

Continue to Grow Our RLEC’s Switched Access Lines

Our RLEC continues to aggressively market additional lines to residential and business customers in its territory. Its number of switched access lines grew by 4.8% in the year ended December 31, 2001, which is among the highest rates of growth in the industry. While its rate of residential line growth has been slowing due to its high second-line penetration, its rate of business line growth was 7.5% for the year ended December 31, 2001. We believe that we can continue to grow switched access lines at a rate that exceeds recent industry averages.

Leverage Our RLEC’s Brand, Reputation and Expertise to Further Penetrate Our “Edge-out” Markets

In our “edge-out” markets, we seek to increase our penetration rate by targeting business customers that have traditionally been underserved by Verizon and by offering competitive service packages that compare favorably to those being offered by Verizon. We believe our strong Commonwealth Telephone brand, reputation and expertise provide us with important competitive advantages in these markets and will allow us to continue to gain new customers and increase our market share at a low marginal operating cost.

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through our epix® Internet Services and broadband digital subscriber line, or DSL, broadband services through Jack Flash®. We believe there is additional opportunity to increase sales of our data services at a low marginal operating cost in all of the markets in which we operate.

Increase Penetration of Enhanced Services

Our RLEC offers an array of enhanced services such as caller identification, voice mail and custom calling services such as call-forwarding, call waiting and three-way calling. These services generally produce higher margins than basic telephone service. We believe these enhanced services provide a source of revenue and adjusted EBITDA growth potential as our penetration rates for enhanced services are currently below industry averages. Our RLEC’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base have been substantially completed. We have increased our efforts to market enhanced services to our customers and believe we can achieve higher penetration rates that are more in line with industry standards.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our support and other back office systems to provide superior service and customer care. Our RLEC has already achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in six of the past seven years for which ratings are available, including the last four years for which ratings are available. In our “edge-out” markets, we currently provide personalized customer care through customer account managers who service business customers and through our centralized call center which operates 24 hours a day, 7 days a week to support our business and residential customers. By building on our strong service record, we plan to further differentiate ourselves from our competitors.

Selectively Pursue Strategic Acquisitions

To continue the growth of our business, we will seek to selectively acquire companies that offer a strategic fit with our existing businesses. This may include companies that could help us deepen our industry focus, further penetrate or broaden our target areas, increase the breadth of services we offer or strengthen our marketing efforts.

Risk Factors

Risks Related to Level 3 Communications, Inc.’s significant influence over us

Level 3 holds a significant portion of the voting power in our equity securities and may have interests that differ from ours.

Level 3 is a global communications and information services company. After a proposed offering by Level 3 of up to 3.5 million shares, plus an over-allotment option of up to 525,000 additional shares, Level 3 will beneficially own approximately 40% of the voting power of our equity securities. Four of our directors are also directors of Level 3. As a result, Level 3 will continue to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. We cannot assure you that the interests of Level 3 will coincide with the interests of the other holders of our common stock.

We have existing relationships with RCN Corporation, an affiliate of Level 3, that may lead to conflicts of interest.

Our Chairman, David McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company, and eight of our directors also serve on the board of directors of RCN. In addition, we have entered into a month-to-month long distance resale and a management service agreement with RCN, the latter of which was not the result of arm’s-length negotiations. Also, Level 3 owns approximately 27% of the outstanding equity securities of RCN. We cannot assure you that no conflicts of interest exist or will arise with respect to the ongoing operations of our company and RCN.

Risks related to regulation of the telecommunications industry

The telecommunications industry is subject to extensive regulation at the federal, state and local levels. The costs of complying with this regulation, delays or failures to receive required regulatory approvals, or the enactment of new, adverse regulatory requirements may have a material adverse effect upon our business. The risks presented by the regulatory environment we face include the following:

The amounts we can charge for most of our services are subject to regulatory restrictions; our financial results have been adversely affected by recent reductions in access rates and may be further adversely affected if access rates are reduced in the future.

Approximately 14.0% and 14.7% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and 2000, respectively, were from local service fees paid by customers of our RLEC. These fees, and other charges imposed by our RLEC for in-state services, are subject to regulation by the Pennsylvania Public Utility Commission and can be raised, in the aggregate, only at an annual rate equal to the overall rate of inflation minus two percentage points or for events deemed outside of our RLEC’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs. Moreover, it is possible that the applicable regulations could be changed in the future to impose even greater restrictions on our ability to raise rates for local service.

Additionally, approximately 44.1% and 41.5% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and 2000, respectively, came from charges paid to us by other carriers for services our RLEC and CLEC provided in originating and terminating intrastate and interstate toll calls, and for services our CLEC provided in terminating local calls received from other telephone companies. The payments we receive for these services are regulated by the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission.

Beginning in June 2001, new FCC rules substantially reduced the per minute rates our CLEC can charge to long distance companies for interstate access. Revenues from these access charges represented approximately 1.2% and 1.3% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and 2000, respectively. Upon full phase-in after three years, these rules will result in a reduction in our CLEC’s interstate access rates to approximately 0.45 cents per minute.

Also beginning in June 2001, other FCC rules substantially reduced the amounts our CLEC can charge other telephone companies and others for local telephone calls that terminate to an Internet service provider, which are known as reciprocal compensation. The total reciprocal compensation recorded by our CLEC represented approximately 1.7% and 1.1% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and 2000, respectively. Of these amounts, local reciprocal compensation associated with ISP traffic was approximately 1.3% and 0.8% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and 2000, respectively. The FCC rules permit our CLEC to continue collecting the existing higher rates on calls that terminate to customers who are not ISPs.

Interstate access charges paid by long-distance carriers to our RLEC represented 18.9% of our pro forma revenues, excluding expansion markets, for 2001. In the first quarter of 2001, our state tax adjustment surcharge, settlements formula calculation and jurisdictional minutes of use have reduced and will reduce our RLEC’s interstate access revenues by approximately $1.0 million per quarter as compared to the amounts we received prior to these changes.

We cannot predict whether any additional FCC rules will be passed that will result in further reductions in the revenues we receive. Additionally, the FCC’s current rules may change as a result of judicial review or policy changes at the agency.

If any of the favorable regulatory provisions from which our RLEC currently benefits were to be modified or terminated, we could experience higher costs and lower revenues.

Because of its status as a rural telephone company under the Telecommunications Act, our RLEC is not currently required to comply with that Act’s more burdensome requirements governing the rights of competitors to interconnect to an incumbent carrier’s local network. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. We could also incur additional administrative and regulatory expenses as a result of such newly imposed interconnection requirements.

Additionally, since 1997, our RLEC has operated under local rate regulations that permit increased returns arising from improved productivity to accrue to equity owners. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation, which requires productivity gains to be passed on to ratepayers. The regulations also include other provisions, such as rate adjustments, that may protect us against events deemed outside of our control. We believe that such regulations are generally preferable to traditional local rate regulations. The Pennsylvania Public Utility Commission has asserted continuing jurisdiction over these alternative regulatory arrangements and we can therefore not assure you that it will allow full or partial recovery of reduced revenues or increased expenses in the future. In addition, the legislation under which the Pennsylvania Public Utility Commission approved our current form of regulation expires in 2003, and we cannot assure you that it will be renewed. All of these regulations are subject to change and/or termination which could result in reduced revenues for our RLEC.

Furthermore, our RLEC currently receives its interstate access revenues pursuant to average cost schedules established by the National Exchange Carrier Association. Should our RLEC lose its average schedule status, we could incur a significant loss of interstate access revenue.

Loss of our access to network elements from incumbent telephone companies or an increase in the prices we must pay for those elements would adversely affect our CLEC business.

Approximately half of our CLEC’s customers are not completely physically connected to our networks. Our CLEC’s business therefore depends in large part on our ability to provide service to our customers by leasing various elements of the incumbent telephone company’s network to provide local service. The Telecommunications Act of 1996 and FCC and state commission rulings under that Act require incumbent telephone companies to lease us the necessary network elements. If these rules are changed by the FCC or state commissions or are struck down by the courts, our ability to provide service in a cost-effective manner could be adversely affected. For example, the FCC could remove one or more of the necessary elements that the incumbent telephone company is required to provide to us, or permit substantial increases in the amounts the incumbent company can charge our CLEC. The U.S. Supreme Court is currently reviewing certain FCC rules regarding the pricing of network elements provided by incumbent local telephone companies. If incumbent telephone companies were no longer to be required to provide unbundled network elements on favorable terms, our CLEC’s operating margins would be reduced and it might not be able to compete effectively.

Regulatory requirements could delay or prevent our ability to take actions we consider beneficial to our business.

Pennsylvania law requires us to secure consent from the Pennsylvania Public Utility Commission prior to issuing capital stock, incurring long-term debt or selling or otherwise disposing of material utility assets. Both the FCC and the Public Utility Commission must review any transaction that results in a “change of control” of a regulated entity or of a holding company of a regulated entity. The approval process for these transactions can be lengthy and could restrict our ability to offer services, set prices, obtain financing or take other steps that we may believe to be in our best interest.

Risks related to the competitive nature of the telecommunications industry

The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. The risks to our business from this competition include the following:

Verizon, as the incumbent local carrier in our CLEC markets, has competitive advantages over us which adversely affect our operating margins.

As the incumbent carrier in our CLEC markets, Verizon enjoys competitive advantages, including its wireline connection to virtually all of our customers and potential customers, its established brand name and its substantial financial resources. As a competitive local carrier, we are effectively required to discount our services to win potential customers, and to pay substantial amounts to Verizon to lease elements of its networks. These factors result in lower operating margins for our CLEC, and make us especially vulnerable to any discount pricing policies that Verizon may adopt to exploit its lower cost structure and greater financial resources. Additionally, Verizon has recently received regulatory approval to offer in-region long-distance services to its Pennsylvania customers, which allows it to offer attractive service packages to its customers in the markets we serve. This may result in a further competitive disadvantage in our CLEC markets.

We face intense competition in our markets for long distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

An important part of our business strategy is to sell additional services to our local customers in both our RLEC and CLEC markets. The markets for these ancillary services, however, are extremely competitive; and in some cases, are dominated by companies far larger than our own with lower costs, and greater name recognition and technical and financial resources, than ours. Our competitors for these services include, in addition to Verizon, long distance companies like AT&T, WorldCom and Sprint, and, in the Internet service provider business, AOL Time Warner. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. In recent periods, our long distance reseller has been losing interLATA toll and long distance revenues to lower cost carriers who own or control their own networks, and we expect that this trend will continue. If we are unable to maintain a competitive offering of long distance, Internet access and other ancillary services, we may also lose local customers who prefer to obtain a package of services from one telecommunications provider.

Technological developments could increase our costs and cause a decline in demand for our services.

The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

Our wireline telecommunications services also are in competition or potential competition with numerous alternative technologies, including in particular wireless communications. The wireless telecommunications industry is experiencing significant technological change. Wireless carriers are improving the capacity and quality of digital wireless technology, and are also expected to continue to reduce the prices for their services. These developments could reduce customer demand for our services and the prices that we will be able to charge for these services, particularly in our CLEC markets where a number of wireless providers are established competitors and in certain areas of our RLEC’s territory. We believe that future technological developments are likely to result in further improvements in wireless telecommunications services, as well as in other telecommunications technologies, that are likely to result in increased competition for our various businesses. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.

Many of our competitors have superior resources which may place us at a cost and price disadvantage.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. Additionally, the greater brand name recognition of some competitors, such as Verizon, requires us to price our CLEC services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

Other business risks

Demand for some of our services may be adversely affected by a downturn in the U.S. economy.

Demand for some of our services may be adversely affected by the recent downturn in the U.S. economy. As a result, we may experience lower than expected revenues for some of our businesses going forward. If current general economic conditions continue or worsen, the revenues, cash flow and earnings of our company as a whole could be adversely affected.

We have suffered significant losses in our CLEC business, and we may not be able to achieve and maintain profitability in that business.

Our CLEC business competes against a formidable incumbent carrier that enjoys numerous competitive advantages. Since its inception in 1997, our CLEC business has generated significant operating and adjusted EBITDA losses, and in December 2000 we recorded a $99.7 million restructuring charge in connection with our decision to cease operating in our five expansion markets. Our ongoing CLEC business will continue to require substantial capital expenditures, as well as significant dedication of management and other resources. We cannot assure you that our decision to focus our efforts on our three remaining edge-out markets will enable us to achieve and maintain profitability in those markets.

Our future rate of growth in switched access lines will likely be lower than our historical growth rates and this decline may adversely affect our results.

Our business strategy depends in part on the continued growth of our switched access line base. The rate of growth has begun to decline recently as the rate of second line penetration in our markets has matured. Additionally, the FCC adopted an order that increased our monthly per-line charges to local subscribers on January 1, 2002 as well as requiring another increase in July 2002. To the extent that the rate of growth continues to decline, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decline.

Our growth strategy will require us to invest significant capital in new services and we may not achieve the desired returns.

We plan to invest capital into new services, such as DSL and our Internet service provider. All of these businesses are highly competitive, and we cannot assure you that we will be able to achieve the returns on investment that we expect. Additionally, even if we are successful in our efforts to develop these new businesses, their operating results and adjusted EBITDA margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will to some extent be offset by reduced demand for second lines, which can be rendered redundant by DSL.

Any disruption in our services could potentially expose us to a loss of customers or claims for damages.

Because our services are critical to many of our customers’ businesses, any significant interruption in our services could result in a loss of customers or claims by our customers for indirect or consequential damages. Although the standard terms and conditions of our tariffs and customer contracts disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. We cannot assure you that a court would enforce any limitations on our liability. In such cases we could be liable for substantial damage awards.

We depend on third parties, over whom we have no control, to deliver our services.

Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long distance carriers, and numerous other third parties to deliver our services. Our CLEC is particularly dependent on cooperation from Verizon in order to provide local service to a portion of our CLEC customers, about half of whom are not completely physically connected to our network. We do not have a long-term agreement with Verizon to provide us with the network connections we need, and the terms of our relationship with Verizon are subject to change as the result of regulatory agency and court decisions. In addition, we are dependent on easements, entry to premises, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

If future acquisitions are not successful, or if we are not able to structure future acquisitions in a financially efficient manner, we could suffer an adverse effect on our business and results of operations.

From time to time we consider acquisitions of other businesses, some of which could be material to us. To the extent that we make any acquisitions in the future, we may issue common stock that would dilute the ownership of our stockholders, incur debt, assume liabilities, incur amortization expenses related to certain intangible assets or incur large and possibly immediate write-offs. Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	unanticipated expenses related to technology integration;

•	the maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses.

We cannot be sure that we will succeed in addressing these risks or any other problems encountered in connection with potential business combinations and acquisitions.

As a holding company, we will require dividends from subsidiaries to meet our cash requirements.

We are a holding company whose principal assets are the shares of capital stock of our subsidiaries. With the exception of some revenues we generate as a result of our holding company’s merger with Commonwealth Communications, we do not generate any operating revenues of our own. Consequently, we depend on dividends, advances and payments from our subsidiaries to fund our activities and meet our cash needs, including our debt service requirements. Our subsidiaries are separate and distinct legal entities. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to various business considerations and to applicable laws and regulations.

We have substantial existing short-term indebtedness, and we may be unable to obtain new financing or financing on favorable terms.

As of December 31, 2001, we had total outstanding short-term indebtedness of approximately $74 million. This amount includes a revolving line of credit with a balance of $65 million as of December 31, 2001 that matures every 364 days. We will need to use a portion of our future cash flow from operations to pay the principal and interest on our indebtedness, which will reduce the funds available for our operations, including capital investments and business expenses. This could hinder our ability to adjust to changing market and economic conditions. Additionally, we may need to obtain new financing to fund further capital requirements. We cannot provide any assurance that additional financing will be available or, if it is available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain financing could result in the delay or curtailment of our development plans or expenditures.

The restrictive terms imposed by our indebtedness may prevent us from achieving some of our business objectives.

Our indebtedness contains various covenants that limit our ability to engage in the following activities:

•	borrow and place liens on our assets;

•	pay dividends, make investments or make certain other restricted payments;

•	enter into transactions with affiliates; and

•	sell assets, make acquisitions or merge with or into other companies.

Our ability to comply with these covenants can be affected by events beyond our control. A breach of any of these covenants could also result in a default even if we are able to pay our debt. A default under these covenants or covenants under other financing arrangements we enter into could result in the acceleration of required payments or the inability to receive financing in the future.

RLEC Operations

Our RLEC offers local, toll, network access and enhanced services in a rural, mountainous market located primarily in the eastern third of Pennsylvania.

Network Strategy

Our RLEC utilizes a technologically-advanced, fiber-rich network that is based on digital-switching, fiber optic transport and host/remote architecture. It was the first telephone company to deploy fiber optics in a toll application and was one of the first local exchange carriers in the nation to deploy a network of all digitally-switched central offices. Our RLEC operates its own Signaling System 7, or SS7, network which provides automated monitoring and routing of telephone calls. Throughout its market, our RLEC has 13 digital host switches and over 400 remote switches. All of the trunks between the hosts and all of the host-to-remote wire center links are connected with fiber optic cable. Connection to our customers, or the “last mile,” is provided over our RLEC’s copper outside plant. Our network architecture provides for short loop lengths in our copper plant which allows our RLEC to aggregate customer lines at the remotes for transport and concentrates costly network intelligence in a small number of host offices. Our RLEC currently deploys an asynchronous transfer mode network to support its network of over 6,000 DSL lines in our RLEC’s territory. We intend to expand this network in 2002 to allow the migration of Internet traffic and trunks which will provide our RLEC with a single platform for efficient switching and transport of both voice and data traffic. Additionally, our RLEC operates a network control center which monitors network performance 24 hours a day, 7 days a week and allows us to maintain high network performance standards.

Customer Service

Our RLEC has long been recognized as a customer service leader in Pennsylvania. Each year the Pennsylvania Public Utility Commission issues a study that measures the customer service results of the state’s five largest local exchange service providers which included Alltel, Bell Atlantic (now part of Verizon), GTE (now part of Verizon) and United (now Sprint). Our RLEC has achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in six of the past seven years for which ratings are available, including the last four years for which ratings are available.

Regulatory Environment

Our RLEC is subject to regulation by the Pennsylvania Public Utility Commission for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. In 1997, our RLEC entered into an alternative regulatory framework with the Public Utility Commission for all of its intrastate operations under which it agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations. As a result of the alternative regulatory framework, our RLEC’s profits are not directly limited by the Commission as they were under the former rate of return system of regulation. Instead, our RLEC received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to the equity owners of the RLEC. Connected with this, on February 1, 2002, our RLEC filed a proposed rate increase with the Public Utility Commission which, if approved, will become effective May 16, 2002. Our RLEC can also seek to rebalance rates periodically between various intrastate service categories, such as toll and access. Additionally, our RLEC has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses. This may include changes in revenues that may result from portions of the interstate access charge reform.

The Public Utility Commission must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLEC. In addition, the Public Utility Commission must approve any change in control of either our RLEC or its holding company. The Public Utility Commission defines a “change in control” as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%. In addition, the FCC must also approve any sale or “transfer of control” of our RLEC or of its holding company.

Our RLEC is subject to the jurisdiction of the Federal Communications Commission, or FCC, with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country, including the provision of access to local telephone networks for the origination or termination of such communications. Prices for our RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 30.1% of our RLEC’s 2001 revenues, are regulated by the FCC based on “average schedule” formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of our RLEC from them, could result in a significant revenue loss. However, removal of our RLEC from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment.

In the first quarter 2001, changes in our RLEC’s state tax adjustment surcharge, settlements formula calculation and jurisdictional minutes of use have reduced and will continue to reduce our revenues by approximately $1.0 million per quarter as compared to the amounts we received prior to these changes.

On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return rural incumbent local exchange carriers. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long-distance companies, an increase in subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers. In addition to the above modifications, the FCC has also released a Notice of Proposed Rulemaking under which it will investigate the possibility of allowing telephone companies such as our RLEC to convert to a form of incentive regulation similar in some respects to its existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

Competitive Environment

With the exception of competition from intraLATA toll providers and attractive calling packages offered by several non-wireline providers in certain areas of our territory, our RLEC has faced limited competition to date and has not lost any access lines to a wireline competitor since the Telecommunications Act was passed in 1996. Part of the reason for this is that our RLEC maintains a rural exemption from the interconnection provisions of the Telecommunications Act for all of its access lines in Pennsylvania. The rural exemption does not preclude competitors from providing telephone services within our RLEC’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our RLEC network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania Public Utility Commission before receiving approval. The Public Utility Commission may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. Two providers have been granted approval or are in the process of receiving approval to service our RLEC’s customers on a facilities basis, but this development has not impacted our RLEC’s operations to date and this approval does not represent a challenge to our RLEC’s rural exemption. A variety of other factors contribute to our RLEC’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 6% of its revenues), its low basic service rates, its customer service record and level of customer satisfaction and its favorable regulatory environment. While competition from wireless providers is present in our markets, it is not a significant concern to us due to the low population density, rural nature and mountainous topography of our markets. We also face competition from national ISPs such as AOL Time Warner and from cable providers offering a cable modem product.

CLEC Operations

We offer competitive local, toll, network access, long-distance, enhanced services, broadband data services and high-speed Internet access services in three regional “edge-out” markets which encompass cities and surrounding areas that have total populations of between 250,000 and 500,000 people as well as a significant concentration of business and industry. The geographic area represented by these three markets is roughly one-

third the size of our RLEC’s service territory, or about 1,750 square miles, with a population of approximately 1.4 million and approximately 600 access lines per square mile.

Beginning in 1998, we had expanded beyond our CLEC’s original three “edge-out” markets and into five expansion markets located in Pennsylvania, New York, Ohio and West Virginia. In December 2000, we announced that we were exiting these expansion markets to redirect our focus on our “edge-out” markets. The expansion markets accounted for approximately 20% of our competitive lines and approximately 20% of our CLEC’s revenues. The redirection of our CLEC’s strategy to focus on our original three “edge-out” markets is allowing us to increase our adjusted EBITDA and to significantly reduce our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

Network Strategy

Our CLEC’s network strategy is to own the majority of the key elements of the local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, our CLEC builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows our CLEC to provide high quality and reliable service, reduce customer churn and generate attractive margins. It builds, owns and operates digitally-switched, fiber intensive networks which are DSL-qualified in each of its three regional edge-out markets. As of December 31, 2001, our CLEC had approximately 96% of its access lines connected to its own switches and approximately 50% of its access lines completely on its own network.

Customer Service

Our CLEC strives to provide its customers with exceptional service and uses the same customer care procedures that have proven successful for our 104 year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer complaints and problems. We are also proficient in the other unique customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we do not depend heavily on the incumbent local exchange carrier for provisioning and maintenance resolution.

Sales Organization

We utilize direct and indirect sales channels to target potential business and residential customers. Our direct channels include sales teams based in local offices, which are exclusively focused on selling to potential business customers with more than five lines. Each team consists of customer account managers and specialists that focus on retaining and growing accounts after the initial sale. In addition, an inside sales team is focused on residential and business customers with fewer than five lines. Our indirect sales channel is comprised of agents and consultants who look to provide bundled solutions to their customers.

Regulatory Environment

The Pennsylvania Public Utility Commission exercises jurisdiction over intrastate service, including basic local exchange service, intrastate access services and intraLATA toll services. Under the Public Utility Commission’s current practices, our CLEC’s rates and services are generally subject to much less regulatory scrutiny than those of the RLEC in its markets. Additionally, municipalities and other local government agencies may regulate limited aspects of our CLEC’s business, such as its use of rights-of-way.

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission also has authority to arbitrate any disputes over the terms and conditions of interconnection between our CLEC and Verizon, and the prices of various unbundled network elements our CLEC purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by this Commission may have a material effect on our CLEC’s costs and profitability.

At the federal level, the Federal Communications Commission has jurisdiction over interstate services, including access charges as well as long-distance services. Our CLEC’s rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC’s complaint jurisdiction, and in the case of switched access service are subject to rate caps prescribed by the FCC, as described further below.

In April 2001, the FCC released an order adopting new rules limiting the right of competitive local exchange carriers to collect reciprocal compensation on local telephone calls that terminate to Internet service providers. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable by other local telephone companies to our CLEC on calls to Internet service providers will generally be limited to $0.0015 per minute for the first six months after the rules took effect, $0.0010 per minute for the next eighteen months and $0.0007 per minute thereafter. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be traffic to Internet service providers, although either our CLEC or the other telephone company may attempt to rebut this presumption and show a different level of Internet traffic. In addition, the number of minutes on which compensation is payable is limited by a formula based upon the number of compensable minutes exchanged in the first quarter of 2001. The rates under the new rules are substantially lower than the compensation our CLEC was previously collecting in Pennsylvania, where the effective rates were as high as $0.0028 per minute. For the year ended December 31, 2001, our CLEC recorded approximately $10.2 million or 14.0% of its edge-out revenues from compensation revenue for calls terminated to Internet service providers. This compares to $4.0 million or 7.6% for the corresponding period in the prior year. Of these amounts, local reciprocal compensation associated with ISP traffic was $4.0 million or 1.3% and $2.2 million or 0.8% of our pro forma revenues, excluding expansion markets, for the years ended December 31, 2001 and December 31, 2000, respectively.

Also in April 2001, the FCC released a separate order adopting new rules to limit the access charges of non-dominant providers. Under these rules which took effect on June 20, 2001, competitive carriers are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute. Our CLEC’s previous interstate access charges were as high as 4.5 cents per minute. After one year, this rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, our CLEC will be required to charge rates no higher than the incumbent local exchange carrier (in our case, Verizon, which we expect will charge rates of approximately 0.45 cents per minute by 2004 as a result of an FCC plan requiring regional Bell operating companies to reduce their rates to this level). For the year ended December 31, 2001, interstate access revenue accounted for approximately 4.9% of our “edge-out” market revenue. This decision will result in substantial reductions in our CLEC’s billed access charges. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of these proceedings.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as our CLEC. The United States Supreme Court agreed to review this decision and heard oral arguments in the case in early October of 2001. Until the Supreme Court publishes its decision in this case, the FCC’s current pricing rules will remain in effect. However, if the lower court decision is upheld, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by our CLEC to incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the Pennsylvania Public Utility Commission, it is impossible to predict how this development may affect our CLEC’s costs.

On September 19, 2001, Verizon was granted permission to provide long-distance services to Pennsylvania customers after the FCC determined that Verizon had met its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. Verizon is now able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. Our CLEC already offers packages of local and long-distance services. Verizon may be able to compete more effectively against our CLEC if it is able to offer all of the same services.

The FCC has recently begun reviews of several of its local competition policies that could result in changes to the interconnection arrangements on which our CLEC relies, or in additional competition from the incumbent local telephone companies. We cannot predict the outcome of these reviews, or of future rule changes that the FCC may initiate.

Competitive Environment

Our CLEC competes principally with the services offered by the incumbent local exchange carrier, Verizon Communications. Incumbent local exchange carriers such as Verizon have relationships with their customers, have the potential to subsidize services from their regulated service revenues and benefit from certain favorable state and federal regulations. Verizon is larger and has greater financial resources than our CLEC. In light of the passage of the Telecommunications Act and concessions by some of the regional Bells, federal and state regulatory initiatives may provide increased business opportunities to CLECs, but ILECs may obtain increased pricing flexibility for their services as competition increases. If, in the future, ILECs are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers or charge CLECs significantly higher fees for interconnection to the ILECs’ networks, our CLEC’s competitive position would be adversely affected.

Our CLEC also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. The edge-out markets served by our CLEC are served by one or more other CLECs including XO Communications, Adelphia Business Solutions, Choice One Communications and others. We expect competition from CLECs and other companies to continue in the future.

Other Operations

Commonwealth Communications

Commonwealth Communications provides telecommunication equipment and technical services and designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects and cabling projects primarily for hospitals and educational institutions.

epix® Internet Services

epix®, founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product to our RLEC and CLEC customers and provides network support, technical support and customer service to Jack Flash®, our DSL product. epix® had approximately 46,000 subscribers as of December 31, 2001.

Jack Flash®

In the second half of 1999, we began offering our DSL service under the trade name Jack Flash®. We offer this service through our own facilities, or “on-net,” in the majority of our RLEC territory and on an “on-net” and an “off-net” basis in selected areas of our CLEC markets. As of December 31, 2001, substantially all of our installed DSL lines are in our RLEC’s territory.

CLD

Since 1990, Commonwealth Long Distance Company has conducted the business of providing long-distance telephone services. Through a wholesale agreement with RCN Long Distance Company, Commonwealth Long Distance provides long-distance services primarily to our RLEC’s customers.

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

Transitional Services and Agreements

On September 30, 1997, CTE (then called C-TEC Corporation) distributed the shares of its wholly-owned subsidiary, RCN Corporation, to C-TEC shareholders. RCN agreed to provide or cause to be provided to CTE certain specified services (management services) for a transitional period after the distribution. The total fee for 2001, 2000 and 1999 was approximately $1.2 million, $2.0 million and $5.2 million, respectively. During 1999, the majority of the transitional services were transferred to CTE from RCN. The transitional services remaining in 2001 and 2002 primarily includes management services from the Office of the Chairman. The fee for 2002 will remain at the 2001 level.

The aforementioned arrangements are not the result of arm’s length negotiations between unrelated parties as CTE and RCN have certain common officers and directors. Although the transitional service arrangements in such agreements are designed to reflect arrangements that would have been agreed upon by parties negotiating at arm’s length, there can be no assurance that we would not be able to obtain similar services at a lower cost from unrelated third parties.

We have also entered into a month-to-month long distance resale agreement with RCN. Additional or modified agreements, arrangements and transactions may be entered into between CTE and RCN in the future, which will be negotiated at arm’s length.

Miscellaneous

Level 3 Communications, Inc. (“Level 3”) holds a significant portion of the voting power in our equity securities. Four of our directors are also directors of Level 3. As a result, Level 3 will continue to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

In addition to the above noted existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3, our Chairman, David McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Eight of our directors also serve on the board of directors of RCN. Also, Level 3 owns approximately 27% of the outstanding equity securities of RCN. See also “Risk Factors” included in this report.

Employees

We employed a total of 1,387 employees as of December 31, 2001. Approximately 36% of our employees are covered under collective bargaining agreements. On February 21, 1999, Commonwealth Telephone Company bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2002. Also, in June 1999, Commonwealth Communications bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until June 29, 2002.

Item 2.    Properties

Our property consists principally of central office equipment, telephone lines, telephone instruments and related equipment, and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition for our CLEC and RLEC operations. The properties of our RLEC are subject to mortgage liens held by CoBank, ACB. We own substantially all of our central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property. Locations on private land are governed by easements or other arrangements.

Item 3.    Legal Proceedings

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. We do not believe these proceedings will have a material adverse effect on our results of operations or financial condition. Additionally, there are no other legal matters pending that we expect to have a material impact on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions Held
David C. McCourt	45
Chairman of the Board of Directors and Director of CTE since October 1993; Chairman, Chief Executive Officer and Director of RCN since September 1997; Chief Executive Officer of CTE from October 1993 to November 1998; Director, Chairman and Chief Executive Officer of Cable Michigan, Inc. from September 30, 1997 to November 1998; President from September 1992 to December 1999 and Director of Level 3 Telecom Holdings, Inc. from 1993 to March 2002; Chairman, Chief Executive Officer and Director of Mercom, Inc. from October 1993 to November 1998; Director of MFS Communications Company, Inc. from July 1990 to December 1996; President and Director of Metropolitan Fiber Systems/McCourt, Inc., a subsidiary of MFS Telecom, Inc. from 1988 to 1997; Director of Cable Satellite Public Affairs Network since June 1995; Director of WorldCom, Inc. from December 1996 to March 1998; and Director of Level 3 Communications, Inc. since March 1998.

Michael J. Mahoney	51
President and CEO as well as Director of CTE since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of CTE from June 1995 to October 1999; President and Chief Operating Officer of CTE from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN Corporation from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997 and a Director of Mercom from January 1994 to November 1998; Executive Vice President of our Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.

James DePolo	56
Chief Operating Officer of CTE since March 2000; Executive Vice President of CTE and CT since 1997; Executive Vice President of CTSI since July 1998; senior management positions at Metropolitan Fiber Systems, Inc. (MFS) from 1994 to 1997, including Division President—MFS Intelenet, President—Realcom, and Vice President of Sales Operations—UUNet; senior management positions at Sprint from 1985 to 1993, including Vice President and General Manager—Alternate Channels, Vice President of Marketing—Western Business Market Group, Vice President of Strategic Marketing, Vice President and General Manager—West Division and Vice President of Sales and Marketing—West Division; Director of Engineering, Marketing and Sales—West Division for Satellite Business Systems from 1983 to 1985.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Age	Positions Held
Donald P. Cawley	43
Senior Vice President of CTE since June 2000; Chief Accounting Officer of CTE since May 1999; Vice President and Controller of CTE from September 1997 to June 2000; Vice President and Controller of Commonwealth Telephone Company from February 1996 to September 1997; and Controller of Commonwealth Telephone Company from March 1992 to February 1996.

Joseph Enis	57
Senior Vice President of CTE since June 2000; Treasurer of CTE since December 1999; Vice President of CTE from December 1999 to June 2000; Treasurer of Frontier Corporation from June 1994 to December 1999; Treasurer of National Service Industries from June 1992 to May 1994; Treasurer of Cyclops Industries from March 1982 to May 1992; Vice President of Finance for Big Bud Tractors from November 1981 to February 1982; and Assistant Treasurer and Manager of Planning of J.I. Case Company from May 1975 to October 1981.

Kenneth E. Lee	41
Corporate Secretary of CTE since March 2001; Vice President and General Counsel of CTE since January 2001; Director of Administration and In-House Counsel of Gentex Corporation and Gentex Optics, Inc. from March 1995 to January 2001; Vice President of Administration and Business Development of BioFor, Inc. from April 1994 to March 1995; Member, Pennsylvania House of Representatives, 111th District, from January 1988 to December 1994; and Attorney at the law firm of Farr, Davis & Fitze in 1987 and 1988.

F. Andrew Logue	59
Vice President of Human Resources of CTE since August 2000; Corporate Vice President of Human Resources of National Service Industries from May 1993 to July 2000; Vice President of Human Resources of Lithonia Lighting from March 1987 to May 1993; Vice President of Human Resources of Health America Corporation from June 1985 to March 1987; Vice President of Human Resources— Hospital Company Division of American Hospital Supply Corporation from October 1980 to June 1985; Vice President of Human Resources—American Hospital Supply Division of American Hospital Supply Corporation from June 1976 to October 1980; and Director of Personnel—Harleco Division of American Hospital Supply Corporation from April 1974 to June 1976.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Age	Positions Held
David G. Weselcouch	46
Senior Vice President of Investor Relations and Corporate Communications of CTE since June 2000; Vice President of Investor Relations and Corporate Communications of CTE from March 1999 to June 2000; Vice President of Investor Relations of CTE from 1998 to 1999; Director—Investor Relations of GTE Corporation from 1993 to 1998; Manager—Capital Markets Development and Administration of GTE Corporation from 1989 to 1993; Administrator—Financial Strategies of GTE Corporation from 1988 to 1989.

Donald W. Wiles	58
Senior Vice President and Chief Technology Officer of CTE since June 2000; Vice President of Engineering of CTE from May 1999 to June 2000; Senior Associate of Telecommunications/Transportation of Booz-Allen & Hamilton from 1994 to 1999; Vice President of Engineering of Sokol America from 1993 to 1994; President and Chief Operating Officer of Systems Technology Associates from 1992 to 1993; Vice President and General Manager—Saudi Arabia Branch Office of Contel/GTE Federal Systems from 1991 to 1992; Vice President of Engineering of Contel/GTE Federal Systems from 1987 to 1991; Chief Engineer/General Manager of Engineering of System Development Corporation/Unisys from 1984 to 1987; Director of Marketing of Intelect, Inc. from 1983 to 1984; Director of Engineering/Marketing of Stromberg-Carlson Corporation from 1976 to 1983.

George Farrell	45
Vice President of Corporate Staff and Services of CTE since July 2000; Director, Corporate Staff and Services of CTE from December 1999 to July 2000; Director, Staff Operations for Commonwealth Telephone Company from February 1999 to December 1999; Senior Manager of Business Development of CTE from October 1998 to February 1999; Retired Lieutenant Colonel for the United States Air Force since October 1998; various positions within the United States Air Force from December 1978 to October 1998.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock is traded on the NASDAQ National Market (Symbol:CTCO); our Class B Common Stock is traded on the NASDAQ SmallCap Market (Symbol:CTCOB).

There were approximately 1,724 holders of the Company’s Common Stock and 294 holders of the Company’s Class B Common Stock on February 28, 2002, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-19 of this report.

Item 6.   Selected Financial Data

Information required under Item 6 of Part II is included on page F-20 of this report.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required under Item 7 of Part II is included on pages F-1 to F-19 of this report.

Item 7.   (a) Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7 (a) of Part II is included on pages F-14 to F-15 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on page F-44 of this report.

Item 8.   Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-21 to F-46 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2001, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required under Item 10 of Part III with respect to the Directors of the Registrant is set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

Item 11.   Executive Compensation

The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required under Item 12 of Part III is included in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions

The information required under Item 13 of Part III is included in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14.    (a)(1) Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Data
Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Common Shareholders’ Equity for Years Ended December 31,
    2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of Independent Accountants
Report of Management

Item 14.    (a)(2) Financial Statement Schedules

Description

Condensed Financial Information of the Registrant for the Years Ended December 31, 2001, 2000 and 1999 (Schedule I)

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2001, 2000 and 1999 (Schedule II)

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

  (b) Articles of Merger between C-TEC Corporation and Commonwealth Communications, Inc. dated September 29, 1997 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

*(c) Limited Liability Company Operating Agreement of CTSI, LLC dated June 30, 2001.

*(d) Agreement and Plan of Merger between CTSI, Inc. and CTSI, LLC dated June 22, 2001.

(3) Articles of Incorporation and By-laws

  (a) Articles of Incorporation of Registrant as amended and restated April 24, 1986 and as further amended on November 25, 1991 are incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

  (b) Amendment to Articles of Incorporation dated September 21, 1995 is incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-11053).

  (c) Amendment of Articles of Incorporation dated October 1, 1997 is herein incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

  (d) Amendment of Articles of Incorporation dated October 8, 1997 is herein incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

  (e) By-laws of Registrant, as amended through October 28, 1993 are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File No. 0-11053).

  (f) Amendments to By-laws of Registrant (Article I, Section I and Article II, Section 4) dated as of December 13, 1994 are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File No. 0-11053).

(4) Instruments Defining the Rights of Security Holders, Including Indentures

  (a) Loan Agreement dated as of March 29, 1994, made by and between Commonwealth Telephone Company and the National Bank for Cooperatives is incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

  (b) Credit Agreement dated as of June 30, 1997 by and among C-TEC Corporation, the Lenders and First Union National Bank, as administrative agent for the Lenders is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No.  0-11053).

  (c) Amended and Restated Credit Agreement dated as of June 22, 1999 by and among Commonwealth Telephone Enterprises, Inc. as borrower, the Lenders referred to therein, First Union National Bank as Administrative Agent, CIBC Inc., as Syndication Agent, PNC Bank, National Association, as Documentation Agent and First Union Capital Markets Corp., as Lead Arranger is incorporated herein by reference to Exhibit 99 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

  (d) Line of Credit Agreement dated as of September 30, 1999 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4(b) to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No.  0-11053).

(e) Line of Credit Amendment dated as of September 15, 2000 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, (Commission File No.  0-11053).

(f) Amended and Restated Line of Credit Agreement dated April 6, 2001 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, (Commission File No. 0-11053).

(10) Material Contracts

(a) C-TEC Corporation, 1994 Stock Option Plan is incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

(b) C-TEC Corporation, Common-Wealth Builder Employee Savings Plan is incorporated herein by reference to Exhibit 28(b) to Form S-8 Registration Statements (as amended) of Registrant filed with the Commission, Registration No. 2-98306 and 33-13066.

(c) Performance Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986, (Commission File No. 0-11053).

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

(g) Assumption Agreement dated September 30, 1997 by and among Registrant, Cable Michigan, Inc. and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997, (Commission File No. 0-11053).

(h) Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

(i) 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, (Commission File No. 0-11053).

(j) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

(k) 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended and restated, is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000, (Commission File No. 0-11053).

(l) Letter Agreement dated September 19, 2000 regarding termination of employment and services as a Director by and between Commonwealth Telephone Enterprises, Inc. and Michael I. Gottdenker is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000, (Commission File No. 0-11053).

(m) Registration Rights Agreement dated February 7, 2002 between Registrant and Level 3 Communications, Inc. is incorporated herein by reference to Exhibit 10.13 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-82366.

*(n) Consulting Agreement dated March 1, 2002, by and between CTE Services, Inc. and James DePolo d/b/a Westminster Marketing Associates.

*(21) Subsidiaries of the Registrant

*(23) Consent of Independent Accountants

*(24) Powers of Attorney

(99) Additional Exhibits

(a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2-98305, 33-5723, 2-98306 and 33-13066 are incorporated herein by reference to Exhibit 28(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 0-11053).

Item 14.    (b) Reports on Form 8-K

On July 11, 2001, the Company filed a report on Form 8-K to disclose selected historical quarterly results pertaining to CTSI’s “edge-out” markets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO	MMONWEALTH TELEPHONE ENTERPRISES, INC.

Date: March 15, 2002

By:	/s/ DONALD P. CAWLEY

Donald P. Cawley Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 15, 2002

/s/ DONALD P. CAWLEY Donald P. Cawley	Senior Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 15, 2002
DIRECTORS:

/s/ DAVID C. MCCOURT David C. McCourt		March 15, 2002

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 15, 2002

/s/ MICHAEL A. ADAMS Michael A. Adams		March 15, 2002

/s/ JAMES Q. CROWE James Q. Crowe		March 15, 2002

/s/ STUART E. GRAHAM Stuart E. Graham		March 15, 2002

Signature	Title	Date

/s/ FRANK M. HENRY Frank M. Henry		March 15, 2002

/s/ RICHARD R. JAROS Richard R. Jaros		March 15, 2002

/s/ DANIEL E. KNOWLES Daniel E. Knowles		March 15, 2002

/s/ DAVID C. MITCHELL David C. Mitchell		March 15, 2002

/s/ EUGENE ROTH Eugene Roth		March 15, 2002

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 15, 2002

/s/ TIMOTHY J. STOKLOSA Timothy J. Stoklosa		March 15, 2002

/s/ JOHN J. WHYTE John J. Whyte		March 15, 2002

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments; and

•	changes in the competitive environment in which we operate.

Additional factors that could cause or contribute to such differences are set forth in “Risk Factors” and are discussed elsewhere in this report. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control with the common stock having one vote per share and class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit & Sons, which has since become Level 3 Communications. In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “we,” “us” or “our”).

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which is a competitive local exchange carrier (“CLEC”). We also have another business segment labeled “Other” which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; Jack Flash® (“Jack Flash”), a broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions; Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company (“CLD”), a facilities-based long-distance reseller. Both epix and Jack Flash results included in Other represent the portion of these businesses in our RLEC’s territory. Other also includes our corporate financing entity.

As of December 31, 2001, our RLEC served over 330,000 switched access lines. In 1997, we formally launched our facilities-based CLEC. Our CLEC operates in three “edge-out” regional Pennsylvania markets that border our RLEC’s markets and that we believe offer attractive market demographics such as higher population density and a higher concentration of businesses. Our CLEC served over 112,000 switched access lines as of December 31, 2001, which were mainly business customers. Beginning in 1998, our CLEC expanded beyond its original three “edge-out” markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these “expansion” markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

Revenue

Our RLEC revenue is derived primarily from access, local service, enhanced services and intraLATA toll. IntraLATA toll revenue is derived from customers who have chosen us to provide intrastate long-distance service. Access revenue consists primarily of charges paid by long-distance companies for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, such as caller ID and call waiting.

Our CLEC revenue is derived primarily from access, local service, point-to-point circuit, Internet access, DSL, local long-distance and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes a portion of the revenue from epix® Internet Services and Jack Flash® and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for this segment consists of dial-up Internet access revenue charges from customers within the RLEC service territory and non-CTSI customers outside the RLEC territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within the RLEC service territory. Commonwealth Communications generates revenue primarily from telecommunications projects including installation of PBX systems for business customers, cabling projects and telecommunication systems design. Commonwealth Long Distance primarily derives its revenue from long-distance customers within the RLEC operating territory.

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. Our CLEC also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from a third party provider. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

Capital Expenditures

We incur line-related capital expenditures associated with access line growth, maintenance expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in our RLEC and CLEC territories. Capital expenditures associated with access line growth, comprising a significant portion of our overall capital spending, are success-based and therefore result in incremental revenue.

Selected Segment Data

Adjusted EBITDA

We provide as supplemental data our adjusted EBITDA on both a consolidated and segment basis. We define adjusted EBITDA as earnings before interest, taxes, voluntary employee retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities. We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business; and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to other similarly titled measures of other companies.

Pro Forma Data

The pro forma data presented gives effect to CTSI’s exit from five expansion markets. The pro forma data is calculated by eliminating sales, identifiable direct operating expenses and restructuring charges (reversals) related to our operations in the expansion markets for the periods presented. However, the pro forma data is not necessarily indicative of the results we would have achieved had we actually completed the exit before January 2001, or of our results of future operations.

We have included certain segment financial data in the tables below. Such detail includes information on a pro forma basis to reflect the exit from the expansion markets.

Data Tables:

	For the Years Ended December 31,
Sales:	2001	2000	1999	Pro forma 2001(1)
CT	$189,264	$182,223	$169,313	$189,264

CTSI—edge-out	73,061	53,143	37,583	73,061
CTSI—expansion	5,563	12,413	4,901	—

Total CTSI	78,624	65,556	42,484	73,061

Other	38,726	43,270	49,095	38,726

Total	$306,614	$291,049	$260,892	$301,051

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
Operating income (loss):	2001		2000		1999	Pro forma 2001(1)
CT	$78,713		$73,021		$66,664	$78,713

CTSI—edge-out	2,540		(8,252)		(8,455)	2,540
CTSI—expansion	6,637	(*)	(121,362	)(*)	(8,197)	—

Total CTSI	9,177		(129,614)		(16,652)	2,540

Other	(11,129)		(6,427)		(248)	(11,129)

Total	$76,761		$(63,020)		$49,764	$70,124

(*)  Year ended December 31, 2001 includes restructuring reversals of $9,287. Year ended December 31, 2000 includes a restructuring charge of $99,713.

	For the Years Ended December 31,
Adjusted EBITDA:	2001	2000	1999	Pro forma 2001(1)
CT	$120,906	$110,049	$99,717	$120,906

CTSI—edge-out	19,402	2,814	(1,568)	19,402
CTSI—expansion	(2,650)	(16,168)	(5,980)	—

Total CTSI	16,752	(13,354)	(7,548)	19,402

Other	(214)	(1,574)	3,101	(214)

Total	$137,444	$95,121	$95,270	$140,094

	As of December 31,
Access lines:	2001	2000	1999	Pro forma 2001(1)
CT access lines	330,666	315,669	296,689	330,666

CTSI edge-out access lines	112,396	97,174	73,739	112,396
CTSI expansion access lines	—	25,373	10,809	—

Total CTSI access lines	112,396	122,547	84,548	112,396

Total	443,062	438,216	381,237	443,062

(1)
The pro forma data is calculated by eliminating sales, identifiable direct operating expenses and restructuring charges (reversals) related to our operations in the expansion markets for the periods presented.

2001 vs 2000

For the year ended December 31, 2001, our consolidated sales increased 5.3% to $306,614. Higher sales at CT of $7,041 and CTSI of $13,068 contributed to the increase, but were partially offset by a decline in Other sales of $4,544. Operating income increased $139,781 primarily as a result of the restructuring charge of $99,713 that we recorded in the fourth quarter 2000 in connection with the restructuring of CTSI, the reversals in 2001 of $6,252 of restructuring charges and gain on sale of a portion of our assets in the New York expansion markets of

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

$3,035 and a decrease in costs and expenses of $25,958 primarily due to our exit from the CTSI expansion markets. This increase in operating income was partially offset by an increase in depreciation expense of $6,154 and a charge of $5,388 recorded in connection with the Voluntary Retirement Program that was initiated in December 2001. Net income increased by $98,581 in 2001 primarily due to the increase in operating income and a decrease in interest expense of $2,623, partially offset by an increase in income taxes of $43,221. Net income (loss) was $43,132 or $1.83 per diluted share and ($55,449) or ($2.46) per diluted share for the years ended December 31, 2001 and 2000, respectively.

Commonwealth Telephone Company

CT’s sales were $189,264 and $182,223 for the years ended December 31, 2001 and 2000, respectively. The sales increase of $7,041 or 3.9% is primarily attributable to increases in access revenue of $6,012 and local service revenue of $1,064. The increase in access revenue is primarily due to increased state access revenue of $3,190 resulting from an increase in intraLATA and ITORP terminating minutes, partially offset by a reduction in the state tax adjustment surcharge. Interstate access revenue increased $2,833 primarily as a result of an increase in the National Exchange Carrier Association (“NECA”) per line rates. The increase in local and access revenue is also the result of an increase in access lines of 14,997 or 4.8%. The increase in CT’s access lines is primarily due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 35.2% in 2000 to 39.4% in 2001. CT also experienced a 7.5% growth in the number of business lines installed. Overall growth in access lines is expected to be lower in 2002. In addition, enhanced service revenue increased $945 or 10.3% primarily as a result of caller ID and custom calling features. Toll revenue decreased $1,671 primarily as a result of a loss of market share due to customers selecting alternate service providers with lower rate offerings and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory. We expect this trend to continue.

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and voluntary employee retirement program (“costs and expenses”) were $67,158 and $70,974 for the years ended December 31, 2001 and 2000, respectively. CT’s costs and expenses decreased $3,816 or 5.4% as a result of favorable reductions in Pennsylvania capital stock tax and PURTA taxes. Also contributing to the decrease are lower costs associated with reduced intraLATA toll minutes and a portion of the expenses charged in 2000 associated with the separation of CTE’s former president and chief executive officer that did not recur in 2001. These decreases are partially offset by an increase in payroll and benefits resulting from annual salary increases and quarterly performance-based incentives and higher costs associated with increased penetrations of enhanced services, particularly caller ID and higher information systems charges due to increased capacity requirements.

CTSI

CTSI sales were $78,624 (edge-out $73,061; expansion $5,563) and $65,556 (edge-out $53,143; expansion $12,413) for the years ended December 31, 2001 and 2000, respectively. This increase of $13,068 (edge-out $19,918; expansion ($6,850)) in local service, access and customer point-to-point circuit revenues is principally a result of CTSI’s continued penetration in the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets, the original three edge-out CLEC markets. At December 31, 2001, CTSI edge-out markets had 112,396 installed access lines as compared to 97,174 at December 31, 2000, an increase of 15,222 or 15.7%. Overall growth in access lines is expected to be lower in 2002. Also contributing to the increase in revenue was an increase in ISP traffic and recurring trunking charges. For the year ended December 31, 2001, CTSI recorded $10,242 or 14.0% of its edge-out market revenues from compensation revenue associated with ISP traffic, as compared to $4,026 or 7.6% for the same period last year.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

Costs and expenses were $61,476 (edge-out $53,263; expansion $8,213) and $78,585 (edge-out $50,004; expansion $28,581) for the years ended December 31, 2001 and 2000, respectively. The decrease of $17,109 (edge-out $3,259; expansion ($20,368)) is primarily due to the decline in the expenses of the expansion markets due to our exit from those markets. The increase in costs in the edge-out markets is due to increased sales associated with continued market penetration. These costs and expenses represent employee-related costs, circuit rentals, long-distance expense, information system costs, bad debt expense and terminating access from independent local exchange carriers.

Other

Other sales were $38,726 and $43,270 for the years ended December 31, 2001 and 2000, respectively. The decrease of $4,544 or 10.5% is primarily due to a decrease in CC and CLD sales, offset by an increase in DSL and epix sales.

CC sales decreased $4,331 or 21.2% primarily due to a decrease in non-recurring Premises Distribution Systems cabling sales. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. epix sales increased $638 or 4.6% versus 2000 due to an increase in Internet fees from the growth of DSL customers. In the second half of 1999, we commenced offering our DSL product line, Jack Flash. At December 31, 2001, Jack Flash had a total of 7,031 installed DSL subscribers as compared to 4,002 at December 31, 2000, contributing to its increase in revenue of $1,295. CLD sales declined $2,146 or 25.8% as a result of customers switching to alternate long-distance service providers due to CLD’s above-average long-distance rates, a trend we expect to continue.

Other costs and expenses were $39,336 and $44,369 for the years ended December 31, 2001 and 2000, respectively. CC costs and expenses were $15,016 and $19,065 for the years ended December 31, 2001 and 2000, respectively. The decrease of $4,049 is the result of decreased costs associated with a decrease in sales. epix costs and expenses decreased $14. Costs and expenses related to Jack Flash were $3,522 in 2001 as compared to $1,689 in 2000, resulting from an increase in installed subscribers, marketing expenses associated with the launching of this product and an increase in the number of employees focused on Jack Flash. CLD costs and expenses decreased $901 or 12.0% due primarily to the decrease in sales.

Management Fees

Management fees were $1,200 and $2,000 for the years ended December 31, 2001 and 2000, respectively. The decrease of $800, or 40.0%, is due to the transition of certain services to CTE in 2001.

Adjusted EBITDA (Earnings before interest, taxes, voluntary employee retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

Adjusted EBITDA was $137,444 and $95,121 for the years ended December 31, 2001 and 2000, respectively. The increase of $42,323 or 44.5% is primarily due to lower costs and expenses, resulting from our exit from the CTSI expansion markets, and increased consolidated sales.

Depreciation and Amortization

Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $64,582 and $58,428 for the years ended December 31, 2001 and December 31, 2000,

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

respectively. The increase is due primarily to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 2000 and 2001.

Restructuring Charges (Reversals)

In December 2000, we initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three “edge-out” markets adjacent to CT’s rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). CTSI had completed its withdrawal from the five non-“edge-out” expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) by June 30, 2001.

During December 2000, we reduced our workforce by approximately 220 employees and as of December 31, 2001 we reduced our workforce by an additional 33 employees who had remained to facilitate the transition of customers to other service providers. No further workforce reductions as a result of this restructuring will occur. Compensation cost related to these employees for the year 2000 was approximately $7.5 million. Compensation costs related to the remaining 33 employees in 2001 was approximately $0.8 million.

Employee termination benefits associated with this workforce reduction and included in the restructuring charge was $2,628. As of December 31, 2001, $2,534 had been paid to this liability and the remaining $94 reversed.

Also included in accrued restructuring expenses as of December 31, 2000 were estimated incremental costs associated with financial advisory, legal and other fees of $3,189, net of cash payments of $311. In the twelve months ended December 31, 2001, $1,017 was paid with $1,600 reversed in the second quarter of 2001 as a result of favorable negotiations of commitments.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. As of December 31, 2001, $6,213 has been paid. In the second quarter 2001, $1,810 associated with a canceled committed equipment purchase that was favorably negotiated was reversed. In the three months ended September 2001, as a result of the sale of certain assets and the assignment of certain leases to another CLEC, we reversed $2,233 of these charges. In the fourth quarter 2001, $515 was reversed due to a favorable building lease settlement.

We expect the majority of the remaining liabilities to be utilized in 2002. Any funding associated with the reduction of the outstanding liabilities at December 31, 2001 of $7,381 will come from cash flow from operations or existing credit facilities.

The restructuring charge as of December 31, 2000 included $73,994, net of estimated salvage value, for the write-down of assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds from the sale of the affected assets, offset by costs of removal. These assets primarily relate to switching, central office equipment and outside communications plant physically located in the exited markets. In July 2001, another CLEC purchased a portion of our assets in the New York expansion markets at amounts higher than estimated, resulting in a gain of $3,035.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

No depreciation expense was recorded for the expansion markets in 2001. Depreciation expense incurred for the expansion markets was approximately $5.5 million and $2.2 million for 2000 and 1999, respectively. No further depreciation expense will be incurred for these expansion market assets.

The restructuring charge also included $2,011 related to the write-down, net of estimated salvage value, of assets included in inventory to be sold or disposed of in connection with the restructuring.

The write-down of the assets to be disposed of was a direct result of our unwillingness to incur the capital requirements necessary to grow these markets and make them profitable; and accordingly, no future cash flows from these assets could be anticipated. Excluding the expansion market assets, we are not aware of any events or circumstances that would suggest the carrying amount of our remaining assets would not be recoverable.

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total
Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Accrued restructuring expense comprises the following:

	2000			2001
	Provision	Payments	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expenses	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

Voluntary Employee Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and therefore nearly 80% of the cost is non-cash. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, approximately 70% of the total VRP costs have been recorded in the 2001 fourth quarter. We recorded a charge of $5,388 ($3,502 after-tax) in 2001. The remaining 30% or approximately $2,333 ($1,516 after-tax) of the VRP costs will be recorded in the first quarter of 2002. The VRP costs of $5,388 represent $4,120 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

program costs of $1,268 relate to medical insurance and other program expenses. As a result of the VRP, we expect to reduce our headcount by approximately 100 employees, or approximately 7% of our overall workforce. The results of this program will be an improved alignment of our workforce, allowing us to achieve increased efficiency and reduced costs.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on CTE’s revolving credit facility and amortization of debt issuance costs. We used interest rate swaps on $130,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $18,348 for the year ended December 31, 2001 as compared to $20,971 for the year ended December 31, 2000. The decrease of $2,623 is due to lower interest rates on variable rate debt not subject to interest rate swaps and lower debt outstanding.

Income Taxes

Our effective tax rates were 32.6% and 28.7% for the years ended December 31, 2001 and 2000, respectively. The lower rate in 2000 is due primarily to the significant losses recorded by CTSI resulting from the restructuring and the associated charge to income. We estimate that had the restructuring and associated charge not occurred, our effective tax rate would have been approximately 57%. Our exit from the expansion markets and CTSI’s edge-out market profitability allowed us to reduce our 2001 effective tax rate to approximately 43% before the implementation of our other tax strategies. The further reduction in the 2001 effective rate is due to year-to-date tax benefits of approximately $7.3 million recorded as a result of tax strategies implemented during the year. These strategies included allowing the state of Pennsylvania tax losses of CTSI to be offset against state of Pennsylvania taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. In addition, the 2001 effective tax rate reflects the utilization of deferred tax assets that were not realizable prior to the implementation of these strategies. As a result of these tax strategies, we anticipate our 2002 effective tax rate to be approximately 40%, which reflects continued savings from these tax strategies. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

2000 vs 1999

For the year ended December 31, 2000, our consolidated sales increased 11.6% and were $291,049 and $260,892 for the years ended December 31, 2000 and 1999, respectively. Higher sales at CT of $12,910 and CTSI of $23,072 contributed to the increase. Operating income decreased $112,784 primarily as a result of the restructuring charge of $99,713 and an increase in costs and expenses of $33,540 and depreciation expense of $12,922. This decrease in operating income was partially offset by the sales increase and a reduction in management fees of $3,234. Net income decreased by $77,421 primarily due to the decrease in operating income and an increase in interest expense of $6,572, partially offset by a decrease in income taxes of $40,606. Net (loss) income was ($55,449) or ($2.46) per diluted share and $21,972 or $0.95 per diluted share for the years ended December 31, 2000 and 1999, respectively.

Commonwealth Telephone Company

CT’s sales were $182,223 and $169,313 for the years ended December 31, 2000 and 1999, respectively. The sales increase of $12,910 or 7.6% is primarily attributable to increases in access revenue of $9,870 and local

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

service revenue of $3,810. The increase in access revenue is primarily due to increased state access revenue of $6,365 resulting from an increase in intraLATA minutes. Interstate access revenue increased $3,500 as a result of increased minutes. The increase in local and access revenue is primarily the result of an increase in access lines of 18,980 or 6.4%. The increase in CT’s access lines is primarily due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 27.6% in 1999 to 35.2% in 2000. In addition, enhanced service revenue increased 22.1% primarily as a result of caller ID and custom calling features. Toll revenue decreased $1,331 primarily as a result of a loss of market share due to customers selecting alternate service providers with lower rate offerings.

CT’s costs and expenses were $70,974 and $66,176 for the years ended December 31, 2000 and 1999, respectively. CT’s costs and expenses increased $4,798 or 7.3% as a result of an increase in payroll and benefits resulting from annual salary increases, performance-based incentives and increased health care costs caused by inflation. Also contributing to the increase in CT’s cost and expenses are higher operating tax expense due to increases in income, higher costs associated with increased penetrations of enhanced services, particularly caller ID, and higher rates for pole attachments, partially offset by lower costs associated with reduced toll revenue. Also contributing to the increase are CT’s portion of the expenses associated with the separation of our former president and chief executive officer of $1,743.

CTSI

CTSI sales were $65,556 (edge-out $53,143; expansion $12,413) and $42,484 (edge-out $37,583; expansion $4,901) for the years ended December 31, 2000 and 1999, respectively. This increase of $23,072 (edge-out $15,560; expansion $7,512) in local service, access, long-distance business revenues and residential revenues is principally a result of CTSI’s continued penetration in the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets, the original three edge-out CLEC markets. On December 6, 2000, CTE announced that CTSI would exit the five expansion markets launched over the preceding two years. At December 31, 2000, CTSI had 122,547 installed access lines as compared to 84,548 at December 31, 1999. At December 31, 2000, 97,174 or over 79% of installed access lines were located in the edge-out markets.

Costs and expenses were $78,585 (edge-out $50,004; expansion $28,581) and $49,244 (edge-out $38,428; expansion $10,816) for the years ended December 31, 2000 and 1999, respectively. The increase of $29,341 (edge-out $11,576; expansion $17,765) is due to increased costs associated with the continued penetration in the three edge-out markets and developing the expansion markets. These costs and expenses represent employee-related costs associated with sales, operation and support staffs, building rental expense, leased loop charges, long-distance expense and terminating access from independent local exchange carriers.

Other

Other sales were $43,270 and $49,095 for the years ended December 31, 2000 and 1999, respectively. The decrease of $5,825 or 11.9% is primarily due to a decrease in CC and CLD sales, offset by an increase in DSL and epix sales.

CC sales decreased $5,893 or 22.4% primarily due to decreases in non-recurring Premises Distribution Systems and Business System sales. epix sales increased $1,633 or 13.4% versus 1999 due to an increase in dial-up customers from 45,168 at December 31, 1999 to 48,761 at December 31, 2000. In the second half of 1999, we commenced offering our DSL product line, Jack Flash. At December 31, 2000, Jack Flash had a total of 4,002 installed DSL subscribers. CLD sales declined $2,211 or 21.0% as a result of customers switching to alternate long-distance service providers due to CLD’s above-average long-distance rates.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

Other costs and expenses were $44,369 and $44,968 for the years ended December 31, 2000 and 1999, respectively. CC costs and expenses were $19,065 and $24,048 for the years ended December 31, 2000 and 1999, respectively. The decrease of $4,983 is the result of decreased costs associated with a decrease in sales. epix costs and expenses, primarily payroll and benefits, transport and network costs, increased $1,152 or 10.8% as a result of increased sales. Costs and expenses related to Jack Flash were $1,689 in 2000 as compared to $632 in 1999, resulting from an increase in installed subscribers and marketing expenses associated with the launching of this product. CLD costs and expenses decreased $1,300 or 14.7% due primarily to the decrease in sales.

Management Fees

Management fees were $2,000 and $5,234 for the years ended December 31, 2000 and 1999, respectively. The decrease of $3,234, or 61.8%, is due to the transition of certain services to us in 2000.

Adjusted EBITDA (Earnings before interest, taxes, voluntary employee retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

Adjusted EBITDA was $95,121 and $95,270 for the years ended December 31, 2000 and 1999, respectively. The decrease of $149 or .2% is primarily due to higher costs and expenses of CTSI expansion markets of $17,765.

Depreciation and Amortization

Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $58,428 and $45,506 for the years ended December 31, 2000 and December 31, 1999, respectively. The increase is due primarily to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 1999 and 2000.

Restructuring Charges

In December 2000, we announced that we would exit CTSI’s five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). The restructuring charge includes employee termination benefits ($2,628), contract terminations ($15,294), asset write-down and disposition costs ($78,291) and costs associated with investment advisory and other fees ($3,500). As of December 31, 2000, $1,883 had been charged against this reserve. See Restructuring Charges (Reversals) for 2001 vs 2000 in this Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on our revolving credit facility and amortization of debt issuance costs. We used interest rate swaps on $75,000 of our floating rate debt to hedge against interest rate exposure. Interest expense was $20,971 for the year ended December 31, 2000 as compared to $14,399 for the year ended December 31, 1999. The increase of $6,572 is due to increased additional net borrowings in 2000 of $81,000 on

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

our credit facility which was used primarily to fund CTSI’s expansion markets, partially offset by a decline in interest on the mortgage note payable to CoBank due to scheduled principal payments totaling $9,010 during 2000.

Income Taxes

Our effective tax rates were 28.7% and 45.4% for the years ended December 31, 2000 and 1999, respectively. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements. The lower rate in 2000 is due primarily to the significant losses recorded by CTSI resulting from their restructuring and the associated charge to income. The high 1999 rates are primarily due to high levels of losses from CTSI’s expansion markets that were not deductible for state tax purposes.

Liquidity and Capital Resources:

	December 31,
	2001	2000
Cash and temporary cash investments	$27,298	$37,046
Working capital (deficit)	$(73,103)	$(32,987)
Long-term debt (including current maturities and notes payable)	$225,319	$299,329

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $145,000 at December 31, 2001 and $45,000 at December 31, 2000.

	December 31, 2001		December 31, 2000
	Balance	Available	Balance	Available
Revolving credit facility	$95,000	$145,000	$195,000	$45,000
Credit agreement—CoBank	65,319	—	74,329	—
Revolving line of credit—CoBank	65,000	—	30,000	—

Total	$225,319	$145,000	$299,329	$45,000

Cash and temporary cash investments were $27,298 at December 31, 2001 as compared to $37,046 at December 31, 2000. Our working capital ratio was .60 to 1 at December 31, 2001 as compared to .79 to 1 at December 31, 2000. The decline in 2001 is primarily a result of an additional $35,000 of short-term borrowings used to retire higher-cost long-term debt of the revolving credit facility. For the year ended December 31, 2001, our net cash provided by operating activities was $119,336 comprised of net income of $43,132, non-cash depreciation and amortization of $64,582 and other non-cash items and working capital changes of $11,622. Net cash used in investing activities of $62,297 consisted primarily of additions to property, plant and equipment of $69,194. Net cash used in financing activities of $66,787 consisted primarily of the net redemption of debt of $74,010, partially offset by proceeds of stock option exercises of $7,304.

In June 1999, we amended and restated the provisions of our $125,000 unsecured (subject to certain restrictions) revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity date of the credit facility to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. Throughout 2000, we incurred net borrowings in the amount of $81,000 to fund spending in CTSI’s expansion markets. Throughout 2001, we

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

reduced our outstanding borrowings by $100,000 on the revolving credit facility. The facility contains restrictive covenants that, among other things, require us to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. We do not believe that these covenants will materially restrict our activities.

We maintain a credit agreement with CoBank at interest rates chosen by us based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2001, the weighted average interest rate was 5.31% on borrowings of $65,319.

On April 6, 2001, we amended our September 15, 2000, 364-day revolving line of credit agreement with CoBank to provide for an additional $35,000 of borrowing capacity and to change other terms and conditions of the loan. The aggregate amount outstanding on this commitment was $65,000 at December 31, 2001 and $30,000 at December 31, 2000, respectively. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. We expect to be able to refinance the debt when it becomes due on April 5, 2002.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for our CTSI edge-out markets and customer demand for additional capacity and service. In addition to cash generated from operations and existing credit facilities, sources of funding for any additional capital requirements or acquisitions may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

We anticipate that future cash flows will be used principally to support operations and finance growth of our business and, thus, we do not intend to pay cash dividends on our common stock or class B common stock in the foreseeable future. The payment of any cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, our existing credit facilities place significant restrictions on our ability to pay dividends.

We recently filed a registration statement with the Securities and Exchange Commission for a public offering of 3.5 million shares of our common stock, plus an over-allotment option of up to 525,000 additional shares. All of these shares will be offered by a subsidiary of Level 3 Communications, Inc. As such, we will not receive any proceeds from the sale of shares in this offering. We may, from time to time, consider purchasing some or all of our shares held by Level 3 Communications, Inc. and its affiliates in one or more transactions and may finance these purchases through public or private offerings of equity or debt, operating cash flows and/or bank loans.

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the notes to the financial statements and cross referenced in the tables below.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Debt maturing within one year	$74,010	$74,010	$—	$—	$—	8
Long-term debt	151,309	—	122,030	18,020	11,259	8
Operating leases	24,486	3,257	6,361	3,273	11,595	12
Unconditional purchase obligations (2)	6,874	6,874	—	—	—	12

Total contractual cash obligations	$256,679	$84,141	$128,391	$21,293	$22,854

The following table discloses aggregate information about our commercial commitments. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our Consolidated Balance Sheets:

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Letters of credit and financial guarantees	$750	$750	$—	$—	$—	12

The following table discloses aggregate information about our derivative financial instruments, the source of fair value of these instruments and their maturities:

	Fair Value of Contracts at Period-end
Source of fair value	Total Fair Value	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Prices provided by external sources (3)	$(4,430)	$(1,774)	$(1,595)	$(1,061)	$—	13

(1)	Refers to the notes to our Consolidated Financial Statements included herein.
(2)	Represents a commitment for the provision to us of data processing services and the management of our data processing operations.
(3)	Fair value of interest rate swaps at December 31, 2001 was provided by the counterparties to the underlying contracts using consistent methodologies.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

As of December 31, 2001	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed long-term debt	$33,075	$34,925	$ 34,832	$ 35,019
Variable long-term debt and notes payable	$192,244	$192,244	$190,084	$194,450

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

We manage our interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps. In the second quarter of 2001, we entered into additional interest rate swap agreements totaling $55,000 in order to maintain a targeted mix of floating and fixed rate debt. The table below provides information about our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to us by the financial institutions with which we have swap contracts using appropriate valuation methodologies.

	Maturity Date		Fixed Interest Rate	Notional Amount	Approximate Fair Value as of December 31, 2001
Variable to Fixed:
Hedge 1	2002		6.00%	$15,000	$(301)
Hedge 2	2002		6.01%	$10,000	$(101)
Hedge 3	2004	(a)	5.78%	$20,000	$(982)
Hedge 4	2002	(b)	6.13%	$15,000	$(888)
Hedge 5	2002		6.36%	$15,000	$(484)
Hedge 6	2006		5.40%	$35,000	$(1,061)
Hedge 7	2003		4.75%	$20,000	$(613)

(a)	With an option by the counterparty to terminate the contract in 2002.
(b)	Extendible to 2004 at the option of the counterparty.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We have identified the policies that are important to the portrayal of our financial condition and results of operations. We state these accounting policies in the Consolidated Financial Statements and Notes thereto and in relevant sections in this discussion and analysis.

These critical accounting policies include the following:

•
Local telephone service revenue is recorded when services are provided and based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association. Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

•
Our customer pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments to revenues in future periods.

•
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.

•
We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, cost of removal and salvage values to determine adjustments to depreciation rates. Also, we periodically conduct studies of fixed asset lives in order to assess depreciation rates.

•
We review the valuation of accounts receivable on a periodic basis. The allowance for doubtful accounts is estimated based on historical experience and future expectations of conditions which may impact our ability to collect on our accounts receivable.

•
Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel on matters related to litigation and other experts both within and outside the company with respect to matters in the ordinary course of business. We record a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We disclose the matter if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

Related and Like Parties

Level 3 Communications, Inc. (“Level 3”) holds a significant portion of the voting power in our equity securities. Four of our directors are also directors of Level 3. Level 3 will continue to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We have existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3. Our Chairman, David McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Eight of our directors also serve on the board of directors of RCN. We have entered into a month-to-month long-distance resale agreement and a management service agreement with RCN, the latter of which was not the result of arm’s-length negotiations. Also, Level 3 owns approximately 27% of the outstanding equity securities of RCN.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 entitled “Business Combinations.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition and eliminates the requirement to amortize goodwill and long-lived assets with indefinite lives. SFAS No. 142 requires an annual impairment test to be performed to evaluate the carrying value of such assets. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. These pronouncements will not impact our financial position or results of operations.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We do not believe this pronouncement will be material to our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144. This standard supercedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. This pronouncement will not impact our financial position or results of operations.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory or legislative changes which affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 30.1% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools which are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”) and a Long Term Support fund.

On November 9, 2001, the FCC released an order which modifies its interstate access charge rules and universal service support system for rate-of-return rural incumbent local exchange carriers. The new rules will change the sources of funding for NECA’s pools, but not the amounts paid to pool participants. These modifications will include a reduction in access charges to IXCs, an increase in subscriber line charges to customers and the creation of a universal funding mechanism funded by all local and interexchange carriers. In addition to the above modifications to the NECA funding mechanisms, the FCC has also released a Notice of Proposed Rulemaking (NOPR) under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

CTSI, LLC

CTSI’s prices are also subject to regulation by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT. CTSI’s costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services. CTSI has month-to-month interconnection and resale agreements with Verizon. We are in the process of securing new longer-term interconnection agreements.

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission has authority to arbitrate any disputes over the terms and conditions of interconnection between our CLEC and Verizon, and the prices of various unbundled network elements our CLEC purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by this Commission may have a material effect on CTSI’s costs and profitability.

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

In July 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. The United States Supreme Court agreed to review this decision and heard oral arguments in the case in early October of 2001. Until the Supreme Court publishes its decision in this case, the FCC’s current pricing rules will remain in effect. However, if the decision is upheld, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by CTSI to incumbents for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the PUC and other state regulatory commissions, it is impossible to predict how this development may affect CTSI’s costs.

On April 27, 2001, the FCC released an order adopting new rules to limit the access charges of non-dominant providers. Under these rules, which took effect in June, carriers such as CTSI are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute. CTSI’s previous interstate access charges were 4.5 cents per minute. After one year, this rate ceiling will be reduced to 1.8 cents, and after two years to 1.2 cents per minute. Currently, interstate access revenue accounts for approximately 4.9% of CTSI’s 2001 edge-out market revenues. This decision will result in substantial reductions in CTSI’s billed access charges. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of such proceedings.

On April 27, 2001, the FCC released an order adopting new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers (“ISPs”). Under the new rules, which took effect in June, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio will be limited (under certain conditions) to $.0015 per minute for the first six months after the rules take effect, $.0010 per minute for the next eighteen months, and $.0007 per

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)
(Dollars in Thousands, Except Per Share Data)

minute thereafter. In addition, 2001 minutes are capped at a 10% growth rate based on the first quarter 2001 annualized level. 2002 minutes are capped at a 10% growth rate above the 2001 capped minutes. These rates for minutes above the 3 to 1 ratio are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $.002814 per minute. For the year ended December 31, 2001, CTSI recorded approximately $10,242 or 14.0% of its edge-out market revenues from compensation revenue from ISP traffic. This compares to $4,026 or 7.6% for the same period last year. Of these amounts, local reciprocal compensation associated with ISP traffic was $3,992 or 1.3% and $2,155 or 0.8% of our total pro forma revenues (excluding expansion revenue) for the years ended December 31, 2001 and December 31, 2000, respectively. The new FCC rules are currently under judicial review and we are unable to predict the outcome of such proceedings.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA
(Thousands of Dollars, Except Per Share Amounts)
For the Years Ended December 31,
	2001	2000	1999	1998	1997
Sales	$306,614	$291,049	$260,892	$225,734	$196,596
Net income (loss)	43,132	(55,449)	21,972	20,455	22,184
Diluted earnings per share	1.83	(2.46)	0.95	0.36	0.80
Dividends per share	—	—	—	—	—
Total assets	564,604	582,844	531,716	432,942	373,667
Long-term debt, net of current maturities	151,309	260,319	188,328	116,838	167,347
Redeemable preferred stock	—	—	—	52,000	42,517

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000	1999
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$306,614	$291,049	$260,892

Costs and expenses (excluding other operating expenses itemized below)	167,970	193,928	160,388
Management fees, related party	1,200	2,000	5,234
Depreciation and amortization	64,582	58,428	45,506
Restructuring charges (reversals) (see Note 4)	(9,287)	99,713	—
Voluntary employee retirement program	5,388	—	—

Operating income (loss)	76,761	(63,020)	49,764
Interest and dividend income	3,222	3,607	2,642
Interest expense	(18,348)	(20,971)	(14,399)
Other income, net	303	589	413

Income (loss) before income taxes	61,938	(79,795)	38,420
Provision (benefit) for income taxes	20,895	(22,326)	18,280

Income (loss) before equity in unconsolidated entities	41,043	(57,469)	20,140
Equity in income of unconsolidated entities	2,089	2,020	1,832

Net income (loss)	43,132	(55,449)	21,972

Cumulative effect of accounting change for derivative instruments, net of tax	(182)	—	—
Unrealized loss on derivative instruments, net of tax	(2,697)	—	—

Comprehensive net income (loss)	$40,253	$(55,449)	$21,972

Basic earnings per share:
Net income (loss)	$1.86	$(2.46)	$0.99
Weighted average shares outstanding	23,157,784	22,541,138	22,114,243
Diluted earnings per share:
Net income (loss)	$1.83	$(2.46)	$0.95
Weighted average shares and common stock equivalents outstanding	23,575,757	22,541,138	23,057,576

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and temporary cash investments	$27,298	$37,046
Accounts receivable, net of reserve for doubtful accounts of $3,047 in 2001 and $2,525 in 2000	34,042	32,822
Income taxes receivable	475	6,086
Accounts receivable from related parties	249	491
Unbilled revenues	15,558	16,033
Material and supply inventory, at average cost	7,525	11,265
Prepayments and other	4,394	7,078
Deferred income taxes	20,115	16,126

Total current assets	109,656	126,947

Property, plant and equipment, net of accumulated depreciation of $381,888 in 2001 and $331,128 in 2000	428,916	426,122
Investments	9,428	9,367
Other assets	16,604	20,408

Total assets	$564,604	$582,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,010	$9,010
Accounts payable	40,537	39,072
Notes payable	65,000	30,000
Advance billings and customer deposits	5,258	5,162
Accounts payable to related parties	1,424	780
Accrued interest	1,701	4,587
Accrued restructuring expenses	7,381	21,825
Accrued expenses	50,292	49,498
Deferred income taxes – current	2,156	—

Total current liabilities	182,759	159,934

Long-term debt	151,309	260,319
Deferred income taxes	33,779	26,643
Other liabilities	31,241	22,665

Commitments and contingencies (see Note 12)
Common shareholders’ equity
Common stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 21,426,556 and 20,965,557; outstanding: 21,389,322 and 20,951,823, in 2001 and 2000, respectively)	21,427	20,966
Class B common stock ($1 par value, authorized: 15,000,000 and 15,000,000; issued: 5,838,630 and 5,858,154; outstanding: 2,053,981 and 2,073,505, in 2001 and 2000, respectively)	5,838	5,858
Additional paid-in capital	255,570	245,396
Deferred compensation	(4,306)	(6,529)
Accumulated other comprehensive (loss)	(2,879)	—
Retained earnings (deficit)	20,845	(22,287)
Treasury stock at cost (3,821,883 and 3,798,383 shares in 2001 and 2000, respectively)	(130,979)	(130,121)

Total common shareholders’ equity	165,516	113,283

Total liabilities and shareholders’ equity	$564,604	$582,844

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$43,132	$(55,449)	$21,972
Depreciation and amortization	64,582	58,428	45,506
Deferred income taxes, net	5,303	(27,600)	1,839
Provision for loss on accounts receivable	(522)	641	(1)
Equity in income of unconsolidated entities	(2,089)	(2,020)	(1,832)
Gain on sale of expansion market assets	(3,035)	—	—
Other non-cash items	1,797	8,026	3,254
Assets impairment charges-restructuring	—	76,005	—
Net change in certain assets and liabilities:
Accrued expenses-restructuring	(14,444)	21,825	—
Accounts receivable and unbilled revenues	(223)	(6,975)	(5,192)
Accounts receivable/payable related parties	886	348	2,211
Income taxes and interest receivable	8,197	(7,459)	(1,397)
Material and supply inventory	3,740	(2,344)	465
Accounts payable	1,465	(2,977)	7,957
Accrued expenses, interest and taxes	(2,092)	8,768	8,959
Prepayments and other current assets and liabilities	194	1,264	(3,159)
Other, net	12,445	(1,540)	19

Net cash provided by operating activities	119,336	68,941	80,601

Cash flows from investing activities:
Additions to property, plant and equipment	(69,194)	(136,994)	(127,324)
Proceeds on sale of expansion market assets	3,035	—	—
Other	3,862	884	1,718

Net cash used in investing activities	(62,297)	(136,110)	(125,606)

Cash flows from financing activities:
Redemption of long-term debt	(109,010)	(19,009)	(19,010)
Redemption of short-term debt	(30,000)	(30,000)	—
Proceeds from the issuance of common stock	7,304	11,078	1,798
Proceeds from issuance of long-term debt	—	91,000	90,500
Proceeds from issuance of short-term debt	65,000	30,000	30,000
Preferred dividends	—	—	(650)
Preferred stock redemption	—	—	(52,000)
Payment made for debt issuance costs	(81)	(37)	(1,418)

Net cash (used in)/provided by financing activities	(66,787)	83,032	49,220

Net (decrease)/increase in cash and temporary cash investments	$(9,748)	$15,863	$4,215
Cash and temporary cash investments at beginning of year	$37,046	$21,183	$16,968

Cash and temporary cash investments at end of year	$27,298	$37,046	$21,183

	For the Years Ended December 31,
	2001	2000	1999
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$18,043	$19,861	$12,851
Income taxes	$8,993	$11,965	$18,018

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999
(Thousands of Dollars)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 1998	$19,814	$6,245	$223,584	$—	$—	$11,840	$(136,747)	$124,736
Net income						21,972		21,972
Preferred dividends						(650)		(650)
Conversions	372	(372)						—
Stock plan transactions			(4,472)				6,270	1,798
Other	3		2,573					2,576

Balance, December 31, 1999	20,189	5,873	221,685	—	—	33,162	(130,477)	150,432
Net income						(55,449)		(55,449)
Restricted stock			1,678	(6,264)			5,656	1,070
Conversions	15	(15)						—
Stock plan transactions	613		10,464					11,077
Executive stock purchase plan			(230)	(265)				(495)
Tax benefits related to stock options			4,402					4,402
Other	149		7,397				(5,300)	2,246

Balance, December 31, 2000	20,966	5,858	245,396	(6,529)	—	(22,287)	(130,121)	113,283
Net income						43,132		43,132
Restricted stock			(271)	2,548			(912)	1,365
Conversions	20	(20)						—
Stock plan transactions	437		6,867					7,304
Executive stock purchase plan			230	(325)				(95)
Tax benefits related to stock options			3,211					3,211
Cumulative effect of accounting change for derivative instruments, net of tax					(182)			(182)
Unrealized loss on derivative instruments, net of tax					(2,697)			(2,697)
Other	4		137				54	195

Balance, December 31, 2001	$21,427	$5,838	$255,570	$(4,306)	$(2,879)	$20,845	$(130,979)	$165,516

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK
For the Years Ended December 31, 2001, 2000 and 1999

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 1998	19,813,650	195,334	19,618,316
Conversions	372,350	—	372,350
Stock plan transactions	—	(171,870)	171,870
Other	2,628	—	2,628

Balance, December 31, 1999	20,188,628	23,464	20,165,164
Conversions	14,500	—	14,500
Stock plan transactions	613,584	—	613,584
Restricted stock	—	(155,000)	155,000
Other	148,845	145,270	3,575

Balance, December 31, 2000	20,965,557	13,734	20,951,823
Conversions	19,524	—	19,524
Stock plan transactions	437,461	—	437,461
Restricted stock	—	25,000	(25,000)
Other	4,014	(1,500)	5,514

Balance, December 31, 2001	21,426,556	37,234	21,389,322

CLASS B COMMON STOCK
For the Years Ended December 31, 2001, 2000 and 1999

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 1998	6,245,004	3,784,649	2,460,355
Conversions	(372,350)	—	(372,350)

Balance, December 31, 1999	5,872,654	3,784,649	2,088,005
Conversions	(14,500)	—	(14,500)

Balance, December 31, 2000	5,858,154	3,784,649	2,073,505
Conversions	(19,524)	—	(19,524)

Balance, December 31, 2001	5,838,630	3,784,649	2,053,981

We have authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Common Stock at December 31, 2001, 2000 and 1999.

At the option of the holder, Class B Common Stock is convertible on a one-for-one basis into Common Stock.

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    Background and Basis of Presentation

The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), a competitive local exchange carrier (“CLEC”); and other operations (“Other”), which include Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; the portion of epix(R) Internet Services (“epix”) that includes dial-up Internet customers within CT operating territory; the portion of Jack Flash(R) (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area; and Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services. All significant intercompany accounts and transactions are eliminated.

Certain prior year amounts have been reclassified for comparative purposes.

2.     Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. Actual results could differ from these estimates under different assumptions or conditions.

Estimating Valuation Allowances—We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and historic bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition—Local telephone service revenue is recorded based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

Internet access service revenues are recorded based on contracted fees.

Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees.

Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. We defer and

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

amortize installation revenue as well as direct incremental service installation costs over an estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,958 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,958 in other assets representing the unamortized portion of installation costs.

Long-term contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $4,467, $6,399 and $5,453 in 2001, 2000 and 1999, respectively.

Stock-Based Compensation—We apply Accounting Principles Board Opinion No. 25- “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44-“Accounting for Certain Transactions Involving Stock Compensation” in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123-“Accounting for Stock-Based Compensation” (“SFAS 123”).

Earnings Per Share—Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year.

Diluted earnings per share are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to dilutive common stock equivalents. For the year ended December 31, 2000 common share equivalents are excluded from the computation, since the result is anti-dilutive.

	For the Years Ended December 31,
	2001	2000	1999
Net income (loss)	$43,132	$(55,449)	$21,972

Basic earnings per share:
Weighted average shares outstanding	23,157,784	22,541,138	22,114,243
Net income (loss) per share	$1.86	$(2.46)	$0.99
Diluted earnings per share:
Weighted average shares outstanding	23,157,784	22,541,138	22,114,243
Dilutive shares resulting from common stock equivalents(1)	417,973	—	943,333

Weighted average shares and common stock equivalents outstanding	23,575,757	22,541,138	23,057,576

Net income (loss) per share	$1.83	$(2.46)	$0.95

(1)	In 2000, the dilutive effect of 658,222 shares resulting from stock equivalents is not assumed since the result is anti-dilutive, resulting in a loss per share of $(2.38).

Cash and Temporary Cash Investments—For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market. At times, our cash balances and temporary cash investments exceed FDIC insurance limits.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Property, Plant and Equipment and Depreciation—Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits and certain general administrative costs. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 8.12%, 8.31% and 7.56% in 2001, 2000 and 1999, respectively.

At the time telephone plant is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation. For all other property, plant and equipment, gain or loss is recognized on retirements and dispositions.

Derivative Instruments—We utilize interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

Effective January 1, 2001, we adopted the provisions of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FAS 133” in accounting for our interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The fair values of the interest rate swaps at January 1, 2001 was ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. For the year ended December 31, 2001, we recorded an adjustment of ($4,150) to adjust the fair value of the swaps to ($4,430). The adjustment of $2,697, net of taxes of $1,453, is reported as unrealized loss on derivative instruments in accumulated other comprehensive loss.

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. At December 31, 2001, the swaps were 100% effective. For the twelve months ended December 31, 2001, the ineffectiveness charged to earnings was $0.

Other Assets—Other assets principally include the unamortized portion of installation costs, costs incurred to obtain financing and prepaid pension cost.

Income Taxes—We report income for federal income tax purposes on a consolidated basis.

We use an asset and liability approach for financial accounting and reporting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Accounting for Impairments—Long-lived assets and certain identifiable intangibles to be held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset. Except for items included in the restructuring charge (see Note 4), no asset impairments have been recognized by us.

3.   Segment Information

We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier; and CTSI, LLC (“CTSI”), a competitive local exchange carrier (“CLEC”), which formally commenced operations in 1997.

Additionally, CTE operates three support businesses that operate in the deregulated segments of the telecommunications industry and provide expertise to its two principal operating segments. These businesses consist of Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; epix(R) Internet Services (“epix”), a rural Internet service provider; and Commonwealth Long Distance Company (“CLD”), a facilities-based long-distance reseller that provides service to CT’s customers.

CT provides local and long-distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, Internet, DSL and enhanced services.

The Other segment includes the results of CC and CLD, the portion of the results of epix consisting of dial-up Internet customers within CT’s territory and DSL customers within CT’s territory and CTE’s corporate financing entity.

No single external customer contributes ten percent or more of CTE’s consolidated revenues.

We define adjusted EBITDA as earnings before interest, taxes, voluntary employee retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities. We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to other similarly titled measures of other companies.

We have expanded certain financial information of CTSI to distinguish between the three ongoing edge-out markets and the five exited expansion markets which are included in our restructuring (see Note 4).

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Financial information by business segment is as follows:

	For the Year Ended December 31, 2001
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$202,306	$73,647	$5,578	$79,225	$39,453	$320,984
Elimination of intersegment sales	13,042	586	15	601	727	14,370
External sales	189,264	73,061	5,563	78,624	38,726	306,614
Adjusted EBITDA	120,906	19,402	(2,650)	16,752	(214)	137,444
Depreciation and amortization	42,193			16,862	5,527	64,582
Restructuring charges (reversals)	—			(9,287)	—	(9,287)
Voluntary employee retirement program	—			—	5,388	5,388
Operating income (loss)	78,713			9,177	(11,129)	76,761
Interest income (expense)	(4,770)			(1)	(10,355)	(15,126)
Other income (expense)	(267)			683	(113)	303
Income (loss) before income taxes	73,676			9,859	(21,597)	61,938
Provision (benefit) for income taxes	25,938			2,154	(7,197)	20,895
Identifiable assets	355,890			161,239	47,475	564,604
Capital expenditures	40,384	22,383	—	22,383	6,427	69,194

	For the Year Ended December 31, 2000
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$194,928	$53,671	$12,453	$66,124	$43,879	$304,931
Elimination of intersegment sales	12,705	528	40	568	609	13,882
External sales	182,223	53,143	12,413	65,556	43,270	291,049
Adjusted EBITDA	110,049	2,814	(16,168)	(13,354)	(1,574)	95,121
Depreciation and amortization	37,028			16,547	4,853	58,428
Restructuring charges	—			99,713	—	99,713
Operating income (loss)	73,021			(129,614)	(6,427)	(63,020)
Interest income (expense)	(5,393)			(3)	(11,968)	(17,364)
Other income (expense)	(294)			545	338	589
Income (loss) before income taxes	67,334			(129,072)	(18,057)	(79,795)
Provision (benefit) for income taxes	28,385			(44,383)	(6,328)	(22,326)
Identifiable assets	349,941			161,100	71,803	582,844
Capital expenditures	37,199	42,351	43,443	85,794	14,001	136,994

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

	For the Year Ended December 31, 1999
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$178,411	$38,044	$4,914	$42,958	$49,457	$270,826
Elimination of intersegment sales	9,098	461	13	474	362	9,934
External sales	169,313	37,583	4,901	42,484	49,095	260,892
Adjusted EBITDA	99,717	(1,568)	(5,980)	(7,548)	3,101	95,270
Depreciation and amortization	33,053			9,104	3,349	45,506
Operating income (loss)	66,664			(16,652)	(248)	49,764
Interest income (expense)	(4,142)			—	(7,615)	(11,757)
Other income (expense)	(265)			658	20	413
Income (loss) before income taxes	62,257			(15,994)	(7,843)	38,420
Provision (benefit) for income taxes	25,882			(4,935)	(2,667)	18,280
Identifiable assets	313,798			175,270	42,648	531,716
Capital expenditures	39,802	50,033	32,421	82,454	5,068	127,324

4.    Restructuring Charges (Reversals)

In order to enhance CTSI’s near-term cash flow and reduce CTSI’s capital requirements, in December 2000 we announced our intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, we recorded an estimated restructuring charge of $99,713 ($64,813 after-tax).

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total
Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Of the total restructuring charge, $2,628 related to employee termination benefits for personnel reductions at CTSI in major operational functions and also certain corporate staff reductions. Under the restructuring plan, approximately 220 employee positions were eliminated during December 2000; and as of December 31, 2001, we reduced our workforce by an additional 33 employees that had remained to facilitate the transition of customers to other service providers.

Incremental costs related to investment advisory and other fees were estimated to be $3,500. Additionally, other exit costs for the termination of contractual obligations, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

The restructuring charge included $73,994, net of estimated salvage value, for the write-down of assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds from the sale of the affected assets, offset by costs of removal. These assets primarily related to switching, central office equipment and outside communications plant physically located in the exited markets. The restructuring charge also included $2,011 related to the write-down of inventory to be sold or disposed of.

In July, 2001 another CLEC purchased a portion of our assets in the New York expansion markets at amounts higher than estimated resulting in a gain of $3,035 from this transaction.

Accrued restructuring expense comprises the following:

	2000			2001
	Provision	Payments	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expenses	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

After subtracting payments of $1,572 made through December 2000, we had a remaining estimated liability of $1,056 related to employee termination benefits at December 31, 2000. Throughout 2001, payments of $962 were paid to this liability and $94 was reversed.

The reserve of $3,500 for investment advisory and other fees has been reduced by payments of $1,328 and $1,600 has been reversed due to favorable negotiations of commitments.

Of the $17,580 reserved for contract settlements, building and circuit lease terminations, asset removal and site restorations, $6,213 has been paid and $4,558 was reversed as a result of favorable contract and lease settlements and the sale of certain assets and assignment of certain lease commitments to another CLEC.

We expect to pay the majority of the remaining liabilities in 2002.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

5.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,
		2001	2000
Land		$1,830	$1,830
Building and leasehold improvements	3-40	34,128	32,132
Central office equipment	3-21	348,274	306,494
Outside communications plant	9-38	343,984	333,774
Furniture, vehicles and other equipment	3-23	82,588	83,020

Total property, plant and equipment		810,804	757,250
Less accumulated depreciation		(381,888)	(331,128)

Property, plant and equipment, net		$428,916	$426,122

Depreciation expense was $64,582, $58,428 and $45,506 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.     Investments

Investments are as follows:

	December 31,
	2001	2000
Rural Telephone Bank (RTB) Stock	$6,409	$6,409
Yellow Book, USA, L.P. Partnership	2,995	2,934
Other	24	24

Total investments	$9,428	$9,367

Investments carried on the equity method consist of the following:

	Percentage Owned
	December 31,
	2001	2000
Yellow Book, USA, L.P. Partnership	50.00%	50.00%

Partnership between CTE and Yellow Book, USA, L.P. (“Yellow Book”) whereby Yellow Book provides directory publishing services, including yellow page advertising sales for eight telephone directories.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

7.    Other Assets

Other assets consist of the following:

	December 31,
	2001	2000
Unamortized debt issuance costs	$928	$1,241
Prepaid pension cost	9,285	11,366
Unamortized installation costs	5,958	5,803
Other	433	1,998

Total	$16,604	$20,408

8.    Debt

a.  Long-term debt—Long-term debt outstanding is as follows:

	December 31,
	2001	2000
Revolving credit facility	$95,000	$195,000
Credit agreement-CoBank 5.31% due 2009	65,319	74,329

Total	160,319	269,329
Due within one year	9,010	9,010

Total long-term debt	$151,309	$260,319

In June 1999, we amended and restated the provisions of our 1997 $125,000 revolving credit facility to increase the aggregate commitments under the credit facility to $240,000, extend the maturity date to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. Throughout 2001, we reduced our outstanding borrowings by $100,000 on the facility. The weighted average interest rate at December 31, 2001 on the revolving credit facility was 2.82%. The facility contains restrictive covenants that, among other things, require us to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. We do not believe that these covenants will materially restrict our activities.

We maintain a credit agreement with CoBank at interest rates chosen by us based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2001, the weighted average interest rate was 5.31% on borrowings of $65,319.

In accordance with the terms of the mortgage notes and security agreements, we were required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. Such stock is entitled to cash dividends.

Our holdings of RTB stock are included in Investments on the balance sheets. Substantially all of our assets are subject to the lien of this CoBank agreement.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Maturities and sinking fund requirements on long-term debt for each year ending December 31, 2002 through 2006 are as follows:

Year	Aggregate Amounts
2002	$9,010
2003	$9,010
2004	$104,010
2005	$9,010
2006	$9,010

b. Short-term debt—On April 6, 2001, we amended our September 15, 2000, 364-day revolving line of credit agreement with CoBank to provide for an additional $35,000 of borrowing capacity and to change other terms and conditions of the loan. We used the funds to retire higher-cost debt of the revolving credit facility. The $65,000 line of credit is at interest rates chosen by us based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2001, the interest rate was 2.93% on borrowings of $65,000.

In order to maintain the long-term and short-term revolving lines of credit, we are obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

9.     Common Stock Plans

Our 1996 Equity Incentive Plan provides for the issuance of up to 2,000,000 shares of common stock pursuant to awards granted under the 1996 Plan. Awards granted under the 1996 Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Upon termination of the 1994 Plan, all shares of common stock reserved under the 1994 Plan, which were not then subject to outstanding awards, were available for awards under the 1996 Plan. However, the total amount of authorized shares under the 1996 Plan may not exceed 3,350,000. Stock options currently granted under the plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant.

Our 1997 Non-Management Directors’ Stock Compensation Plan, as amended and restated, provides for the grant of up to 125,000 nonqualified stock options to all members of our Board of Directors who are not, as of the date of any award, our employees. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

The range of exercise prices for options outstanding at December 31, 2001 was $9.38 to $54.31. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 1998	1,435,775	$15.19
Granted	346,000	$32.37
Exercised	(171,870)	$10.46
Canceled	(67,887)	$16.33

Outstanding December 31, 1999	1,542,018	$19.52
Granted	613,500	$46.52
Exercised	(613,584)	$18.05
Canceled	(181,870)	$40.22

Outstanding December 31, 2000	1,360,064	$29.60
Granted	536,500	$34.05
Exercised	(437,461)	$16.70
Canceled	(49,100)	$29.27

Outstanding December 31, 2001	1,410,003	$35.30

Shares exercisable December 31, 1999	683,257	$12.81

Shares exercisable December 31, 2000	579,024	$18.77

Shares exercisable December 31, 2001	360,850	$30.25

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
$ 9.38 - $11.10	108,503	4.2	$10.46	80,350	$10.23
$24.63 - $36.75	776,000	8.4	31.84	156,400	28.18
$39.81 - $54.31	525,500	8.3	45.55	124,100	45.82

Total/weighted-average	1,410,003	8.1	$35.30	360,850	$30.25

As provided for in the 1996 Equity Incentive Plan, in July 2000 we granted to certain key executives an aggregate 155,000 shares of restricted stock. Such shares vest ratably over four years beginning with the first anniversary of the date of the grant. Compensation expense recorded in 2001 and 2000 was $1,562 and $1,070, respectively, based on the fair value of common stock at the date of the grant.

In September 2000, we recorded $2,116 of compensation expense associated with the acceleration of vesting of 262,672 stock options in the 1994 Stock Option Plan and the 1996 Equity Incentive Plan previously granted to our former president and chief executive officer.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted average assumptions for dividend yield of zero for 2001, 2000 and 1999; expected volatility of 45.08% for 2001, 45.6% for 2000 and 48.8% for 1999; risk-free interest rate of 4.56%, 6.16% and 5.55% for 2001, 2000 and 1999, respectively; and expected lives of five years for 2001, 2000 and 1999. The weighted-average grant date fair value of options is as follows: $15.54 for 2001, $22.24 for 2000 and $16.07 for 1999.

For purposes of pro forma disclosures in accordance with SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma net earnings and earnings per share were as follows:

	For the Years Ended December 31,
	2001	2000	1999
Net earnings (loss) — as reported	$43,132	$(55,449)	$21,972
Net earnings (loss) — pro forma	$36,959	$(59,683)	$19,014

Basic earnings (loss) per share — as reported	$1.86	$(2.46)	$0.99
Basic earnings (loss) per share — pro forma	$1.60	$(2.65)	$0.86

Diluted earnings (loss) per share — as reported	$1.83	$(2.46)	$0.95
Diluted earnings (loss) per share — pro forma	$1.57	$(2.65)	$0.82

We also have a stock purchase plan for certain key executives (the “Executive Stock Purchase Plan” or “ESPP”). Under the ESPP, participants may purchase shares of common stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant’s total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. Participants’ accounts are credited with the number of share units derived by dividing the amount of the participant’s contribution by the average price of a share of common stock at approximately the time such contribution is made. The share units credited to a participant’s account do not give such participant any rights as a shareholder or record owner of any shares of common stock. Amounts representing share units that have been credited to a participant’s account will be distributed to the participant following the earlier of the participant’s termination of employment or three calendar years following the date on which the share units were initially credited to the participant’s account. It is anticipated that, at the time of distribution, a participant will receive one share of common stock for each share unit being distributed.

Following the crediting of each share unit to a participant’s account, we will issue a matching share of common stock held in escrow in the participant’s name. Each matching share is subject to forfeiture as provided in the ESPP. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. The matching shares vest ratably three years from the date of the contribution.

At December 31, 2001, there were approximately 25,703 ESPP shares arising from participants’ contributions and approximately 25,703 matching shares. We recognize the cost of the matching shares over the vesting period. At December 31, 2001, deferred compensation cost relating to matching shares was $590. Expense recognized in 2001 and 2000 was $281 and $180, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

In September 2000, we recorded $394 of compensation expense from the acceleration of vesting of 10,952 matching shares previously contributed on behalf of our former president and chief executive officer.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

10.   Pension and Employee Benefits

Substantially all of our employees are included in a trusteed non-contributory defined benefit pension plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation. We fund pension costs to the extent necessary to meet the minimum funding requirements of ERISA.

Pension credit is as follows:
	For the Years Ended December 31,
	2001	2000	1999
Benefits earned during the year (service cost)	$2,203	$1,797	$1,953
Interest cost on projected benefit obligation	4,139	3,800	3,574
Expected return on plan assets	(7,534)	(7,870)	(7,114)
Other components—net	(847)	(1,880)	(1,206)

Net periodic pension (credit)	$(2,039)	$(4,153)	$(2,793)
VRP cost	4,120	—	—

Total net periodic pension cost (credit)	$2,081	$(4,153)	$(2,793)

Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include CTE common stock with a fair value of approximately $7,035 and $5,816 at December 31, 2001 and 2000, respectively.

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets; and therefore, nearly 80% of the cost is non-cash. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, approximately 70%, or $4,120 of the non-cash VRP costs have been recorded in 2001. The VRP costs recorded primarily represent charges related to pension enhancement, social security supplements and vacation benefits.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the plans’ funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2001	2000
Change in plan assets:
Fair value of plan assets at beginning of year	$84,813	$88,575
Actual return	(3,021)	(1,629)
Benefits paid	(2,434)	(2,133)

Fair value of plan assets at end of year	$79,358	$84,813

Change in benefit obligation:
Projected benefit obligation at beginning of year	$55,156	$48,565
Benefits earned	2,203	1,797
Interest cost	4,139	3,800
Amendments	5,020	—
Actuarial loss	3,159	3,127
Benefits paid	(2,434)	(2,133)

Projected benefit obligation at end of year	$67,243	$55,156

Plan assets in excess of benefit obligation	$12,115	$29,657
Unrecognized actuarial gain	(5,578)	(19,987)
Unrecognized prior service cost	3,737	3,180
Unrecognized net transition obligation	(989)	(1,484)

Prepaid pension cost	$9,285	$11,366

The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (credit):

	December 31,
	2001	2000	1999
Discount rate	7.25%	7.50%	8.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Weighted average long-term rate of compensation increases	5.50%	5.50%	5.50%

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,087, $1,100 and $888 in 2001, 2000 and 1999, respectively.

For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees. Net periodic postretirement cost was $174, $166 and $169 for the years ended December 31, 2001, 2000 and 1999, respectively. Service cost was $0, $5 and $6 for the years ended December 31, 2001, 2000 and 1999, respectively.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the plans’ funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2001	2000
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	229	205
Benefits paid	(229)	(205)

Fair value of plan assets at end of year	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,005	$2,044
Service cost	—	5
Interest cost	174	161
Actuarial loss	201	—
Benefits paid	(229)	(205)

Projected benefit obligation at end of year	$2,151	$2,005

Plan assets in excess of benefit obligation	$(2,151)	$(2,005)
Unrecognized actuarial gain	(220)	(421)

Accrued benefit cost	$(2,371)	$(2,426)

The accrued postretirement benefit liability is included in other liabilities in the accompanying Consolidated Balance Sheets.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 2001, 7.50% in 2000 and 8.00% in 1999. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.50% for 2001, 9.00% for 2000 and 9.50% for 1999, declining to an ultimate rate of 6.00% by 2011.

The effect of increasing the assumed healthcare cost trend rate by one percentage point would be to increase the accumulated postretirement benefit obligation as of December 31, 2001 and 2000 by approximately $10 and $10, respectively, and increase the net periodic postretirement benefit cost by approximately $1 in 2001, $1 in 2000 and $1 in 1999.

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable from our defined benefit pension plan. The projected benefit obligation relating to such unfunded plan was approximately $1,050, $1,050 and $1,006 at December 31, 2001, 2000 and 1999, respectively. Pension expense for the plan was $76 in 2001, $77 in 2000 and $74 in 1999.

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $955 in 2001, $1,238 in 2000 and $847 in 1999.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

11.    Income Taxes

The Provision (benefit) for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2001	2000	1999
Currently payable:
Federal	$10,693	$(2,174)	$9,595
State	3,355	7,448	6,846

Total current	14,048	5,274	16,441

Deferred, net:
Federal	13,180	(27,269)	2,400
State	(6,333)	(331)	(561)

Total deferred	6,847	(27,600)	1,839

Total provision (benefit) for income taxes	$20,895	$(22,326)	$18,280

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2001	2000	1999
Income (loss) before provision (benefit) for income taxes	$64,027	$(77,775)	$40,252

Federal tax provision at statutory rate	22,409	(27,221)	14,088
Increase (reduction) due to:
State income taxes, net of federal effects	(1,933)	4,626	4,085
Stock offering costs	444	—	—
Nondeductible items	39	39	39
Other, net	(64)	230	68

Provision (benefit) for income taxes	$20,895	$(22,326)	$18,280

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Net operating loss carryforwards	$5,996	$5,103
Employee benefit plans	7,362	5,248
Reserve for bad debts	1,325	1,155
Restructuring reserve	27,503	36,955
All other	18,261	17,302

Total deferred tax assets	60,447	65,763

Property, plant and equipment	(63,465)	(58,930)
All other	(6,838)	(6,692)

Total deferred tax liabilities	(70,303)	(65,622)

Subtotal	(9,856)	141

Valuation allowance	(5,964)	(10,658)

Net deferred taxes	$(15,820)	$(10,517)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2001 was a decrease of $4,694. The net change is primarily due to a reversal of $4,477 related to the tax strategies implemented in 2001.

State net operating losses will expire as follows:

2002-2009	$ 6,000 per year
2010-2021	$21,771

12.    Commitments and Contingencies

a.    Total rental expense, including pole and conduit rentals, was $6,361, $6,443 and $5,327 in 2001, 2000 and 1999, respectively. At December 31, 2001, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $3,496 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2002	$3,257
2003	$2,779
2004	$1,870
2005	$1,712
2006	$1,681
After 2006	$13,187

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

b.    Effective June 30, 2000, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2002. The annual commitment, excluding annual increases based on increases in the Consumer Price Index, is $6,874 in 2002.

c.    In May 2001, CT entered into a fifteen-year, two-month agreement for the rental of a building in an area of a qualifying city where we can take advantage of certain tax incentives offered by the state of Pennsylvania. The annual commitment through year ten is $1,163. Annual rent for the last five years is subject to changes in the Consumer Price Index. In addition, CT also entered into a lease agreement for the rental of parking spaces for employees of the building, for a similar term. The annual commitment, excluding increases in the last five years based on increases in the Consumer Price Index, is $168.

d.    We had existing letters of credit aggregating $750 at December 31, 2001.

e.    We had various purchase commitments at December 31, 2001 related to our 2002 capital budget. Excluding CTSI’s expansion markets, CTE’s capital expenditures have averaged $85,883 over the three years ended December 31, 2001. We anticipate that consolidated capital expenditures will be in the range of $65,000 to $70,000 for 2002.

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In our opinion, these proceedings will not have a material adverse effect on our results of operations or financial condition.

13.   Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a.    Cash and temporary cash investments—The carrying amount approximates fair value because of the short maturity of these instruments.

b.    Long-term investments—Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required and Rural Telephone Bank (“RTB”) Stock. It is not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par, and can be held only by recipients of RTB loans.

c.    Debt—The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate debt is considered to be equal to carrying value since the debt reprices at least every six months and we believe that our credit risk has not materially changed from the time the floating rate debt was borrowed.

d.    Letters of credit—The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

e.    Interest rate swaps—The fair value has been calculated by the counterparties using appropriate valuation methodologies. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2001 was ($280). The

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. For the year ended December 31, 2001, we recorded an adjustment of ($4,150) to adjust the fair value of the swaps to ($4,430).

The estimated fair value of our financial instruments is as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$27,298	$27,298	$37,046	$37,046
Financial liabilities:
Fixed rate long-term debt:
Mortgage note payable to CoBank	$33,075	$34,925	$37,637	$39,064
Floating rate debt:
Revolving line of credit	$65,000	$65,000	$30,000	$30,000
Revolving credit agreement	$95,000	$95,000	$195,000	$195,000
Mortgage note payable to CoBank	$32,244	$32,244	$36,692	$36,392
Unrecognized financial instruments:
Letters of credit	$750	$750	$750	$750
Interest rate swaps	$—	$(4,430)	$—	$(280)

14.  Off Balance Sheet Risk and Concentration of Credit Risk

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

We place our cash and temporary cash investments with high credit quality financial institutions and limit the amount of credit exposure to any one financial institution. We also periodically evaluate the credit worthiness of the institutions with which we invest. We do, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

Our trade receivables reflect a customer base primarily centered in northeastern and central Pennsylvania. We routinely assess the financial strength of our customers; as a result, concentrations of credit risk are limited.

We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The counterparties to the interest rate swap agreements are major financial institutions. These financial institutions have been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor the credit ratings of these counterparties. While we may be exposed to credit losses due to non-performance of the counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our financial condition or results of operations.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

15.  Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Sales	$76,946	$76,467	$76,223	$76,978
Operating income	$15,571	$19,497	$25,133	$16,560
Net income	$5,896	$9,669	$17,984	$9,583
Basic earnings per share:
Net income per share	$0.26	$0.42	$0.77	$0.41
Diluted earnings per share:
Net income per share	$0.25	$0.41	$0.76	$0.40
Common Stock closing price:
High	$37.63	$42.25	$44.40	$48.60
Low	$32.13	$28.88	$35.09	$36.54
Class B Common Stock closing price:
High	$40.00	$44.00	$44.00	$47.45
Low	$33.00	$30.00	$35.00	$38.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2000
Sales	$69,725	$71,120	$73,721	$76,483
Operating income (loss)	$12,071	$9,670	$7,151	$(91,912)
Net income (loss)	$4,600	$3,173	$718	$(63,940)
Basic earnings per share:
Net income (loss) per share	$0.21	$0.14	$0.03	$(2.80)
Diluted earnings per share:
Net income (loss) per share	$0.20	$0.14	$0.03	$(2.80)
Common Stock closing price:
High	$57.50	$52.00	$48.94	$39.88
Low	$42.38	$42.00	$35.00	$32.63
Class B Common Stock closing price:
High	$70.00	$51.25	$47.50	$39.00
Low	$46.50	$40.00	$38.00	$32.75

*  The fourth quarter 2000 includes a one-time restructuring charge (see Note 4).

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, Except Per Share Amounts)

16.  Certain Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2001	2000	1999
Corporate office costs allocated from RCN	$1,200	$2,000	$5,234
Long-distance terminating access charges to RCN	$1,560	$922	$1,560
Revenue from engineering services provided to RCN	$54	$460	$310
Long-distance expense from RCN Long Distance	$7,244	$7,193	$8,070
Other related party revenues	$2,401	$3,700	$2,173
Other related party expenses	$537	$1,137	$984

At December 31, 2001, we had accounts receivable from related parties of $249 and accounts payable to related parties of $1,424.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 11, 2002

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

REPORT OF MANAGEMENT

The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of Commonwealth Telephone Enterprises, Inc.

The financial statements report on management’s accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company’s assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

PricewaterhouseCoopers LLP, independent accountants, conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States and perform such tests and procedures, as they deem necessary, to arrive at an opinion on the fairness of the financial statements presented herein.

The Board of Directors meets its responsibility for the Company’s financial statements through its Audit Committee, which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.

/s/ MICHAEL J. MAHONEY	/s/ DONALD P. CAWLEY
Michael J. Mahoney President and Chief Executive Officer	Donald P. Cawley Senior Vice President and Chief Accounting Officer

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000	1999
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$16,112	$20,443	$26,336
Interest income–other	15	10	—
Other	13	194	12

Total income	16,140	20,647	26,348

Expenses:
Cost of goods sold	10,435	14,953	18,908
Interest expense on long-term debt	10,160	11,577	7,132
Interest expense (income) net, on notes payable to subsidiaries	1,898	(11,963)	(4,746)
General & administrative expenses	5,817	6,877	6,426
Voluntary employee retirement program	5,388	—	—
Depreciation and amortization	518	606	666

Total expenses	34,216	22,050	28,386

Loss before income taxes and equity in net (loss) income of subsidiaries	(18,076)	(1,403)	(2,038)
Benefit for income taxes	(6,321)	(336)	(723)

Loss before equity in net (loss) income of subsidiaries	(11,755)	(1,067)	(1,315)
Net income (loss) of subsidiaries	54,887	(54,382)	23,287

Net income (loss)	$43,132	$(55,449)	$21,972
Cumulative effect of accounting change for derivative instruments, net of tax	(182)	—	—
Unrealized loss on derivative instruments, net of tax	(2,697)	—	—

Comprehensive net income (loss)	$40,253	$(55,449)	$21,972

Basic earnings (loss) per share:
Net income (loss)	$1.86	$(2.46)	$0.99
Weighted average shares outstanding	23,157,784	22,541,138	22,114,243

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2001	2000
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$12,632	$24,470
Notes receivable affiliates	4,559	1,183
Interest receivable	409	2,956
Accounts receivable affiliates	13,424	4,513
Accounts receivable other	4,164	5,254
Prepayments and other	85	62
Materials and supply inventory	1,638	1,268
Deferred tax assets and other	1,135	1,050

Total current assets	38,046	40,756

Investment in subsidiaries (stated at equity)	318,921	290,034
Property, plant and equipment, net of accumulated depreciation of $3,492 in 2001 and $3,256 in 2000	659	1,096
Deferred tax assets and other	11,972	12,036

Total assets	$369,598	$343,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$89,759	$16,378
Accounts payable to affiliates	5,788	11,830
Accrued liabilities and other	8,024	4,645
Deferred income taxes—current	193	—

Total current liabilities	103,764	32,853

Long-term debt	95,000	195,000
Deferred income taxes and other deferred credits	5,318	2,786
Shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 21,426,556 shares in 2001 and 20,965,557 shares in 2000	21,427	20,966
Class B Stock, par value $1, authorized 15,000,000 shares, issued 5,838,630 shares in 2001 and 5,858,154 shares in 2000	5,838	5,858

Total common stock	27,265	26,824
Additional paid-in capital	255,570	245,396
Deferred compensation	(4,306)	(6,529)
Accumulated other comprehensive loss	(2,879)	—
Retained earnings (deficit)	20,845	(22,287)

Total	296,495	243,404
Treasury stock at cost, 3,821,883 shares in 2001 and 3,798,383 shares in 2000	(130,979)	(130,121)

Total shareholders’ equity	165,516	113,283

Total liabilities and shareholders’ equity	$369,598	$343,922

Schedule I
COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2001	2000	1999
	(Thousands of dollars)
Cash flows from operating activities:
Net income (loss)	$43,132	$(55,449)	$21,972
Depreciation and amortization	518	606	666
Deferred income taxes, net	(4,998)	109	550
Net change in certain assets and liabilities	(8,088)	5,684	(5,612)
Equity in income of subsidiaries	(54,887)	54,382	(23,287)
Other	9,338	4,191	(419)

Net cash flow (used in) provided by operating activities	(14,985)	9,523	(6,130)

Cash flows from investing activities:
Additions to property, plant and equipment	(87)	(322)	(374)
Dividends from subsidiaries	76,000	10,000	56,500
Capital contributions to subsidiaries	(50,000)	(224,687)	—
Other	6	7	146

Net cash (used in) provided by investing activities	25,919	(215,002)	56,272

Cash flows from financing activities:
Redemption of long-term debt	(100,000)	(10,000)	(10,000)
Issuance of long-term debt	—	91,000	90,500
Proceeds from the issuance of common stock	7,304	11,078	1,798
Preferred dividends	—	—	(650)
Increase in notes payable to affiliates	73,381	8,743	3,702
(Increase) decrease in notes receivable from affiliates	(3,376)	120,042	(80,236)
Preferred stock redemption	—	—	(52,000)
Payment made for debt issuance costs	(81)	(37)	(1,418)

Net cash (used in) provided by financing activities	(22,772)	220,826	(48,304)

Net (decrease) increase in cash and temporary cash investments	$(11,838)	$15,347	$1,838

Cash and temporary cash investments at beginning of year	$24,470	$9,123	$7,285

Cash and temporary cash investments at end of year	$12,632	$24,470	$9,123

Components of net change in certain assets and liabilities:
Accounts receivable	$(5,274)	$1,125	$(40)
Materials and supply inventory	(370)	1,065	1,416
Accounts payable	(5,896)	4,362	(2,700)
Prepayments	(23)	2,022	(1,990)
Accrued expenses	3,475	(2,890)	(2,298)

Net change in certain assets and liabilities	$(8,088)	$5,684	$(5,612)

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2001, 2000 and 1999
(Thousands of Dollars)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS.
2001	$2,525	$3,195	$(21)	$2,652	$3,047
2000	$1,884	$2,164	$248	$1,771	$2,525
1999	$1,885	$689	$(15)	$675	$1,884
ALLOWANCE FOR INVENTORY— DEDUCTED FROM MATERIAL AND SUPPLY INVENTORY IN THE CONSOLIDATED BALANCE SHEETS.
2001	$446	$676	$308	$895	$535
2000	$324	$572	$36	$486	$446
1999	$272	$196	$166	$310	$324
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS.
2001	$10,658	$2,882	$—	$7,576	$5,964
2000	$3,142	$—	$7,649	$133	$10,658
1999	$1,884	$—	$1,593	$335	$3,142
RESERVE FOR RESTRUCTURING EXPENSES—ACCRUED RESTRUCTURING EXPENSES.
2001	$21,825	$—	$(6,252)	$8,192	$7,381
2000	$—	$23,708	$—	$1,883	$21,825

S-4