Form 10-Q
period 2002-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2002-05-14
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 2002

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

YES  X         NO

As of March 31, 2002 there were 21,402,434 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,053,081 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.


                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations and Comprehensive Income
           Quarters ended March 31, 2002 and 2001

           Condensed Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001

           Condensed Consolidated Statements of Cash Flows
           Quarters Ended March 31, 2002 and 2001

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
                                   (Unaudited)

                                                          Quarters ended
                                                             March 31,
                                                         2002          2001
                                                     -----------   -----------
Sales                                                $    78,396   $    76,946
Costs and expenses, excluding other
 operating expenses itemized below                        38,764        45,507
Management fees, related party                               300           300
Depreciation and amortization                             16,973        15,568
Voluntary employee retirement program                      2,333             -
                                                     -----------   -----------

Operating income                                          20,026        15,571
Interest and dividend income                                 881         1,200
Interest expense                                          (3,349)       (5,606)
Other (expense), net                                          (9)         (229)
                                                     -----------   -----------

Income before income taxes                                17,549        10,936
Provision for income taxes                                 7,028         5,177
                                                     -----------   -----------

Income before equity in unconsolidated entities           10,521         5,759
Equity in income of unconsolidated entities                  228           137
                                                     -----------   -----------

Net income                                           $    10,749   $     5,896

Cumulative effect of accounting change for
 derivative instruments, net of tax                            -          (182)

Unrealized  gain (loss) on derivative
 instruments, net of tax                                     842          (953)
                                                     -----------   -----------
Comprehensive net income                             $    11,591   $     4,761
                                                     ===========   ===========


Basic earnings per share:
 Net income                                          $      0.46   $      0.26
                                                     ===========   ===========

 Weighted average shares outstanding                  23,352,097    22,929,241

Diluted earnings per share:
 Net income                                          $      0.45   $      0.25
                                                     ===========   ===========

 Weighted average shares and common
  stock equivalents outstanding                       23,677,562    23,429,757

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                           2002        2001
                                                       -----------  ------------
ASSETS
Current assets:

  Cash and temporary cash investments                  $   25,304   $   27,298
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $3,244 at
    March 31, 2002 and $3,047 at December 31, 2001         50,508       49,849
  Other current assets                                     35,370       32,509
                                                       ----------   ----------

Total current assets                                      111,182      109,656

Property, plant and equipment, net of accumulated
  depreciation of $396,588 at March 31, 2002
  and $381,888 at December 31, 2001                       421,026      428,916
Investments                                                 9,370        9,428
Deferred charges and other assets                          13,594       15,676
Unamortized debt issuance costs                               832          928
                                                       ----------   ----------

Total assets                                           $  556,004   $  564,604
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                 $    9,010   $    9,010
  Accounts payable                                         32,992       41,961
  Notes payable                                            65,000       65,000
  Accrued restructuring expenses                            6,336        7,381
  Accrued expenses                                         46,376       51,993
  Accrued income taxes                                      6,745            -
  Other current liabilities                                 5,576        5,258
  Deferred income taxes - current                           2,156        2,156
                                                       ----------   ----------

Total current liabilities                                 174,191      182,759

Long-term debt                                            139,057      151,309
Deferred income taxes                                      33,855       33,779
Other liabilities                                          31,807       31,241
Common shareholders' equity:
  Common stock                                             27,277       27,265
  Additional paid-in capital                              255,825      255,570
  Deferred compensation                                    (4,586)      (4,306)
  Accumulated other comprehensive (loss)                   (2,037)      (2,879)
  Retained earnings                                        31,594       20,845
  Treasury stock at cost, 3,821,883 shares at
   March 31, 2002 and December 31, 2001                  (130,979)    (130,979)
                                                       ----------   ----------

Total common shareholders' equity                         177,094      165,516
                                                       ----------   ----------
Total liabilities and shareholders' equity             $  556,004   $  564,604
                                                       ==========   ==========


See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                          Quarters ended
                                                             March 31,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 18,957   $  9,833

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment                 (9,591)   (12,236)
 Other                                                       793        924
                                                        --------   --------

 Net cash used in investing activities                    (8,798)   (11,312)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of long-term debt                            (12,252)   (12,252)
 Proceeds from exercise of stock options                     132      2,292
 Capital lease obligation                                    (33)         -
                                                        --------   --------

 Net cash used in financing activities                   (12,153)    (9,960)
                                                        --------   --------

 Net decrease in cash and
  temporary cash investments                              (1,994)   (11,439)
                                                        --------   --------

Cash and temporary cash investments
 at beginning of year                                     27,298     37,046
                                                        --------   --------

Cash and temporary cash investments at
 March 31,                                              $ 25,304   $ 25,607
                                                        ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                               $  3,180   $  5,670
                                                        ========   ========

 Income taxes                                           $    546   $  1,743
                                                        ========   ========


See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001.

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. ("CTE," "we," "us" or "our") include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), a rural incumbent local exchange carrier ("RLEC"); CTSI, LLC ("CTSI"), our RLEC edge-out operation; and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; the portion of epix(R) Internet Services ("epix"), that includes dial-up Internet customers within CT's operating territory; the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services. Other also includes our corporate financing entity. All significant intercompany accounts and transactions are eliminated.

2. Segment Information - CT provides local and long-distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT's territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, Internet, DSL and enhanced services.

The Other segment includes the results of CC and CLD, the portion of the results of epix consisting of dial-up Internet customers within CT's territory, DSL customers within CT's territory and CTE's corporate financing entity.

We have expanded certain financial information of CTSI to distinguish between the three ongoing edge-out markets and the five exited expansion markets which are included in our restructuring.

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

Financial information by business segment is as follows:

Quarter ended March 31, 2002
----------------------------
                                                                 CTSI         CTSI        Total
                                                    CT         Edge-Out     Expansion     CTSI       Other      Consolidated
                                                 --------      --------     ---------   ---------   --------    ------------
Sales                                            $ 52,108      $ 21,033     $       -   $  21,033   $  9,093    $     82,234
Elimination of intersegment sales                   3,492           152             -         152        194           3,838
External sales                                     48,616        20,881             -      20,881      8,899          78,396
Adjusted EBITDA                                    31,203         7,649             -       7,649        480          39,332
Depreciation and amortization                      11,022         4,495             -       4,495      1,456          16,973
Voluntary employee retirement program                   -             -             -           -      2,333           2,333
Operating income (loss)                            20,181         3,154             -       3,154     (3,309)         20,026
Interest expense, net                                (490)                                      -     (1,978)         (2,468)
Other income (expense), net                             5                                     (10)        (4)             (9)
Income (loss) before income taxes                  19,696                                   3,144     (5,291)         17,549
Provision (benefit) for income
 taxes                                              7,566                                   1,239     (1,777)          7,028
Equity in income of unconsolidated entities             -                                     228          -             228
Net income (loss)                                  12,130                                   2,133     (3,514)         10,749


Quarter ended March 31, 2001
----------------------------
                                                                 CTSI         CTSI       Total
                                                    CT         Edge-Out     Expansion     CTSI       Other      Consolidated
                                                 --------      --------     ---------   ---------   --------    ------------
Sales                                            $ 49,983      $ 16,938     $   3,829   $  20,767   $  9,713    $     80,463
Elimination of intersegment sales                   3,305           103             6         109        103           3,517
External sales                                     46,678        16,835         3,823      20,658      9,610          76,946
Adjusted EBITDA                                    29,138         2,835        (1,182)      1,653        348          31,139
Depreciation and amortization                      10,317         3,948             -       3,948      1,303          15,568
Operating income (loss)                            18,821        (1,113)       (1,182)     (2,295)      (955)         15,571
Interest expense, net                                (959)                                     (1)    (3,446)         (4,406)
Other income (expense), net                           (31)                                     24       (222)           (229)
Income (loss) before income taxes                  17,831                                  (2,272)    (4,623)         10,936
Provision (benefit) for income
 taxes                                              7,528                                    (748)    (1,603)          5,177
Equity in income of unconsolidated entities             -                                     137          -             137
Net income (loss)                                  10,303                                  (1,387)    (3,020)          5,896

3. Revenue Recognition - Local telephone service is recorded based on tariffed rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize installation revenue as well as direct incremental service installation costs over an estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,884 as of March 31, 2002 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,884 as of March 31, 2002 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In the third quarter of 2001, we implemented certain tax strategies to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. We will have continued savings as a result of these tax strategies.

5. CTE Stock Options and Restricted Stock - At March 31, 2002, we have approximately 1,632,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first three months of 2002, 235,500 options were granted, 3,937 options were canceled and 9,469 options were exercised, yielding cash proceeds of $132. As provided for in the 1996 Equity Incentive Plan, we granted 130,000 shares of restricted stock, of which 32,500 shares were vested as of March 31, 2002. The compensation cost recognized in 2002 was $384, net of cancellations, in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                   Quarters ended
                                                      March 31,
                                              ------------------------
                                                  2002         2001
                                              -----------  -----------

Net income                                    $    10,749  $     5,896
                                              ===========  ===========
Basic earnings per share:

Weighted average shares outstanding            23,352,097   22,929,241
                                              ===========  ===========
Net income per share                          $      0.46  $      0.26
                                              ===========  ===========
Diluted earnings per share:

Weighted average shares outstanding            23,352,097   22,929,241
Dilutive shares resulting from common
 stock equivalents                                325,465      500,516
                                              -----------  -----------
Weighted average shares and common
 stock equivalents outstanding                 23,677,562   23,429,757
                                              ===========  ===========
Net income per share                          $      0.45  $      0.25
                                              ===========  ===========

7. Derivative Instruments - We utilize interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Effective January 1, 2001, we adopted the provisions of SFAS 138: "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133," in accounting for our interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair value of the interest rate swaps at January 1, 2001 was ($280). The transaction adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. In the first three months ended March 31, 2002, we recorded an adjustment of $1,296 ($842 net of tax) to adjust the fair value of the swaps to ($3,134). In the three months ended March 31, 2001, we recorded an adjustment of $1,695 to adjust the fair value of the swaps, of which $230 was ineffective and recognized in current earnings, and $1,465, which was recorded in other comprehensive income net of $512 in taxes.

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness.

8. Restructuring - In December 2000, we initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three "edge-out" markets adjacent to CT's rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, CTE recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax). CTSI had completed its withdrawal from the five non-"edge-out" expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) by June 30, 2001.

During December 2000, we reduced our workforce by approximately 220 employees and as of December 31, 2001 we reduced our workforce by an additional 33 employees who had remained to facilitate the transition of customers to other service providers. No further workforce reductions as a result of this restructuring will occur.

Employee termination benefits associated with this workforce reduction and included in the restructuring charge was $2,628. Of this liability, $2,534 was paid and the remaining $94 was reversed in the fourth quarter of 2001.

Also included in accrued restructuring expenses were estimated incremental costs associated with financial advisory, legal and other fees of $3,500. In the twelve months ended December 31, 2001, $1,017 was paid with $1,600 reversed in the second quarter of 2001 as a result of favorable negotiation of commitments. In the first quarter of 2002, $27 of this liability was paid.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid. In the second quarter 2001, $1,810 associated with a canceled committed equipment purchase that was favorably negotiated was reversed. In the third quarter 2001, as a result of the sale of certain assets and the assignment of certain leases to a CLEC, we reversed $2,233 of these charges. In the fourth quarter 2001, $515 was reversed due to a favorable building lease settlement. In the first quarter 2002, $1,018 of this liability was paid.

We expect the majority of the remaining liabilities to be utilized in 2002. Any funding associated with the reduction of the outstanding liabilities at March 31, 2002 of $6,336 will come from cash flow from operations or existing credit facilities.

The restructuring charge as of December 31, 2000 included $73,994, net of estimated salvage value, for the write-down of assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds from the sale of the affected assets, offset by costs of removal. These assets primarily relate to switching, central office equipment and outside communications plant physically located in the exited markets. In July 2001, a CLEC purchased a portion of our assets in the New York expansion markets at amounts higher than estimated, resulting in a gain of $3,035.

No depreciation expense was recorded for the expansion markets in 2001 or 2002. No further depreciation expense will be incurred for these expansion market assets.

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
                                                ======          =======         =======       ======     =======


Accrued restructuring expense comprises the following:

                                                      Balance               Reversal    Balance               Reversal      Balance
                                                    December 31,               of     December 31,               of        March 31,
                               Provision  Payments      2000      Payments  Provision     2001      Payments  Provision      2002
                               ---------  --------  ------------  --------  --------- ------------  --------  ---------    ---------
Employee termination benefits   $ 2,628   $(1,572)    $ 1,056     $  (962)   $   (94)    $     -     $      -   $      -   $       -
Contract terminations and
   settlements                   15,294         -      15,294      (5,150)    (3,788)      6,356       (1,018)         -       5,338
Removal and restoration costs     2,286         -       2,286      (1,063)      (770)        453            -          -         453
Investment advisory and other
   fees                           3,500      (311)      3,189      (1,017)    (1,600)        572          (27)         -         545
                                -------   -------     -------     -------    -------     -------     --------   --------   ---------
Total accrued restructuring
   expenses                     $23,708   $(1,883)    $21,825     $(8,192)   $(6,252)    $ 7,381     $ (1,045)  $      -   $   6,336
                                =======   =======     =======     =======    =======     =======     ========   ========   =========

We do not anticipate any significant change to non-expansion market revenues or costs as a result of this event.

9. Voluntary Retirement Program - On December 12, 2001, we initiated a Voluntary Retirement Program ("VRP"). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and, therefore, nearly 80% of the cost is non-cash to the company. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 relate to medical insurance and other program expenses.

10. Debt - On April 6, 2001, we amended our September 15, 2000, 364-day revolving line of credit agreement with CoBank to provide for an additional $35,000 of borrowing capacity and to change other terms and conditions of the loan. In April 2002, the maturity was extended to June 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  (Dollars in Thousands, Except Per Share Data)

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

..   uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

..   economic conditions, acquisitions and divestitures;

..   government and regulatory policies;

..   the pricing and availability of equipment, materials and inventories;

..   technological developments; and

..   changes in the competitive environment in which we operate.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

Overview and Segments

Our two primary operations are Commonwealth Telephone Company, or CT, which is a rural incumbent local exchange carrier ("RLEC"), and CTSI, LLC, our RLEC edge-out operation. We also have another business segment labeled "Other" which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix(R) Internet Services, a rural Internet service provider; Jack Flash(R), a broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions; Commonwealth Communications, a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company, a facilities-based long-distance reseller. Both epix and Jack Flash results included in Other represent the portion of these businesses in our RLEC's territory. Other also includes our corporate financing entity.

Our RLEC has been operating in various rural Pennsylvania markets since 1897. As of March 31, 2002, our RLEC served over 332,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation. CTSI operates in three "edge-out" regional Pennsylvania markets that border our RLEC's markets and that we believe offer attractive market demographics such as higher population density and a higher concentration of businesses. CTSI served over 115,000 switched access lines as of March 31, 2002, which were mainly business customers. Beginning in 1998, CTSI expanded beyond its original three "edge-out" markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these "expansion" markets in order to refocus our attention on our three original "edge-out" markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

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

CTSI's revenue is derived primarily from access, local service, point-to-point circuit, Internet access, DSL and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

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

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from a third party provider. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

Capital Expenditures

We incur line-related capital expenditures associated with access line growth, maintenance expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in our RLEC and RLEC edge-out territories. Capital expenditures associated with access line growth, comprising a significant portion of our overall capital spending, are success-based and therefore result in incremental revenue.


Results of Operations

Quarters ended March 31, 2002 vs March 31, 2001

Our consolidated sales were $78,396 and $76,946 for the quarters ended March 31, 2002 and 2001, respectively. Contributing to the sales increase of $1,450 or 1.9% were higher sales of CT of $1,938 and higher CTSI edge-out sales of $4,046, partially offset by the loss of CTSI expansion sales of $3,823 and a decline of $711 in Other sales.

Our consolidated operating income was $20,026 for the quarter ended March 31, 2002 as compared to $15,571 for the quarter ended March 31, 2001. The increase in operating income of $4,455 was primarily the result of increased consolidated sales, lower costs in providing these sales and the decline in the CTSI expansion market operating losses of $1,182, partially offset by increased consolidated depreciation expense and expenses recorded in connection with the Voluntary Retirement Program that was initiated in December 2001.

Consolidated net income was $10,749 or $0.45 per diluted share for the quarter ended March 31, 2002 and $5,896 or $0.25 per diluted share for the quarter ended March 31, 2001. Contributing to the increase of $4,853 is the increase in operating income discussed above and a reduction in interest expense, partially offset by an increase in the provision for income taxes.

Selected Segment Data

Adjusted EBITDA

We provide as supplemental data our adjusted EBITDA on both a consolidated and segment basis. We define adjusted EBITDA as earnings before interest, taxes, voluntary employee retirement program, depreciation and amortization, other income (expense) and equity in income of unconsolidated entities. We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business; and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

Pro forma data

The pro forma data presented gives effect to CTSI's exit from five expansion markets. The pro forma data is calculated by eliminating sales and identifiable direct operating expenses related to our operations in the expansion markets for the periods presented. However, the pro forma data is not necessarily indicative of the results we would have achieved had we actually completed the exit before January 2001, or of our results of future operations.

Sales:                                      Quarters ended
                                               March 31,
                                  -----------------------------------
                                                            Pro forma
                                    2002         2001       2001/(1)/
                                  -------      -------      ---------

CT                                $48,616      $46,678        $46,678
                                  -------      -------      ---------
CTSI - edge-out                    20,881       16,835         16,835
CTSI - expansion                        -        3,823              -
                                  -------      -------      ---------
Total CTSI                         20,881       20,658         16,835
                                  -------      -------      ---------
Other                               8,899        9,610          9,610
                                  -------      -------      ---------
Total                             $78,396      $76,946        $73,123
                                  =======      =======      =========


Operating income (loss):                    Quarters ended
                                               March 31,
                                  -----------------------------------
                                                            Pro forma
                                    2002         2001       2001/(1)/
                                  -------      -------      ---------

CT                                $20,181      $18,821        $18,821
                                  -------      -------      ---------
CTSI - edge-out                     3,154       (1,113)        (1,113)
CTSI - expansion                        -       (1,182)             -
                                  -------      -------      ---------
Total CTSI                          3,154       (2,295)        (1,113)
                                  -------      -------      ---------
Other                              (3,309)        (955)          (955)
                                  -------      -------      ---------
Total                             $20,026      $15,571        $16,753
                                  =======      =======      =========


Adjusted EBITDA:                            Quarters ended
                                               March 31,
                                  ----------------------------------
                                                            Pro forma
                                    2002         2001       2001/(1)/
                                  -------      -------      ---------

CT                                $31,203      $29,138        $29,138
                                  -------      -------      ---------
CTSI - edge-out                     7,649        2,835          2,835
CTSI - expansion                        -       (1,182)             -
                                  -------      -------      ---------
Total CTSI                          7,649        1,653          2,835
                                  -------      -------      ---------
Other                                 480          348            348
                                  -------      -------      ---------
Total                             $39,332      $31,139        $32,321
                                  =======      =======      =========

Installed access lines:                               March 31,
                                           -----------------------------------
                                                                    Pro forma
                                             2002       2001        2001/(1)/
                                           -------    --------      ---------

CT                                         332,947     320,145        320,145
                                           -------     -------      ---------
CTSI - edge-out                            115,901     101,508        101,508
CTSI - expansion                                 -      23,491              -
                                           -------     -------      ---------
Total CTSI                                 115,901     124,999        101,508
                                           -------     -------      ---------
Total                                      448,848     445,144        421,653
                                           =======     =======      =========

(1) The pro forma data is calculated by eliminating sales, identifiable direct operating expenses and restructuring charges (reversals) related to our operations in the expansion markets for the periods presented.

Commonwealth Telephone Company

Sales were $48,616 and $46,678 for the quarters ended March 31, 2002 and 2001, respectively. The sales increase of $1,938 or 4.2% is primarily due to higher access, enhanced services and local service revenues resulting from an increase in installed access lines of 12,802 or 4.0%. CT's successful marketing of residential additional lines and sales of business lines contributed to the access line growth. Residential additional line penetration was approximately 40% at March 31, 2002 as compared to approximately 36% at March 31, 2001.

Interstate access revenue increased $1,284 for the three months ended March 31, 2002, versus the comparable period of 2001, primarily from the growth in access lines and an increase in NECA per line rates as a result of the NECA average schedule increase in July 2001.

State access revenue increased $1,055 for the three months ended March 31, 2002 as compared to the comparable period of 2001, primarily a result of an increase in minutes and access line growth.

Local service revenue increased $291 for the three months ended March 31, 2002, as compared to the same period last year, primarily as a result of the increase in access lines.

Enhanced services revenue increased $318 for the three months ended March 31, 2002 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other custom calling sales.

IntraLATA toll revenue decreased $422 for the three months ended March 31, 2002 as compared to the comparable period of 2001, primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT's territory. We expect this trend to continue.

Costs and expenses excluding depreciation, amortization, management fees and voluntary employee retirement program for the quarter ended March 31, 2002 were $17,113 as compared to $17,240 for the quarter ended March 31, 2001. Contributing to the decrease of $127 or 0.7% are favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. Also contributing to the decrease is lower expenses associated with fewer business system sales, partially offset by higher payroll costs resulting from annual salary increases and performance-based incentives and higher expenses for additional advertising.

CTSI

CTSI sales were $20,881 (edge-out $20,881; expansion $0) for the quarter ended March 31, 2002 as compared to $20,658 (edge-out $16,835; expansion $3,823) for the same period in 2001. The increase of $4,046 or 24.0% in the edge-out markets primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue is in part the result of an increase in installed access lines. At March 31, 2002, CTSI edge-out markets had 115,901 edge-out market installed access lines versus 101,508 edge-out market installed access lines at March 31, 2001, an increase of 14,393 or 14.2%. Also contributing to the increase in revenue was an increase in Internet service provider ("ISP") - related traffic. For the quarter ended March 31, 2002, CTSI recorded approximately $3,093 or 14.8% of its edge-out market revenues from revenue associated with ISP traffic, as compared to $1,846 or 11.0% for the same period last year. Regulatory developments during 2001 are expected to adversely affect CTSI's revenues in future periods. See "Legislative and Regulatory Developments." The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system.

Costs and expenses, excluding depreciation, amortization, management fees and voluntary employee retirement program were $13,133 (edge-out $13,133; expansion $0) and $18,906 (edge-out $13,901; expansion $5,005) for the quarters ended March 31, 2002 and 2001, respectively. Contributing to the decrease in expenses for the edge-out markets are decreased leased loop charges, bad debt expense, advertising campaigns and terminating access from independent local exchange carriers. The decline in the expenses of the expansion markets is due to our exit from those markets.

Other

Sales of our support businesses were $8,899 and $9,610 for the quarters ended March 31, 2002 and 2001, respectively. The decline of $711 or 7.4% is due primarily to a decline in CC and CLD sales, offset by an increase in Jack Flash sales.

CC sales decreased $439 or 11.2% primarily due to a decrease in premises distribution system (cabling projects) and business systems upgrades sales. CLD sales declined $493 or 28.6% as a result of customers switching to alternate long-distance providers due to CLD's above-average long-distance rates. At March 31, 2002, Jack Flash had 7,879 installed DSL subscribers as compared to 5,046 at March 31, 2001, contributing to its increase in revenue of $227.

Costs and expenses of our support businesses, excluding depreciation, amortization, management fees and voluntary employee retirement program were $8,518 and $9,361 for the three months ended March 31, 2002 and 2001, respectively. CC costs and expenses decreased $325 or 8.7% and CLD costs and expenses decreased $269 or 16.6% due primarily to the decrease in sales. epix expenses decreased $433 or 13.9% due to lower transport and advertising costs. DSL costs decreased due to lower advertising costs and a reduction in the number of people focused on Jack Flash.

Adjusted EBITDA

Consolidated adjusted EBITDA was $39,332 and $31,139 for the quarters ended March 31, 2002 and 2001, respectively. The increase of $8,193 or 26.3% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. The adjusted EBITDA for the three months ended March 2001 includes losses in the CTSI expansion markets of $1,182.

Depreciation and amortization

Consolidated depreciation and amortization increased $1,405 or 9.0% for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2001 and 2002.

Voluntary Employee Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program ("VRP"). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and, therefore, nearly 80% of the cost is non-cash to the company. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 relate to medical insurance and other program expenses. As a result of the VRP, we will reduce our headcount by 103 employees, or approximately 7% of our overall workforce. The results of this program will be an improved alignment of our workforce, allowing us to achieve increased efficiency and reduced costs.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on CTE's revolving credit facility and amortization of debt issuance costs. We used interest rate swaps on $130,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,349 and $5,606 for the quarters ended March 31, 2002 and 2001, respectively; this represents a decrease of $2,257 or 40.3% from the comparable period of 2001. The decrease in interest expense is primarily due to lower interest rates on variable rate debt not subject to interest rate swaps and lower average debt outstanding. Interest expense on CT's mortgage note payable to CoBank declined as a result of scheduled principal payments.

Income taxes

Our effective income tax rates were 39.5% and 46.8% for the quarters ended March 31, 2002 and 2001, respectively. In July of 2001, we implemented certain tax strategies to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

Liquidity and capital resources:

                                                 March 31,    December 31,
                                                   2002           2001
                                                 --------       --------

Cash and temporary cash investments              $ 25,304       $ 27,298
Working capital deficit                          $(63,009)      $(73,103)
Long-term debt (including current maturities
 and notes payable)                              $213,067       $225,319


  Three months ended March 31,                     2002           2001
                                                 --------       --------

Net cash provided by operating activities        $ 18,957       $  9,833
Investing activities:
Additions to property, plant and equipment       $  9,591       $ 12,236

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $155,000 at March 31, 2002 and $55,000 at March 31, 2001.

                                         March 31, 2002        March 31, 2001
                                       -------------------   -------------------
                                       Balance   Available   Balance   Available
                                       --------  ---------   --------  ---------
Revolving credit facility              $ 85,000  $ 155,000   $185,000  $  55,000
Credit agreement - CoBank                63,067          -     72,077          -
Revolving line of credit - CoBank        65,000          -     30,000          -
                                       --------  ---------   --------  ---------
Total                                  $213,067  $ 155,000   $287,077  $  55,000
                                       ========  =========   ========  =========

Cash and temporary cash investments were $25,304 at March 31, 2002 as compared to $27,298 at December 31, 2001. Our working capital ratio was 0.64 to 1 at March 31, 2002 as compared to 0.60 to 1 at December 31, 2001. The net increase is due to increased liquidity provided by operations and reductions in capital spending.

For the three months ended March 31, 2002, our net cash provided by operating activities was $18,957 comprised of net income of $10,749, non-cash depreciation and amortization of $16,973 and other non-cash items and working capital changes resulting in a reduction of $8,765. Net cash used in investing activities of $8,798 consisted primarily of additions to property, plant and equipment of $9,591. Net cash used in financing activities of $12,153 consisted primarily of the net redemption of debt of $12,252, partially offset by proceeds of stock option exercises of $132.

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

In April 2001, we amended and restated our $30,000 revolving line of credit with CoBank to provide for an additional $35,000 of borrowing capacity and to change certain other terms and conditions of the loan. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. In April 2002, the maturity was extended to June 2002.

On April 2, 2002, we completed a 4,898,000 share secondary equity offering of our common stock. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in this offering. We may, from time to time, consider purchasing some or all of our shares held by Level 3 Communications, Inc. and its affiliates in one or more transactions and may finance these purchases through public or private offerings of equity or debt, operating cash flows and/or bank loans.

Related and Like Parties

Level 3 Communications, Inc. ("Level 3") holds a significant portion of the voting power in our equity securities. Four of our directors are also directors of Level 3. Level 3 will continue to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We have existing relationships with RCN Corporation ("RCN"), which is an affiliate of Level 3. Our Chairman, David McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Eight of our directors also serve on the board of directors of RCN. We have entered into a month-to-month long-distance resale agreement and a management service agreement with RCN, the latter of which was not the result of arm's-length negotiations. In addition, Level 3 owns approximately 26% of the outstanding equity securities of RCN.


Legislative and Regulatory Developments

Commonwealth Telephone Company

Our RLEC is subject to regulation by the Pennsylvania Public Utility Commission for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. In 1997, our RLEC entered into an alternative regulatory framework with the Public Utility Commission for all of its intrastate operations under which it agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations. As a result of the alternative regulatory framework, our RLEC's profits are not directly limited by the Commission as they were under the former rate of return system of regulation. Instead, our RLEC received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to the equity owners of the RLEC. Connected with this, on February 1, 2002, our RLEC filed a proposed rate increase with the Public Utility Commission which was approved on April 24 and, accordingly, will become effective May 16, 2002. Our RLEC can also seek to rebalance rates periodically between various intrastate service categories, such as toll and access. Additionally, our RLEC has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses. This may include changes in revenues that may result from portions of the interstate access charge reform.

The Public Utility Commission is also considering intrastate access reform for independent local exchange carriers in Pennsylvania. At this time, we are unable to predict the outcome of these developments on our results of operations or financial condition.

The Public Utility Commission must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLEC. In addition, the Public Utility Commission must approve any change in control of either our RLEC or its holding company. The Public Utility Commission defines a "change in control" as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%. In addition, the FCC must also approve any sale or "transfer of control" of our RLEC or of its holding company.

Our RLEC is subject to the jurisdiction of the Federal Communications Commission, or FCC, with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country, including the provision of access to local telephone networks for the origination or termination of such communications. Prices for our RLEC's interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 30.8% of our RLEC's 2002 revenues, are regulated by the FCC based on "average schedule" formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of our RLEC from them, could result in a significant revenue loss. However, removal of our RLEC from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment.

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

CTSI

The Pennsylvania Public Utility Commission exercises jurisdiction over intrastate service, including basic local exchange service, intrastate access services and intraLATA toll services. Under the Public Utility Commission's current practices, CTSI's rates and services are generally subject to much less regulatory scrutiny than those of the RLEC in its markets. Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI's business, such as its use of rights-of-way.

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission also has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by this Commission may have a material effect on CTSI's costs and profitability.

At the federal level, the Federal Communications Commission has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI's rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC's complaint jurisdiction, and in the case of switched access service are subject to rate caps prescribed by the FCC, as described further below.

In April 2001, the FCC released an order adopting new rules limiting the right of competitive local exchange carriers to collect reciprocal compensation on local telephone calls that terminate to Internet service providers. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable by other local telephone companies to our RLEC edge-out operation on calls to Internet service providers will generally be limited to $0.0015 per minute for the first six months after the rules took effect, $0.0010 per minute for the next eighteen months and $0.0007 per minute thereafter. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be traffic to Internet service providers, although either CTSI or the other telephone company may attempt to rebut this presumption and show a different level of Internet traffic. In addition, the number of minutes on which compensation is payable is limited by a formula based upon the number of compensable minutes exchanged in the first quarter of 2001. The rates under the new rules are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $0.0028 per minute. During the first quarter 2002, CTSI recorded approximately $3,093 or 14.8% of its edge-out revenues from revenue for calls terminated to Internet service providers. This compares to $1,846 or 11.0% for the corresponding period in the prior year.

Also in April 2001, the FCC released a separate order adopting new rules to limit the access charges of non-dominant providers. Under these rules which took effect on June 20, 2001, competitive carriers are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's previous interstate access charges were as high as 4.5 cents per minute). After one year, this rate ceiling will be reduced to 1.8 cents and after two years to
1.2 cents per minute. After three years, CTSI will be required to charge rates no higher than the incumbent local exchange carrier (in our case, Verizon, which we expect will charge rates of approximately 0.45 cents per minute by 2004 as a result of an FCC plan requiring regional Bell operating companies to reduce their rates to this level). For the quarter ended March 31, 2002, interstate access revenue accounted for approximately 5.1% of CTSI's "edge-out" market revenue. This decision will result in substantial reductions in CTSI's billed access charges. The new FCC rules will likely be subject to petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of these proceedings.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by incumbent local telephone companies to competitors such as CTSI. The United States Supreme Court recently, based on a review of this decision and oral arguments heard in this case, upheld the FCC's current pricing rules. It is not known at this time how other future developments regarding this matter may affect CTSI's costs.

On September 19, 2001, Verizon was granted permission to provide long-distance services to Pennsylvania customers after the FCC determined that Verizon had met its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. Verizon is now able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI already offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI if it is able to offer all of the same services.

The FCC has recently begun reviews of several of its local competition policies that could result in changes to the interconnection arrangements on which our RLEC edge-out operation relies, or in additional competition from the incumbent local telephone companies. We cannot predict the outcome of these reviews, or of future rule changes that the FCC may initiate.

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings

             None

Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits

             None

             (b)  Reports on Form 8-K

             None

Item 7(a).   Quantitative and Qualitative Disclosure
             about Market Risk

Quantitative and Qualitative Disclosure about Market Risk - We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

                                                                             Fair value       Fair value
     (thousands of dollars)                                                   assuming         assuming
                                           Carrying                          +100 basis       -100 basis
     As of March 31, 2002                   amount         Fair value        point shift      point shift
     -------------------------------------------------------------------------------------------------------
     Long-term debt and notes payable:
        Fixed                            $  31,935          $  33,669        $  33,581           $  33,757
        Variable                         $ 181,132          $ 181,132        $ 179,002           $ 183,308

We manage our interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps.

The table below provides information about our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to us by the financial institutions with which we have swap contracts using appropriate and consistent valuation methodologies.



(thousands of dollars)
                                                               Approximate
                       Maturity                Notional     fair value as of
                       date       Fixed rate    amount       March 31, 2002
                       -------------------------------------------------------

Variable to fixed:

Hedge 1                2002        6.00%       $15,000          $  (155)
Hedge 2                2002        6.01%       $10,000          $     -
Hedge 3                2004/(a)/   5.78%       $20,000          $  (744)
Hedge 4                2002/(b)/   6.13%       $15,000          $  (697)
Hedge 5                2002        6.36%       $15,000          $  (318)
Hedge 6                2006        5.40%       $35,000          $  (788)
Hedge 7                2003        4.75%       $20,000          $  (432)


/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

Two of our interest rate swaps are maturing in the second quarter 2002, and we do not anticipate renewal. Additionally, two interest rate swaps are maturing in the third quarter 2002. One swap contains an option to extend, and we believe the counterparty will invoke this option. We will analyze market conditions as the maturity date approaches.

As of May 14, 2002, we had no other material exposure to market risk.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2002    Commonwealth Telephone Enterprises, Inc.


                              /s/ Donald P. Cawley
                              --------------------
                              Donald P. Cawley
                              Senior Vice President and
                              Chief Accounting Officer