Form 10-Q
period 2002-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2002-08-14
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 2002

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

YES  X         NO

As of June 30, 2002 there were 21,416,247 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,053,070 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations and Comprehensive Income
           Three and Six Months ended
           June 30, 2002 and 2001

           Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001

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
                                   (Unaudited)

                                               Three months ended           Six months ended
                                                    June 30,                    June 30,
                                                2002         2001           2002       2001
                                             ----------   ----------    ----------   ----------
Sales                                        $   78,300   $   76,467    $  156,696   $  153,413
Costs and expenses, excluding other
 operating expenses itemized below               39,439       44,060        78,203       89,567
Management fees, related party                      300          300           600          600
Depreciation and amortization                    16,505       16,020        33,478       31,588
Restructuring charges (reversals)                (2,057)      (3,410)       (2,057)      (3,410)
Voluntary employee retirement program                 -            -         2,333            -
                                             ----------   ----------    ----------   ----------

Operating income                                 24,113       19,497        44,139       35,068
Interest and dividend income                        491          365         1,372        1,565
Interest expense                                 (3,248)      (4,752)       (6,597)     (10,358)
Other income, net                                   379          301           370           72
                                             ----------   ----------    ----------   ----------

Income before income taxes                       21,735       15,411        39,284       26,347
Provision for income taxes                        8,982        7,014        16,010       12,191
                                             ----------   ----------    ----------   ----------

Income before equity in unconsolidated
 entities                                        12,753        8,397        23,274       14,156
Equity in income of unconsolidated entities       1,345        1,272         1,573        1,409
                                             ----------   ----------    ----------   ----------

Net income                                   $   14,098   $    9,669    $   24,847   $   15,565

Cumulative effect of accounting change for
 derivative instruments, net of tax                   -            -             -         (182)

Unrealized gain (loss) on derivative
 instruments, net of tax                           (970)         222          (128)        (731)
                                             ----------   ----------    ----------   ----------
Comprehensive net income                     $   13,128   $    9,891    $   24,719   $   14,652
                                             ==========   ==========    ==========   ==========


Basic earnings per share:
 Net income                                  $     0.60   $     0.42    $     1.06   $     0.68
                                             ==========   ==========    ==========   ==========

Weighted average shares outstanding          23,374,395   23,049,794    23,363,307   22,989,850

Diluted earnings per share:
 Net income                                  $     0.60   $     0.41    $     1.05   $     0.66
                                             ==========   ==========    ==========   ==========

Weighted average shares and common
 stock equivalents outstanding               23,690,464   23,472,540    23,683,912   23,450,962

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2002        2001
                                                       ----------   ------------
ASSETS
Current assets:

  Cash and temporary cash investments                  $   23,471   $   27,298
  Accounts receivable and unbilled revenues,
    net of reserve for doubtful accounts of $5,075 at
    June 30, 2002 and $3,047 at December 31, 2001          46,821       49,849
  Other current assets                                     32,561       32,509
                                                       ----------   ----------

Total current assets                                      102,853      109,656

Property, plant and equipment, net of accumulated
  depreciation of $405,627 at June 30, 2002
  and $381,888 at December 31, 2001                       418,755      428,916
Investments                                                 9,498        9,428
Deferred charges and other assets                          17,364       15,676
Unamortized debt issuance costs                               756          928
                                                       ----------   ----------

Total assets                                           $  549,226   $  564,604
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                 $    9,010   $    9,010
  Notes payable                                            65,000       65,000
  Accounts payable                                         33,491       41,961
  Accrued restructuring expenses                            4,060        7,381
  Accrued expenses                                         44,918       51,993
  Accrued income taxes                                        948            -
  Other current liabilities                                 5,144        5,258
  Deferred income taxes - current                           1,347        2,156
                                                       ----------   ----------

Total current liabilities                                 163,918      182,759

Long-term debt                                            116,805      151,309
Deferred income taxes                                      42,324       33,779
Other liabilities                                          34,977       31,241
Common shareholders' equity:
  Common stock                                             27,291       27,265
  Additional paid-in capital                              256,308      255,570
  Deferred compensation                                    (4,103)      (4,306)
  Accumulated other comprehensive loss                     (3,007)      (2,879)
  Retained earnings                                        45,692       20,845
  Treasury stock at cost, 3,821,883 shares at
   June 30, 2002 and December 31, 2001                   (130,979)    (130,979)
                                                       ----------   ----------

Total common shareholders' equity                         191,202      165,516
                                                       ----------   ----------
Total liabilities and shareholders' equity             $  549,226   $  564,604
                                                       ==========   ==========

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                      -------------------
                                                        2002       2001
                                                      --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 52,103   $ 39,440

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant & equipment              (23,555)   (29,297)
 Other                                                   1,745      2,215
                                                      --------   --------

 Net cash used in investing activities                 (21,810)   (27,082)
                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of short-term debt                                 -     65,000
 Redemption of long-term debt                          (34,505)   (64,505)
 Redemption of short-term debt                               -    (30,000)
 Proceeds from exercise of stock options                   450      5,932
 Capital lease obligation                                  (65)       358
                                                      --------   --------

 Net cash used in financing activities                 (34,120)   (23,215)
                                                      --------   --------

 Net decrease in cash and
  temporary cash investments                            (3,827)   (10,857)
                                                      --------   --------

Cash and temporary cash investments
 at beginning of year                                   27,298     37,046
                                                      --------   --------

Cash and temporary cash investments at
 June 30,                                             $ 23,471   $ 26,189
                                                      ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                             $  6,668   $ 10,031
                                                      ========   ========

 Income taxes                                         $  7,816   $  3,243
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

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. ("CTE," "we," "us" or "our") include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company ("CT"), a rural incumbent local exchange carrier ("RLEC"); CTSI, LLC ("CTSI"), our RLEC edge-out operation; and other operations ("Other"), which include Commonwealth Communications ("CC"), a provider of telecommunications equipment and facilities management services; the portion of epix(R) Internet Services ("epix"), that includes revenue from Internet customers within CT's operating territory; the portion of Jack Flash(R) ("Jack Flash"), the digital subscriber line ("DSL") product offering in CT's franchise area; and Commonwealth Long Distance Company ("CLD"), a reseller of long-distance services. Other also includes our corporate financing entity. All significant intercompany accounts and transactions are eliminated.

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

The Other segment includes the results of CC and CLD, the portion of the results of epix that includes dial-up Internet customers within CT's territory, DSL customers within CT's territory and CTE's corporate financing entity.

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

Financial information by business segment is as follows:


Quarter ended June 30, 2002
---------------------------

                                                                 CTSI         CTSI        Total
                                                    CT         Edge-Out     Expansion     CTSI       Other      Consolidated
                                                 --------      --------     ---------   ---------   --------    ------------
Sales                                            $ 51,072      $ 21,505     $       -   $  21,505   $  9,660    $     82,237
Elimination of intersegment sales                   3,529           181             -         181        227           3,937
External sales                                     47,543        21,324             -      21,324      9,433          78,300
Adjusted EBITDA                                    30,180         7,878             -       7,878        503          38,561
Depreciation and amortization                      11,262         4,630             -       4,630        613          16,505
Restructuring charges (reversals)                       -        (2,057)            -      (2,057)         -          (2,057)
Operating income (loss)                            18,918         5,305             -       5,305       (110)         24,113
Interest expense, net                                (932)                                      -     (1,825)         (2,757)
Other income (expense), net                          (100)                                    501        (22)            379
Income (loss) before income taxes                  17,886                                   5,806     (1,957)         21,735
Provision (benefit) for income
 taxes                                              7,004                                   2,726       (748)          8,982
Equity in income of unconsolidated entities             -                                   1,345          -           1,345
Net income (loss)                                  10,882                                   4,425     (1,209)         14,098


Quarter ended June 30, 2001
---------------------------

                                                                 CTSI         CTSI        Total
                                                    CT         Edge-Out     Expansion     CTSI       Other      Consolidated
                                                 --------      --------     ---------   ---------   --------    ------------
Sales                                            $ 49,418      $ 18,266     $   1,747   $  20,013   $ 10,495    $     79,926
Elimination of intersegment sales                   3,166           172             7         179        114           3,459
External sales                                     46,252        18,094         1,740      19,834     10,381          76,467
Adjusted EBITDA                                    29,342         4,226        (1,468)      2,758          7          32,107
Depreciation and amortization                      10,484         4,206             -       4,206      1,330          16,020
Restructuring charges (reversals)                       -             -        (3,410)     (3,410)         -          (3,410)
Operating income (loss)                            18,858            20         1,942       1,962     (1,323)         19,497
Interest expense, net                              (1,879)                                      -     (2,508)         (4,387)
Other income (expense), net                          (365)                                    489        177             301
Income (loss) before income taxes                  16,614                                   2,451     (3,654)         15,411
Provision (benefit) for income
 taxes                                              7,017                                   1,303     (1,306)          7,014
Equity in income of unconsolidated entities             -                                   1,272          -           1,272
Net income (loss)                                   9,597                                   2,420     (2,348)          9,669


Six months ended June 30, 2002
------------------------------

                                                                 CTSI         CTSI        Total
                                                    CT         Edge-Out     Expansion     CTSI       Other      Consolidated
                                                 --------      --------     ---------   ---------   --------    ------------
Sales                                            $103,180      $ 42,538     $       -   $  42,538   $ 18,753    $    164,471
Elimination of intersegment sales                   7,021           333             -         333        421           7,775
External sales                                     96,159        42,205             -      42,205     18,332         156,696
Adjusted EBITDA                                    61,383        15,527             -      15,527        983          77,893
Depreciation and amortization                      22,284         9,125             -       9,125      2,069          33,478
Restructuring charges (reversals)                       -        (2,057)            -      (2,057)         -          (2,057)
Voluntary employee retirement program                   -             -             -           -      2,333           2,333
Operating income (loss)                            39,099         8,459             -       8,459     (3,419)         44,139
Interest expense, net                              (1,422)                                      -     (3,803)         (5,225)
Other income (expense), net                           (95)                                    491        (26)            370
Income (loss) before income taxes                  37,582                                   8,950     (7,248)         39,284
Provision (benefit) for income
 taxes                                             14,570                                   3,965     (2,525)         16,010
Equity in income of unconsolidated entities             -                                   1,573          -           1,573
Net income (loss)                                  23,012                                   6,558     (4,723)         24,847

Six months ended June 30, 2001
------------------------------

                                                           CTSI        CTSI        Total
                                                 CT      Edge-Out    Expansion     CTSI       Other      Consolidated
                                              --------   --------    ---------   ---------   --------    ------------
Sales                                         $ 99,401   $ 35,204    $   5,576   $  40,780   $ 20,208    $    160,389
Elimination of intersegment sales                6,471        275           13         288        217           6,976
External sales                                  92,930     34,929        5,563      40,492     19,991         153,413
Adjusted EBITDA                                 58,480      7,061       (2,650)      4,411        355          63,246
Depreciation and amortization                   20,801      8,154            -       8,154      2,633          31,588
Restructuring charges (reversals)                    -          -       (3,410)     (3,410)         -          (3,410)
Operating income (loss)                         37,679     (1,093)         760        (333)    (2,278)         35,068
Interest expense, net                           (2,838)                                 (1)    (5,954)         (8,793)
Other income (expense), net                       (396)                                513        (45)             72
Income (loss) before income taxes               34,445                                 179     (8,277)         26,347
Provision (benefit) for income taxes            14,545                                 555     (2,909)         12,191
Equity in income of unconsolidated entities          -                               1,409          -           1,409
Net income (loss)                               19,900                               1,033     (5,368)         15,565

3. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT's reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,820 as of June 30, 2002 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,820 as of June 30, 2002 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In the third quarter of 2001, we implemented certain tax strategies to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against taxable income of CT. Recently, the state of Pennsylvania passed legislation that increased the time frame for the utilization of Pennsylvania tax losses that may result in an additional benefit. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. We will have continued savings as a result of these tax strategies.

5. CTE Stock Options and Restricted Stock - At June 30, 2002, we have approximately 1,632,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first six months of 2002, 253,500 options were granted, 8,437 options were canceled and 23,071 options were exercised, yielding cash proceeds of $450. As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 25,000 have been canceled. As of June 30, 2002, 65,000 shares were vested. The compensation cost recognized in 2002 was $769, in accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                           Three months ended           Six months ended
                                                June 30,                    June 30,
                                        ------------------------    -----------------------
                                            2002        2001            2002        2001
                                        -----------  -----------    -----------  ----------
Net income                              $    14,098  $     9,669    $    24,847  $   15,565
                                        ===========  ===========    ===========  ==========
Basic earnings per share:

Weighted average shares outstanding      23,374,395   23,049,794     23,363,307  22,989,850
                                        ===========  ===========    ===========  ==========
Net income per share                    $      0.60  $      0.42    $      1.06  $     0.68
                                        ===========  ===========    ===========  ==========

Diluted earnings per share:

Weighted average shares outstanding      23,374,395   23,049,794     23,363,307  22,989,850
Dilutive shares resulting from common
 stock equivalents                          316,069      422,746        320,605     461,112
                                        -----------  -----------    -----------  ----------
Weighted average shares and common
 stock equivalents outstanding           23,690,464   23,472,540     23,683,912  23,450,962
                                        ===========  ===========    ===========  ==========
Net income per share                    $      0.60  $      0.41    $      1.05  $     0.66
                                        ===========  ===========    ===========  ==========

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

Effective January 1, 2001, we adopted the provisions of SFAS 138: "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133," in accounting for our interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair value of the interest rate swaps at January 1, 2001 was ($280). The transaction adjustment of $182, net of taxes of $98, is reported as a cumulative effect-type adjustment of accumulated other comprehensive loss. In the six months ended June 30, 2002, we recorded an adjustment of ($196) (($128) net of tax) to adjust the fair value of the swaps to ($4,626). In the six months ended June 30, 2001, we recorded an adjustment of $1,176 to adjust the fair value of the swaps, of which $52 was ineffective and recognized in current earnings, and $1,124 ($731 net of tax), which was recorded in other comprehensive income.

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness.

8. Restructuring Charges (Reversals) - In December 2000, we initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three "edge-out" markets adjacent to CT's rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, CTE recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax). CTSI had completed its withdrawal from the five non-"edge-out" expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) by June 30, 2001.

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

Also included in accrued restructuring expenses were estimated incremental costs associated with financial advisory, legal and other fees of $3,500. In 2000 and 2001, $1,328 was paid with $1,600 reversed in the second quarter of 2001 as a result of favorable negotiation of commitments. In the six months ended June 30, 2002, $41 of this liability was paid and the remaining $531 was reversed in the second quarter of 2002 due to lower than anticipated legal expenses.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid. In the second quarter 2001, $1,810 associated with a canceled committed equipment purchase that was favorably negotiated was reversed. In the third quarter 2001, as a result of the sale of certain assets and the assignment of certain leases to a CLEC, we reversed $2,233 of these charges. In the fourth quarter 2001, $515 was reversed due to a favorable building lease settlement. In the six months ended June 30, 2002, $1,223 of this liability was paid. In the second quarter of 2002, $1,526 was reversed due to the elimination of liabilities associated with certain customer contracts.

We expect the majority of the remaining liabilities to be utilized in 2002. Any funding associated with the reduction of the outstanding liabilities at June 30, 2002 of $4,060 will come from cash flow from operations or existing credit facilities.

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

The key elements of the restructuring charge recorded in December 2000 were:

                                                                               Assets,
                                                Employee                       Disposal
                                              Termination       Contract      and Removal
                                                Benefits      Terminations       Costs        Other       Total
                                              -----------     ------------       -----        -----       -----
Employee termination benefits                   $2,628                                                   $ 2,628
Contract terminations and settlements                           $15,294                                   15,294
Removal and restoration costs                                                   $ 2,286                    2,286
Write-down of assets                                                             76,005                   76,005
Investment advisory and other fees                                                            $3,500       3,500
                                                ------          -------         -------       ------     -------
Total restructuring charges                     $2,628          $15,294         $78,291       $3,500     $99,713
                                                ======          =======         =======       ======     =======

Accrued restructuring expense comprises the following:

                                                      Balance               Reversal    Balance               Reversal      Balance
                                                    December 31,               of     December 31,               of         June 30,
                               Provision  Payments      2000      Payments  Provision     2001      Payments  Provision      2002
                               ---------  --------  ------------  --------  --------- ------------  --------  ---------    ---------
Employee termination benefits   $ 2,628   $(1,572)    $ 1,056     $  (962)   $   (94)    $     -     $      -   $      -   $       -
Contract terminations and
   settlements                   15,294         -      15,294      (5,150)    (3,788)      6,356       (1,223)    (1,526)      3,607
Removal and restoration costs     2,286         -       2,286      (1,063)      (770)        453            -          -         453
Investment advisory and other
   fees                           3,500      (311)      3,189      (1,017)    (1,600)        572          (41)      (531)          -
                                -------   -------     -------     -------    -------     -------     --------   --------   ---------
Total accrued restructuring
   expenses                     $23,708   $(1,883)    $21,825     $(8,192)   $(6,252)    $ 7,381     $ (1,264)  $ (2,057)  $   4,060
                                =======   =======     =======     =======    =======     =======     ========   ========   =========

We have not realized and do not anticipate any significant change to non-expansion market revenues or costs as a result of this event.

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

10. Debt - On April 6, 2001, we amended our September 15, 2000, 364-day revolving line of credit agreement with CoBank to provide for an additional $35,000 of borrowing capacity and to change other terms and conditions of the loan. In April 2002, the maturity was extended to June 2002. The amended revolving line of credit agreement with CoBank was entered into on June 4, 2002 that extended the availability of credit to June 2003.

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

Our RLEC has been operating in various rural Pennsylvania markets since 1897. As of June 30, 2002, our RLEC served over 335,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation. CTSI operates in three "edge-out" regional Pennsylvania markets that border our RLEC's markets and that we believe offer attractive market demographics such as higher population density and a higher concentration of businesses. CTSI served over 119,000 switched access lines as of June 30, 2002, which were mainly business customers. Beginning in 1998, CTSI expanded beyond its original three "edge-out" markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these "expansion" markets in order to refocus our attention on our three original "edge-out" markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

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

CTSI's revenue is derived primarily from access, local service, point-to-point circuit, Internet access, DSL and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other carriers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our "Other" business segment includes a portion of the revenue from epix(R) Internet Services and Jack Flash(R) and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for this segment consists of Internet revenue from customers within the RLEC service territory and non-CTSI customers outside the RLEC territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within the RLEC service territory. Commonwealth Communications generates revenue primarily from telecommunications projects including installation of PBX systems for business customers, cabling projects and telecommunication systems design. Commonwealth Long Distance primarily derives its revenue from long-distance customers within the RLEC operating territory.

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

Results of Operations

Quarters ended June 30, 2002 vs June 30, 2001

Our consolidated sales were $78,300 and $76,467 for the quarters ended June 30, 2002 and 2001, respectively. Contributing to the sales increase of $1,833 or 2.4% were higher sales of CT of $1,291 and higher CTSI edge-out sales of $3,230, partially offset by the loss of CTSI expansion sales of $1,740 and a decline of $948 in Other sales. CT's revenue was reduced by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue in June 2002.

Our consolidated operating income was $24,113 for the quarter ended June 30, 2002 as compared to $19,497 for the quarter ended June 30, 2001. The increase in operating income of $4,616 was primarily the result of increased consolidated sales and lower costs in providing these sales, partially offset by increased consolidated depreciation expense and a smaller positive settlement in 2002 associated with our 2000 restructuring charge.

Consolidated net income was $14,098 or $0.60 per diluted share for the quarter ended June 30, 2002 and $9,669 or $0.41 per diluted share for the quarter ended June 30, 2001. Contributing to the increase of $4,429 is the increase in operating income discussed above and a reduction in interest expense, partially offset by an increase in the provision for income taxes.

Six months ended June 30, 2002 vs June 30, 2001

Consolidated sales were $156,696 and $153,413 for the six months ended June 30, 2002 and 2001, respectively. Contributing to the sales increase of $3,283 or 2.1% were higher sales of CT of $3,229 and higher CTSI edge-out sales of $7,276, partially offset by the loss of CTSI expansion sales of $5,563 and a decline of $1,659 in Other sales. CT's revenue was reduced by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue in June 2002.

Our consolidated operating income was $44,139 for the six months ended June 30, 2002 as compared to $35,068 for the six months ended June 30, 2001. The increase in operating income of $9,071 or 25.9% was primarily the result of increased consolidated sales and lower costs in providing these sales, partially offset by increased consolidated depreciation expense, a smaller positive settlement in 2002 associated with our 2000 restructuring charge and expenses recorded in connection with the Voluntary Retirement Program that was initiated in December 2001.

Consolidated net income was $24,847 or $1.05 per diluted share for the six months ended June 30, 2002 and $15,565 or $0.66 per diluted share for the six months ended June 30, 2001. Contributing to the increase of $9,282 is the increase in operating income discussed above and a reduction in interest expense, partially offset by an increase in the provision for income taxes.

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

Pro forma data

The pro forma data presented gives effect to CTSI's exit from five expansion markets in 2001. The pro forma data is calculated by eliminating sales and identifiable direct operating expenses related to our operations in the expansion markets for the periods presented. However, the pro forma data is not necessarily indicative of the results we would have achieved had we actually completed the exit before January 2001, or of our results of future operations.

Sales:                              Quarters ended                     Six months ended
                                       June 30,                             June 30,
                            --------------------------------      -----------------------------
                                                  Pro forma                           Pro forma
                              2002       2001      2001/*/           2002     2001     2001/*/
                            -------    -------    ---------       --------  --------   --------
CT                          $47,543    $46,252    $  46,252       $ 96,159  $ 92,930   $ 92,930
                            -------    -------    ---------       --------  --------   --------
CTSI - edge-out              21,324     18,094       18,094         42,205    34,929     34,929
CTSI - expansion                  -      1,740            -              -     5,563          -
                            -------    -------    ---------       --------  --------   --------
Total CTSI                   21,324     19,834       18,094         42,205    40,492     34,929
                            -------    -------    ---------       --------  --------   --------
Other                         9,433     10,381       10,381         18,332    19,991     19,991
                            -------    -------    ---------       --------  --------   --------
Total                       $78,300    $76,467    $  74,727       $156,696  $153,413   $147,850
                            =======    =======    =========       ========  ========   ========

Operating income (loss):            Quarters ended                      Six months ended
                                       June 30,                             June 30,
                            --------------------------------      -----------------------------
                                                   Pro forma                          Pro forma
                              2002       2001      2001/*/          2002      2001     2001/*/
                            -------    -------    ---------       --------  --------  ---------
CT                          $18,918    $18,858    $  18,858       $ 39,099  $ 37,679   $ 37,679
                            -------    -------    ---------       --------  --------   --------
CTSI - edge-out               5,305         20           20          8,459    (1,093)    (1,093)
CTSI - expansion                  -      1,942            -              -       760          -
                            -------    -------    ---------       --------  --------   --------
Total CTSI                    5,305      1,962           20          8,459      (333)    (1,093)
                            -------    -------    ---------       --------  --------   --------
Other                          (110)    (1,323)      (1,323)        (3,419)   (2,278)    (2,278)
                            -------    -------    ---------       --------  --------   --------
Total                       $24,113    $19,497    $  17,555       $ 44,139  $ 35,068   $ 34,308
                            =======    =======    =========       ========  ========   ========

Adjusted EBITDA:                    Quarters ended                      Six months ended
                                       June 30,                             June 30,
                            -------------------------------       -----------------------------
                                                  Pro forma                           Pro forma
                              2002       2001     2001/*/           2002      2001     2001/*/
                            -------    -------    ---------       --------  --------   --------
CT                          $30,180    $29,342    $  29,342       $ 61,383  $ 58,480   $ 58,480
                            -------    -------    ---------       --------  --------   --------
CTSI - edge-out               7,878      4,226        4,226         15,527     7,061      7,061
CTSI - expansion                  -     (1,468)           -             -     (2,650)         -
                            -------    -------    ---------       --------  --------   --------
Total CTSI                    7,878      2,758        4,226         15,527     4,411      7,061
                            -------    -------    ---------       --------  --------   --------
Other                           503          7            7            983       355        355
                            -------    -------    ---------       --------  --------   --------
Total                       $38,561    $32,107    $  33,575       $ 77,893  $ 63,246   $ 65,896
                            =======    =======    =========       ========  ========   ========

Installed access lines:                          June 30,
                                     -----------------------------------
                                                               Pro forma
                                       2002        2001         2001/*/
                                     -------     -------       --------

CT                                   335,467     323,971        323,971
                                     -------     -------        -------
CTSI - edge-out                      119,471     105,090        105,090
CTSI - expansion                           -           -              -
                                     -------     -------        -------
Total CTSI                           119,471     105,090        105,090
                                     -------     -------        -------
Total                                454,938     429,061        429,061
                                     =======     =======        =======

* The pro forma data is calculated by eliminating sales, identifiable direct operating expenses and restructuring charges (reversals) related to our operations in the expansion markets for the periods presented.

Commonwealth Telephone Company

Sales were $47,543 and $46,252 for the quarters ended June 30, 2002 and 2001, respectively. The sales increase of $1,291 or 2.8% is primarily due to higher access, enhanced services and local service revenues resulting from an increase in installed access lines of 11,496 or 3.5%. CT's successful marketing of residential additional lines and sales of business lines contributed to the access line growth. Residential additional line penetration was approximately 40% at June 30, 2002 as compared to approximately 37% at June 30, 2001. The 2002 revenue was reduced by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue.

CT's sales were $96,159 and $92,930 for the six months ended June 30, 2002 and 2001, respectively. The sales increase of $3,229 or 3.5% is primarily due to higher access, enhanced services and local service revenues resulting from an increase in installed access lines, partially offset by the $2,000 charge related to WorldCom receivables.

Interstate access revenue increased $1,651 and $2,935 for the three and six months ended June 30, 2002, versus the comparable period of 2001, resulting from an increase in the NECA average schedule formulas in July 2001, growth in access lines and an increase in minutes of use.

State access revenue increased $1,288 and $2,343 for the three and six months ended June 30, 2002 as compared to the comparable period of 2001, primarily a result of an increase in minutes and access line growth.

Local service revenue increased $270 and $561 for the three and six months ended June 30, 2002, as compared to the same period last year, primarily as a result of the increase in access lines and a rate increase in May 2002.

Enhanced services revenue increased $349 and $666 for the three and six months ended June 30, 2002 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other custom calling sales.

IntraLATA toll revenue decreased $382 and $804 for the three and six months ended June 30, 2002 as compared to the comparable period of 2001, primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT's territory. We expect this trend to continue.

Costs and expenses excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) for the quarter ended June 30, 2002 were $17,063 as compared to $16,610 for the quarter ended June 30, 2001. Contributing to the increase of $453 or 2.7% are higher payroll costs resulting from annual salary increases and performance-based incentives and higher expenses for additional advertising partially offset by favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

For the six months ended June 30, 2002, costs and expenses excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $34,176 as compared to $33,850 for the six months ended June 30, 2001. Contributing to the increase of $326 or 1.0% are higher payroll costs resulting from annual salary increases and performance-based incentives. Also contributing to the increase are higher expenses for additional advertising, partially offset by favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state and lower expenses associated with fewer business system sales.

CTSI

CTSI sales were $21,324 (edge-out $21,324; expansion $0) for the quarter ended June 30, 2002 as compared to $19,834 (edge-out $18,094; expansion $1,740) for the same period in 2001. The increase of $3,230 or 17.9% in the edge-out markets primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue is in part the result of an increase in installed access lines. At June 30, 2002, CTSI edge-out markets had 119,471 installed access lines versus 105,090 edge-out market installed access lines at June 30, 2001, an increase of 14,381 or 13.7%. Also contributing to the increase in revenue was an increase in Internet service provider ("ISP")-related traffic. For the quarter ended June 30, 2002, CTSI recorded approximately $2,881 or 13.5% of its edge-out market revenues from revenue associated with ISP traffic, as compared to $2,459 or 13.6% for the same period last year. Regulatory developments during 2001 are expected to adversely affect CTSI's revenues in future periods. See "Legislative and Regulatory Developments." The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system.

CTSI sales were $42,205 (edge-out $42,205; expansion $0) for the six months ended June 30, 2002 as compared to $40,492 (edge-out $34,929; expansion $5,563) for the same period in 2001. The increase of $7,276 or 20.8% in the edge-out markets primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue is in part the result of an increase in installed access lines of 14,381 in the edge-out markets for the period and increased ISP traffic. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $1,647 in point-to-point circuit revenue. For the six months ended June 30, 2002, CTSI recorded approximately $5,974 or 14.2% of its edge-out market revenues from revenue associated with ISP traffic, as compared to $4,304 or 12.3% for the same period last year.

Costs and expenses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $13,347 (edge-out $13,347; expansion $0) and $16,977 (edge-out $13,769;
expansion $3,208) for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, costs and expenses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $26,480 (edge-out $26,480; expansion $0) as compared to $35,883 (edge-out $27,670; expansion $8,213) for the six months ended June 30, 2001. Contributing to the decrease in expenses for the edge-out markets are a lower effective monthly rate for leased loops, reduced bad debt expense due to improved collection efforts and a reduction in terminating access charges from independent local exchange carriers. These lower expenses were partially offset by additional circuit rental expense, higher management information systems charges and increased payroll costs resulting from annual salary increases and performance-based incentives. The decline in the expenses of the expansion markets is due to our exit from those markets.

Other

Sales of our support businesses were $9,433 and $10,381 for the quarters ended June 30, 2002 and 2001, respectively. The decline of $948 or 9.1% is due primarily to a decline in CC and CLD sales, offset by an increase in Jack Flash sales.

CC sales decreased $563 or 12.2% primarily due to a decrease in premises distribution system (cabling projects) and business systems upgrades sales. CLD sales declined $406 or 25.2% as a result of customers switching to alternate long-distance providers due to CLD's above-average long-distance rates. epix sales decreased $195 or 5.3% due to a decrease in dial-up subscribers. At June 30, 2002, Jack Flash had 8,511 installed DSL subscribers as compared to 5,616 at June 30, 2001, contributing to its increase in revenue of $216.

For the six months ended June 30, 2002, sales of our support businesses were $18,332 as compared to $19,991 for the six months ended June 30, 2001. The decline of $1,659 or 8.3% is due primarily to a decline in CC sales of $1,002 or 11.8%, decreased CLD sales of $899 or 26.9% and decreased epix sales of $201 or 2.8%, offset by an increase in Jack Flash sales of $443.

Costs and expenses of our support businesses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $9,029 and $10,473 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, costs and expenses of our support businesses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $17,547 as compared to $19,834 for the six months ended June 30, 2001.

CC costs and expenses decreased $565 and $890 for the three and six months ended June 30, 2002, as compared to the same periods last year, due primarily to the decrease in sales. CLD costs and expenses decreased $624 and $893 for the three and six months ended June 30, 2002, as compared to the same periods last year, due primarily to the decrease in sales. epix expenses decreased $292 and $725 for the three and six months ended June 30, 2002, in comparison to the same periods last year due to lower transport costs and a reduction in headcount. DSL costs decreased $306 and $784 for the three and six months ended June 30, 2002, as compared to the same periods last year, due to lower advertising costs and a reduction in the number of people focused on Jack Flash.

Adjusted EBITDA

Consolidated adjusted EBITDA was $38,561 and $32,107 for the quarters ended June 30, 2002 and 2001, respectively. The increase of $6,454 or 20.1% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. The adjusted EBITDA for the three months ended June 2001 includes losses in the CTSI expansion markets of $1,468. Consolidated adjusted EBITDA was $77,893 and $63,246 for the six months ended June 30, 2002 and 2001, respectively. The increase of $14,647 or 23.2% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. The adjusted EBITDA for the six months ended June 2001 includes losses in the CTSI expansion markets of $2,650.

Depreciation and amortization

Consolidated depreciation and amortization increased $485 or 3.0% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. For the six months ended June 30, 2002, depreciation and amortization increased $1,890 or 6.0%. The increase for the three and six month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2001 and 2002.

Voluntary Employee Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program ("VRP"). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and, therefore, nearly 80% of the cost is non-cash to the Company. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 relate to medical insurance and other program expenses. As a result of the VRP, we reduced our headcount by 103 employees, or approximately 7% of our overall workforce. The results of this program allowed us to achieve increased efficiency and reduced costs.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on CTE's revolving credit facility and amortization of debt issuance costs. We used interest rate swaps on $105,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,248 and $4,752 for the quarters ended June 30, 2002 and 2001, respectively; this represents a decrease of $1,504 or 31.6% from the comparable period of 2001. Consolidated interest expense was $6,597 and $10,358 for the six months ended June 30, 2002 and 2001, respectively; this represents a decrease of $3,761 or 36.3% from the comparable period of 2001. The decrease in interest expense is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT's mortgage note payable to CoBank decreased as a result of scheduled principal payments.

Income taxes

Our effective income tax rates were 38.9% and 42.0% for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, our effective income tax rates were 39.2% and 43.9%, respectively. In July of 2001, we implemented certain tax strategies to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

Liquidity and capital resources:

                                                 June 30,     December 31,
                                                   2002           2001
                                                 --------       --------

Cash and temporary cash investments              $ 23,471       $ 27,298
Working capital deficit                          $(61,065)      $(73,103)
Long-term debt (including current maturities
 and notes payable)                              $190,815       $225,319

                                                 Six months ended June 30,
                                                   2002           2001
                                                 --------       --------

Net cash provided by operating activities        $ 52,103       $ 39,440
Investing activities:
Additions to property, plant and equipment       $(23,555)      $(29,297)

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $175,000 at June 30, 2002 and $105,000 at June 30, 2001.

                                          June 30, 2002         June 30, 2001
                                       -------------------   -------------------
                                       Balance   Available   Balance   Available
                                       --------  ---------   --------  ---------
Revolving credit facility              $ 65,000  $ 175,000   $135,000  $ 105,000
Credit agreement - CoBank                60,815          -     69,824          -
Revolving line of credit - CoBank        65,000          -     65,000          -
                                       --------  ---------   --------  ---------
Total                                  $190,815  $ 175,000   $269,824  $ 105,000
                                       ========  =========   ========  =========


Cash and temporary cash investments were $23,471 at June 30, 2002 as compared to $27,298 at December 31, 2001. Our working capital ratio was 0.63 to 1 at June 30, 2002 as compared to 0.60 to 1 at December 31, 2001. The net increase is due to increased liquidity provided by operations and reductions in capital spending.

For the six months ended June 30, 2002, our net cash provided by operating activities was $52,103 comprised of net income of $24,847, non-cash depreciation and amortization of $33,478 and other non-cash items and working capital changes resulting in a reduction of $6,222. Net cash used in investing activities of $21,810 consisted primarily of additions to property, plant and equipment of $23,555, partially offset by proceeds on retired assets. Net cash used in financing activities of $34,120 consisted primarily of the net redemption of debt of $34,505, partially offset by proceeds of stock option exercises of $450.

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

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. As amended in June 2002, the revolving line of credit agreement provides for the availability of credit to June 2003.

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

Level 3 maintains certain rights to register its shares for resale and has stated publicly that it would consider monetizing certain of its non-core assets, including its holdings in public companies such as our company.

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

The Public Utility Commission is currently considering intrastate access reform for independent local exchange carriers in Pennsylvania. At this time, we are unable to predict the outcome of these developments on our results of operations or financial condition.

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

Our RLEC is subject to the jurisdiction of the Federal Communications Commission, or FCC, with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country, including the provision of access to local telephone networks for the origination or termination of such communications. Prices for our RLEC's interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 31.8% of our RLEC's 2002 revenues, are regulated by the FCC based on "average schedule" formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of our RLEC from them, could result in a significant revenue loss. However, removal of our RLEC from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment.

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

CTSI

The Pennsylvania Public Utility Commission exercises jurisdiction over intrastate service, including basic local exchange service, intrastate access services and intraLATA toll services. Under the Public Utility Commission's current practices, CTSI's rates and services are generally subject to much less regulatory scrutiny than those of the RLEC in its markets. Additionally, municipalities and other local government agencies may oversee CTSI's access to public rights-of-way.

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

In April 2001, the FCC released an order adopting new rules limiting the right of competitive local exchange carriers to collect reciprocal compensation on local telephone calls that terminate to Internet service providers. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable by other local telephone companies to our RLEC edge-out operation on calls to Internet service providers will generally be limited to $0.0015 per minute for the first six months after the rules took effect, $0.0010 per minute for the next eighteen months and $0.0007 per minute thereafter. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be traffic to Internet service providers, although either CTSI or the other telephone company may attempt to rebut this presumption and show a different level of Internet traffic. In addition, the number of minutes on which compensation is payable is limited by a formula based upon the number of compensable minutes exchanged in the first quarter of 2001. The rates under the new rules are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $0.0028 per minute. For the six months ended June 30, 2002, CTSI recorded approximately $5,974 or 14.2% of its edge-out revenues from revenue for calls terminated to Internet service providers. This compares to $4,304 or 12.3% for the corresponding period in the prior year.

On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the FCC's order on reciprocal compensation for Internet traffic on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the order and thus the current compensatory scheme will remain in effect pending the remand. However, should the FCC fail to satisfy the Court's demand for adequate statutory authority, the FCC's order would be vacated. The effect of such a vacation on CTSI's operations is currently unknown.

Also in April 2001, the FCC released a separate order adopting new rules to limit the access charges of non-dominant providers. Under these rules which took effect on June 20, 2001, competitive carriers are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's previous interstate access charges were as high as 4.5 cents per minute). After one year, this rate ceiling will be reduced to 1.8 cents and after two years to
1.2 cents per minute. After three years, CTSI will be required to charge rates no higher than the incumbent local exchange carrier (in our case, Verizon, which we expect will charge rates of approximately 0.45 cents per minute by 2004 as a result of an FCC plan requiring regional Bell operating companies to reduce their rates to this level). For the six months ended June 30, 2002, interstate access revenue accounted for approximately 5.7% of CTSI's "edge-out" market revenue. This decision will result in substantial reductions in CTSI's billed access charges.

On June 14, 2002 the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's October 2001 Declaratory Ruling finding that interexchange carriers ("IXCs") must complete calls to and from customers of competitive local exchange carriers ("CLECs") that charge presumptively reasonable rates for interstate switched access service. This decision has created uncertainty concerning when IXCs may lawfully, if ever, decline to pay CLEC access charges while receiving CLEC access services. CTSI currently has agreements with two of the three largest IXCs for the termination of its calls. However, it has no such agreements with other IXCs and therefore the Court of Appeals' decision raises questions relating to these carriers' obligations to accept CTSI traffic. In addition, the Court's decision may lead to an invalidation of the CLEC Benchmark Access Charge Order by the D.C. Circuit on the same grounds (see above).

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision remanding certain elements of the FCC's Local Competition Order relating to the provisioning of unbundled network elements ("UNEs") provided by incumbent local telephone companies to competitors such as CTSI. The FCC has requested that the full D.C. Court of Appeals rehear the case in light of the recent United States Supreme Court decision dealing with the FCC's UNE pricing regulation. However, should this decision stand, it could affect CTSI's access to unbundled network elements which are necessary to provide service to certain of its customers. Further decisions by the FCC may have a material effect on CTSI's costs and profitability.

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


PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders was held on May 8, 2002. Matters submitted to our shareholders included:

1) The election of the following Class III Directors to serve for a term of three (3) years:

             Nominee                       For          Withheld
             -------                       ---------------------
             James Q. Crowe                46,163,272    273,770
             Michael A. Adams              46,163,272    273,770
             Stuart E. Graham              46,163,272    273,770
             Richard R. Jaros              46,163,272    273,770
             Timothy J. Stoklosa           46,163,272    273,770

             Additional Directors whose term of office as a Director continued after the meeting included:

             David C. McCourt
             Daniel E. Knowles
             Walter Scott, Jr.
             David C. Mitchell
             Michael J. Mahoney
             Frank M. Henry
             Eugene Roth, Esq.
             John J. Whyte

2) The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2002.

                        For             Against         Abstain
                        ---------------------------------------
                        45,757,041      663,157          16,844

3)          The approval of amendments to our Equity Incentive Plan.

                        For             Against         Abstain
                        ---------------------------------------
                        41,272,595      5,095,657        68,790

4)          The approval of our updated Bonus Plan.

                        For             Against         Abstain
                        ---------------------------------------
                        44,129,233     2,216,288        91,521


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 (4) Instruments defining the rights of security holders, including indentures

                      (a) Second amended and restated line of credit agreement
                          dated as of June 4, 2002 by and between Commonwealth Telephone Company as borrower and CoBank, ACB.

                (10)  Material Contracts

                      (a) Amended CTE 1996 Equity Incentive Plan dated as of May
                          15, 2002.

                      (b) Commonwealth Telephone Enterprises, Inc. Bonus Plan.

                (99)  Additional Exhibits

                      (a) Registrant's certification of periodic report.

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

                                                                      Fair value      Fair value
     (thousands of dollars)                                            assuming        assuming
                                          Carrying                    +100 basis      -100 basis
     As of June 30, 2002                   amount      Fair value     point shift     point shift
     ----------------------------------------------------------------------------------------------
     Long-term debt and notes payable:
        Fixed                            $  30,794     $  32,530       $  32,446       $  32,615
        Variable                         $ 160,021     $ 160,021       $ 158,181       $ 161,899

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

(thousands of dollars)
                                                              Approximate
                       Maturity                Notional    fair value as of
                       date       Fixed rate    amount       June 30, 2002
                       -------------------------------------------------------

Variable to fixed:

Hedge 3                2004/(a)/   5.78%       $20,000          $(1,072)
Hedge 4                2002/(b)/   6.13%       $15,000          $  (953)
Hedge 5                2002        6.36%       $15,000          $  (171)
Hedge 6                2006        5.40%       $35,000          $(1,898)
Hedge 7                2003        4.75%       $20,000          $  (532)


/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extendible to 2004 at the option of the counterparty.

Two of our interest rate swaps matured in the second quarter 2002, and were not renewed. Additionally, two interest rate swaps are maturing in the third quarter 2002. One swap contains an option to extend, and we believe the counterparty will invoke this option. We will analyze market conditions as the maturity date approaches.

As of August 14, 2002, we had no other material exposure to market risk.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002    Commonwealth Telephone Enterprises, Inc.


                             /s/ Donald P. Cawley
                             --------------------
                             Donald P. Cawley
                             Senior Vice President and
                             Chief Accounting Officer
                             (Principal Financial Officer and
                              Principal Accounting Officer)