Form 10-Q
period 2002-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2002-11-14
CIK 310433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from               to
                                -------------    -------------

Commission file number 0-11053

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2093008
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

YES [X] NO [ ]

As of September 30, 2002 there were 21,440,288 shares of the registrant's common stock, $1.00 par value per share, outstanding and 2,043,876 shares of the registrant's Class B common stock, $1.00 par value per share, outstanding.

                    COMMONWEALTH TELEPHONE ENTERPRISES, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations and Comprehensive Income
             Three and Nine Months ended September 30, 2002 and 2001

             Condensed Consolidated Balance Sheets
             September 30, 2002 and December 31, 2001

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.      Controls and Procedures

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

Item 7(a).   Quantitative and Qualitative Disclosures about Market Risk

             SIGNATURES

             CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                              -------------------------   -------------------------
                                                 2002          2001          2002          2001
                                              -----------   -----------   -----------   -----------
Sales                                         $    80,304   $    76,223   $   237,000   $   229,636
Costs and expenses, excluding other
   operating expenses itemized below               39,223        39,681       117,426       129,248
Management fees, related party                        300           300           900           900
Depreciation and amortization                      17,128        16,377        50,606        47,965
Restructuring charges (reversals)                      --        (5,268)       (2,057)       (8,678)
Voluntary employee retirement program                  --            --         2,333            --
                                              -----------   -----------   -----------   -----------

Operating income                                   23,653        25,133        67,792        60,201
Interest and dividend income                          387           655         1,759         2,220
Interest expense                                   (2,797)       (4,298)       (9,394)      (14,656)
Other income (expense), net                          (363)          262             7           334
                                              -----------   -----------   -----------   -----------

Income before income taxes                         20,880        21,752        60,164        48,099
Provision for income taxes                          7,176         3,968        23,186        16,159
                                              -----------   -----------   -----------   -----------

Income before equity in unconsolidated
   entities                                        13,704        17,784        36,978        31,940
Equity in income of unconsolidated entities           131           200         1,704         1,609
                                              -----------   -----------   -----------   -----------

Net income                                    $    13,835   $    17,984   $    38,682   $    33,549

Cumulative effect of accounting change for
   derivative instruments, net of tax                  --            --            --          (182)

Unrealized gain (loss) on derivative
   instruments, net of tax                         (1,271)       (2,574)       (1,399)       (3,305)
                                              -----------   -----------   -----------   -----------
Comprehensive net income                      $    12,564   $    15,410   $    37,283   $    30,062
                                              ===========   ===========   ===========   ===========

Basic earnings per share:
   Net income                                 $      0.59   $      0.77   $      1.65   $      1.45
                                              ===========   ===========   ===========   ===========

Weighted average shares outstanding            23,414,836    23,307,195    23,380,673    23,096,803

Diluted earnings per share:
   Net income                                 $      0.58   $      0.76   $      1.63   $      1.43
                                              ===========   ===========   ===========   ===========

Weighted average shares and common
   stock equivalents outstanding               23,664,137    23,679,606    23,676,699    23,523,206

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                               2002            2001
                                                           -------------   ------------
ASSETS
Current assets:
   Cash and temporary cash investments                       $  34,537      $  27,298
   Accounts receivable and unbilled revenues, net of
      reserve for doubtful accounts of $5,561 at
      September 30, 2002 and $3,047 at December 31, 2001        48,652         49,849
   Other current assets                                         30,815         32,509
                                                             ---------      ---------

Total current assets                                           114,004        109,656

Property, plant and equipment, net of accumulated
   depreciation of $416,438 at September 30, 2002 and
   $381,888 at December 31, 2001                               413,706        428,916
Investments                                                     10,890          9,428
Deferred charges and other assets                               13,488         15,676
Unamortized debt issuance costs                                    681            928
                                                             ---------      ---------
Total assets                                                 $ 552,769      $ 564,604
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                      $   9,010      $   9,010
   Notes payable                                                65,000         65,000
   Accounts payable                                             29,352         41,961
   Accrued restructuring expenses                                3,992          7,381
   Accrued expenses                                             50,760         51,993
   Accrued income taxes                                            109             --
   Other current liabilities                                     5,436          5,258
   Deferred income taxes - current                               2,217          2,156
                                                             ---------      ---------

Total current liabilities                                      165,876        182,759

Long-term debt                                                 104,552        151,309
Deferred income taxes                                           46,384         33,779
Other liabilities                                               31,301         31,241
Common shareholders' equity:
   Common stock                                                 27,306         27,265
   Additional paid-in capital                                  256,690        255,570
   Deferred compensation                                        (3,610)        (4,306)
   Accumulated other comprehensive loss                         (4,278)        (2,879)
   Retained earnings                                            59,527         20,845
   Treasury stock at cost, 3,821,883 shares at September
      30, 2002 and December 31, 2001                          (130,979)      (130,979)
                                                             ---------      ---------

Total common shareholders' equity                              204,656        165,516
                                                             ---------      ---------
Total liabilities and shareholders' equity                   $ 552,769      $ 564,604
                                                             =========      =========

See accompanying notes to Condensed Consolidated Financial Statements.

            COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                     -------------------
                                                       2002       2001
                                                     --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 88,538   $ 69,117

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant & equipment           (35,830)   (46,501)
   Other                                                  681      2,109
                                                     --------   --------

 Net cash used in investing activities                (35,149)   (44,392)
                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Redemption of long-term debt                       (46,757)   (71,757)
   Issuance of short-term debt                             --     65,000
   Redemption of short-term debt                           --    (30,000)
   Proceeds from exercise of stock options                705      7,014
   Capital lease obligation                               (98)       318
   Other                                                   --        320
                                                     --------   --------

   Net cash used in financing activities              (46,150)   (29,105)
                                                     --------   --------

   Net increase (decrease) in cash and
      temporary cash investments                        7,239     (4,380)
                                                     --------   --------

Cash and temporary cash investments
   at beginning of year                                27,298     37,046
                                                     --------   --------

Cash and temporary cash investments at
   September 30,                                     $ 34,537   $ 32,666
                                                     ========   ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

   Interest                                          $  9,606   $ 14,067
                                                     ========   ========

   Income taxes                                      $  9,291   $  6,243
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

We have expanded certain financial information of CTSI to distinguish between the three ongoing edge-out markets and the five exited expansion markets which are included in our restructuring (see Note 8).

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

Financial information by business segment is as follows:

Three months ended September 30, 2002
-------------------------------------

                                                          CTSI       CTSI       Total
                                                CT      Edge-Out   Expansion     CTSI     Other    Consolidated
                                              -------   --------   ---------   -------   -------   ------------
Sales                                         $54,458    $21,068      $--      $21,068   $ 8,910      $84,436
Elimination of intersegment sales               3,741        172       --          172       219        4,132
External sales                                 50,717     20,896       --       20,896     8,691       80,304
Adjusted EBITDA                                32,994      6,928       --        6,928       859       40,781
Depreciation and amortization                  11,469      4,736       --        4,736       923       17,128
Restructuring charges (reversals)                  --         --       --           --        --           --
Operating income (loss)                        21,525      2,192       --        2,192       (64)      23,653
Interest expense, net                            (895)                              --    (1,515)      (2,410)
Other income (expense), net                      (108)                            (169)      (86)        (363)
Income (loss) before income taxes              20,522                            2,023    (1,665)      20,880
Provision (benefit) for income taxes            7,600                              191      (615)       7,176
Equity in income of unconsolidated entities        --                              131        --          131
Net income (loss)                              12,922                            1,963    (1,050)      13,835

Three months ended September 30, 2001
-------------------------------------

                                                          CTSI       CTSI       Total
                                                CT      Edge-Out   Expansion     CTSI     Other    Consolidated
                                              -------   --------   ---------   -------   -------   ------------
Sales                                         $50,748    $19,047    $    --    $19,047   $10,173      $79,968
Elimination of intersegment sales               3,308        158         --        158       279        3,745
External sales                                 47,440     18,889         --     18,889     9,894       76,223
Adjusted EBITDA                                30,761      5,737         --      5,737      (256)      36,242
Depreciation and amortization                  10,583      4,384         --      4,384     1,410       16,377
Restructuring charges (reversals)                  --         --     (5,268)    (5,268)       --       (5,268)
Operating income (loss)                        20,178      1,353      5,268      6,621    (1,666)      25,133
Interest expense, net                          (1,335)                              --    (2,308)      (3,643)
Other income (expense), net                       256                              (40)       46          262
Income (loss) before income taxes              19,099                            6,581    (3,928)      21,752
Provision (benefit) for income taxes            4,768                              354    (1,154)       3,968
Equity in income of unconsolidated entities        --                              200        --          200
Net income (loss)                              14,331                            6,427    (2,774)      17,984

Nine months ended September 30, 2002
------------------------------------

                                                           CTSI       CTSI       Total
                                                 CT      Edge-Out   Expansion     CTSI     Other    Consolidated
                                              --------   --------   ---------   -------   -------   ------------
Sales                                         $157,638    $63,606    $    --    $63,606   $27,663     $248,907
Elimination of intersegment sales               10,762        505         --        505       640       11,907
External sales                                 146,876     63,101         --     63,101    27,023      237,000
Adjusted EBITDA                                 94,377     22,455         --     22,455     1,842      118,674
Depreciation and amortization                   33,753     13,861         --     13,861     2,992       50,606
Restructuring charges (reversals)                   --                (2,057)    (2,057)       --       (2,057)
Voluntary employee retirement program               --         --         --         --     2,333        2,333
Operating income (loss)                         60,624      8,594      2,057     10,651    (3,483)      67,792
Interest expense, net                           (2,317)                              --    (5,318)      (7,635)
Other income (expense), net                       (203)                             322      (112)           7
Income (loss) before income taxes               58,104                           10,973    (8,913)      60,164
Provision (benefit) for income taxes            22,170                            4,156    (3,140)      23,186
Equity in income of unconsolidated entities         --                            1,704        --        1,704
Net income (loss)                               35,934                            8,521    (5,773)      38,682

Nine months ended September 30, 2001
------------------------------------

                                                           CTSI       CTSI       Total
                                                 CT      Edge-Out   Expansion     CTSI     Other     Consolidated
                                              --------   --------   ---------   -------   --------   ------------
Sales                                         $150,149   $54,251     $ 5,576    $59,827   $ 30,381     $240,357
Elimination of intersegment sales                9,779       433          13        446        496       10,721
External sales                                 140,370    53,818       5,563     59,381     29,885      229,636
Adjusted EBITDA                                 89,241    12,798      (2,650)    10,148         99       99,488
Depreciation and amortization                   31,384    12,538          --     12,538      4,043       47,965
Restructuring charges (reversals)                   --        --      (8,678)    (8,678)        --       (8,678)
Operating income (loss)                         57,857       260       6,028      6,288     (3,944)      60,201
Interest expense, net                           (4,173)                              (1)    (8,262)     (12,436)
Other income (expense), net                       (140)                             473          1          334
Income (loss) before income taxes               53,544                            6,760    (12,205)      48,099
Provision (benefit) for income taxes            19,313                              909     (4,063)      16,159
Equity in income of unconsolidated entities         --                            1,609         --        1,609
Net income (loss)                               34,231                            7,460     (8,142)      33,549

3. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT's interstate access charges are subject to a pooling process with the National Exchange Carrier Association ("NECA"). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT's reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,821 as of September 30, 2002 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,821 as of September 30, 2002 in other assets representing the unamortized portion of installation costs.

4. Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In the third quarter of 2001, we implemented certain tax strategies to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against state taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. We will have continued savings as a result of these tax strategies. The state of Pennsylvania passed legislation effective July 1, 2002, that increased the time frame from 10 years to 20 years for the utilization of Pennsylvania tax losses that resulted in an additional tax benefit for the three and nine months ended September 30, 2002.

5. CTE Stock Options and Restricted Stock - At September 30, 2002, we have approximately 1,617,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first nine months of 2002, 253,500 options were granted, 8,937 options were canceled and 37,918 options were exercised, yielding cash proceeds of $705. As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 25,000 have been canceled. As of September 30, 2002, 65,000 shares were vested. The compensation cost related to restricted stock recognized in 2002 was $1,153, in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," as clarified by Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" as issued by the FASB.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                           Three months ended           Nine months ended
                                              September 30,               September 30,
                                        -------------------------   -------------------------
                                           2002          2001          2002          2001
                                        -----------   -----------   -----------   -----------
Net income                              $    13,835   $    17,984   $    38,682   $    33,549
                                        ===========   ===========   ===========   ===========
Basic earnings per share:

Weighted average shares outstanding      23,414,836    23,307,195    23,380,673    23,096,803
                                        ===========   ===========   ===========   ===========
Net income per share                    $      0.59   $      0.77   $      1.65   $      1.45
                                        ===========   ===========   ===========   ===========

Diluted earnings per share:

Weighted average shares outstanding      23,414,836    23,307,195    23,380,673    23,096,803
Dilutive shares resulting from common
   stock equivalents                        249,301       372,411       296,026       426,403
                                        -----------   -----------   -----------   -----------
Weighted average shares and common
   stock equivalents outstanding         23,664,137    23,679,606    23,676,699    23,523,206
                                        ===========   ===========   ===========   ===========
Net income per share                    $      0.58   $      0.76   $      1.63   $      1.43
                                        ===========   ===========   ===========   ===========

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

Effective January 1, 2001, we adopted the provisions of SFAS 138: "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133," in accounting for our interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair value of the interest rate swaps at January 1, 2001 was ($280). The transaction adjustment of $182, net of taxes of $98, is reported as a cumulative effect-type adjustment of accumulated other comprehensive loss. In the nine months ended September 30, 2002, we recorded an adjustment of ($2,152) (($1,399) net of tax) to adjust the fair value of the swaps to ($6,582). In the nine months ended September 30, 2001, we recorded an adjustment of ($5,101) to adjust the fair value of the swaps, of which ($17) was ineffective and recognized in current earnings, and ($5,084) (($3,305) net of tax), which was recorded in other comprehensive income.

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

Also included in accrued restructuring expenses were estimated incremental costs associated with financial advisory, legal and other fees of $3,500. In 2000 and 2001, $1,328 was paid with $1,600 reversed in the second quarter of 2001 as a result of favorable negotiation of commitments. In the nine months ended September 30, 2002, $41 of this liability was paid and the remaining $531 was reversed in the second quarter of 2002 due to lower than anticipated legal expenses.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid. In the second quarter 2001, $1,810 associated with a canceled committed equipment purchase that was favorably negotiated was reversed. In the third quarter 2001, as a result of the sale of certain assets and the assignment of certain leases to a CLEC, we reversed $2,233 of these charges. In the fourth quarter 2001, $515 was reversed due to a favorable building lease settlement. In the nine months ended September 30, 2002, $1,291 of this liability was paid. In the second quarter of 2002, $1,526 was reversed due to the elimination of liabilities associated with certain customer contracts.

We continue to evaluate and update our estimation of the remaining liabilities.

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

The key elements of the restructuring charge recorded in December 2000 were:

                                                                       Assets,
                                         Employee                      Disposal
                                        Termination     Contract     and Removal
                                         Benefits     Terminations      Costs      Other     Total
                                        -----------   ------------   -----------   ------   -------
Employee termination benefits              $2,628                                           $ 2,628
Contract terminations and settlements                    $15,294                             15,294
Removal and restoration costs                                          $ 2,286                2,286
Write-down of assets                                                    76,005               76,005
Investment advisory and other fees                                                 $3,500     3,500
                                           ------        -------       -------     ------   -------
Total restructuring charges                $2,628        $15,294       $78,291     $3,500   $99,713
                                           ======        =======       =======     ======   =======

Accrued restructuring expense comprises the following:


                                                     Balance              Reversal     Balance               Reversal     Balance
                                                   December 31,              of      December 31,              of      September 30,
                               Provision Payments      2000     Payments  Provision      2001     Payments  Provision      2002
                               --------- --------  ------------ --------  ---------  ------------ --------  ---------  -------------
Employee termination benefits   $ 2,628   $(1,572)    $ 1,056    $  (962)  $   (94)     $   --     $    --   $    --       $   --
Contract terminations and
   settlements                   15,294        --      15,294     (5,150)   (3,788)      6,356      (1,291)   (1,526)       3,539
Removal and restoration costs     2,286        --       2,286     (1,063)     (770)        453          --        --          453
Investment advisory and other
   fees                           3,500      (311)      3,189     (1,017)   (1,600)        572         (41)     (531)          --
                                -------   -------     -------    -------   -------      ------     -------   -------       ------
Total accrued restructuring
   expenses                     $23,708   $(1,883)    $21,825    $(8,192)  $(6,252)     $7,381     $(1,332)  $(2,057)      $3,992
                                =======   =======     =======    =======   =======      ======     =======   =======       ======

We have not realized and do not anticipate any significant change to non-expansion market revenues or costs as a result of this event.

9. Voluntary Retirement Program - On December 12, 2001, we initiated a Voluntary Retirement Program ("VRP"). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and, therefore, nearly 80% of the cost is non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 of which $4,120 represents non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 relate to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 relate to medical insurance and other program expenses.

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

Our RLEC has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2002, our RLEC served over 337,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation. CTSI operates in three "edge-out" regional Pennsylvania markets that border our RLEC's markets and that we believe offer attractive market demographics such as higher population density and a higher concentration of businesses. CTSI served over 123,000 switched access lines as of September 30, 2002, which were mainly business customers. Beginning in 1998, CTSI expanded beyond its original three "edge-out" markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these "expansion" markets in order to refocus our attention on our three original "edge-out" markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

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

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from Sprint and Verizon. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

Capital Expenditures

We incur line-related capital expenditures associated with access line growth, maintenance expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in our RLEC and RLEC edge-out territories. Capital expenditures associated with access line growth are success-based and therefore result in incremental revenue.

Results of Operations

Three months ended September 30, 2002 vs September 30, 2001

Our consolidated sales were $80,304 and $76,223 for the three months ended September 30, 2002 and 2001, respectively. Contributing to the sales increase of $4,081 or 5.4% were higher sales of CT of $3,277 and higher CTSI edge-out sales of $2,007, partially offset by a decline of $1,203 in Other sales.

Our consolidated operating income was $23,653 for the three months ended September 30, 2002 as compared to $25,133 for the three months ended September 30, 2001. The decrease in operating income of $1,480 was primarily the result of a $5,268 reversal of certain restructuring expenses in 2001 associated with our 2000 restructuring charge and increased consolidated depreciation expense, partially offset by increased consolidated sales and lower costs in providing these sales.

Consolidated net income was $13,835 or $0.58 per diluted share for the three months ended September 30, 2002 and $17,984 or $0.76 per diluted share for the three months ended September 30, 2001. Contributing to the decrease of $4,149 is the decrease in operating income discussed above, an increase in the provision for income taxes and an increase in other expense, partially offset by a reduction in interest expense.

Nine months ended September 30, 2002 vs September 30, 2001

Consolidated sales were $237,000 and $229,636 for the nine months ended September 30, 2002 and 2001, respectively. Contributing to the sales increase of $7,364 or 3.2% were higher sales of CT of $6,506 and higher CTSI edge-out sales of $9,283, partially offset by the loss of CTSI expansion sales of $5,563 and a decline of $2,862 in Other sales. CT's revenue was reduced by a $2,000 charge in the second quarter of 2002 related to WorldCom receivables that was recorded as contra-revenue.

Our consolidated operating income was $67,792 for the nine months ended September 30, 2002 as compared to $60,201 for the nine months ended September 30, 2001. The increase in operating income of $7,591 or 12.6% was primarily the result of increased consolidated sales and lower costs in providing these sales, partially offset by a smaller positive settlement in 2002 associated with our 2000 restructuring charge, increased consolidated depreciation expense and expenses recorded in connection with the Voluntary Retirement Program that was initiated in December 2001.

Consolidated net income was $38,682 or $1.63 per diluted share for the nine months ended September 30, 2002 and $33,549 or $1.43 per diluted share for the nine months ended September 30, 2001. Contributing to the increase of $5,133 is the increase in operating income discussed above and a reduction in interest expense, partially offset by an increase in the provision for income taxes.

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

Sales:

                        Three months ended                Nine months ended
                           September 30,                    September 30,
                   -----------------------------   -------------------------------
                                       Pro forma                         Pro forma
                    2002      2001      2001/*/      2002       2001      2001/*/
                   -------   -------   ---------   --------   --------   ---------
CT                 $50,717   $47,440    $47,440    $146,876   $140,370    $140,370
                   -------   -------    -------    --------   --------    --------
CTSI - edge-out     20,896    18,889     18,889      63,101     53,818      53,818
CTSI - expansion        --        --         --          --      5,563          --
                   -------   -------    -------    --------   --------    --------
Total CTSI          20,896    18,889     18,889      63,101     59,381      53,818
                   -------   -------    -------    --------   --------    --------
Other                8,691     9,894      9,894      27,023     29,885      29,885
                   -------   -------    -------    --------   --------    --------
Total              $80,304   $76,223    $76,223    $237,000   $229,636    $224,073
                   =======   =======    =======    ========   ========    ========

Operating income (loss):

                        Three months ended                     Nine months ended
                           September 30,                         September 30,
                   -----------------------------   -----------------------------------------
                                       Pro forma             Pro forma             Pro forma
                    2002      2001      2001/*/     2002      2002/*/     2001      2001/*/
                   -------   -------   ---------   -------   ---------   -------   ---------
CT                 $21,525   $20,178    $20,178    $60,624    $60,624    $57,857    $57,857
                   -------   -------    -------    -------    -------    -------    -------
CTSI - edge-out      2,192     1,353      1,353      8,594      8,594        260        260
CTSI - expansion        --     5,268         --      2,057         --      6,028         --
                   -------   -------    -------    -------    -------    -------    -------
Total CTSI           2,192     6,621      1,353     10,651      8,594      6,288        260
                   -------   -------    -------    -------    -------    -------    -------
Other                  (64)   (1,666)    (1,666)    (3,483)    (3,483)    (3,944)    (3,944)
                   -------   -------    -------    -------    -------    -------    -------
Total              $23,653   $25,133    $19,865    $67,792    $65,735    $60,201    $54,173
                   =======   =======    =======    =======    =======    =======    =======

Adjusted EBITDA:

                        Three months ended               Nine months ended
                           September 30,                   September 30,
                   -----------------------------   -----------------------------
                                       Pro forma                        Pro forma
                    2002      2001      2001/*/      2002      2001      2001/*/
                   -------   -------   ---------   --------   -------   ---------

CT                 $32,994   $30,761    $30,761    $ 94,377   $89,241    $ 89,241
                   -------   -------    -------    --------   -------    --------
CTSI - edge-out      6,928     5,737      5,737      22,455    12,798      12,798
CTSI - expansion        --        --         --          --    (2,650)         --
                   -------   -------    -------    --------   -------    --------
Total CTSI           6,928     5,737      5,737      22,455    10,148      12,798
                   -------   -------    -------    --------   -------    --------
Other                  859      (256)      (256)      1,842        99          99
                   -------   -------    -------    --------   -------    --------
Total              $40,781   $36,242    $36,242    $118,674   $99,488    $102,138
                   =======   =======    =======    ========   =======    ========

Installed access lines:

                           September 30,
                   -----------------------------
                                       Pro forma
                    2002      2001      2001/*/
                   -------   -------   ---------

CT                 337,109   327,347    327,347
                   -------   -------    -------
CTSI - edge-out    123,134   108,702    108,702
CTSI - expansion        --        --         --
                   -------   -------    -------
Total CTSI         123,134   108,702    108,702
                   -------   -------    -------
Total              460,243   436,049    436,049
                   =======   =======    =======

* The pro forma data is calculated by eliminating sales, identifiable direct operating expenses and restructuring charges (reversals) related to our operations in the expansion markets for the periods presented.

Commonwealth Telephone Company

Sales were $50,717 and $47,440 for the three months ended September 30, 2002 and 2001, respectively. The sales increase of $3,277 or 6.9% is primarily due to higher access, enhanced services and local service revenues. Contributing to the increase in revenue are an increase in the NECA average schedule formulas, an increase in minutes of use and an increase in special access circuits. The increase in revenue is also the result of an increase in installed access lines of 9,762 or 3.0%. CT's sales of business lines and successful marketing of residential additional lines contributed to the access line growth. Residential additional line penetration was approximately 40% at September 30, 2002 as compared to approximately 38% at September 30, 2001.

CT's sales were $146,876 and $140,370 for the nine months ended September 30, 2002 and 2001, respectively. The sales increase of $6,506 or 4.6% is primarily due to higher access, enhanced services and local service revenues resulting from an increase in the NECA average schedule formulas, an increase in minutes of use, an increase in special access circuits and an increase in installed access lines, partially offset by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue.

Interstate access revenue increased $1,620 and $4,555 for the three and nine months ended September 30, 2002, versus the comparable period of 2001, resulting from an increase in the NECA average schedule formulas, growth in access lines, an increase in minutes of use and an increase in special access circuits.

State access revenue increased $760 and $3,103 for the three and nine months ended September 30, 2002 as compared to the comparable period of 2001, primarily a result of an increase in minutes and access line growth.

Local service revenue increased $436 and $998 for the three and nine months ended September 30, 2002, as compared to the same period last year, primarily as a result of the increase in access lines and a GDPPI rate increase of $0.21 in May 2002.

Enhanced services revenue increased $390 and $1,057 for the three and nine months ended September 30, 2002 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other custom calling sales.

IntraLATA toll revenue decreased $353 and $1,157 for the three and nine months ended September 30, 2002 as compared to the comparable period of 2001, primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT's territory. We expect this decline to continue at a rate consistent with historical trends.

Costs and expenses excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) for the three-months ended September 30, 2002 were $17,423 as compared to $16,379 for the three-months ended September 30, 2001. Contributing to the increase of $1,044 or 6.4% are higher expenses for additional advertising, higher data base dip charges due to the growth in Caller ID revenues and higher material expense associated with customer promotions.

For the nine months ended September 30, 2002, costs and expenses excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $51,599 as compared to $50,229 for the nine months ended September 30, 2001. Contributing to the increase of $1,370 or 2.7% are higher payroll costs resulting from annual salary increases and performance-based incentives, partially offset by savings due to the Voluntary Retirement Program. Also contributing to the increase are higher expenses for additional advertising and higher data base dip charges due to the growth in Caller ID revenues, partially offset by favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

CTSI

CTSI sales were $20,896 for the three months ended September 30, 2002 as compared to $18,889 for the same period in 2001. The increase of $2,007 or 10.6% in the edge-out markets primarily represents an increase in local service, access and customer point-to-point circuit revenues, partially offset by a third quarter 2002 reduction in access revenue resulting from a modification to certain transport billings related to access trunking. The reduced transport billings are expected to impact future quarters by approximately $1,200 per quarter. The increase in revenue is in part the result of an increase in installed access lines. At September 30, 2002, CTSI edge-out markets had 123,134 installed access lines versus 108,702 edge-out market installed access lines at September 30, 2001, an increase of 14,432 or 13.3%. The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system.

CTSI sales were $63,101 (edge-out $63,101; expansion $0) for the nine months ended September 30, 2002 as compared to $59,381 (edge-out $53,818; expansion $5,563) for the same period in 2001. The increase of $9,283 or 17.2% in the edge-out markets primarily represents an increase in local service, access and customer point-to-point circuit revenues. The increase in revenue is in part the result of an increase in installed access lines of 14,432 in the edge-out markets for the period and increased ISP traffic. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $2,278 in point-to-point circuit revenue. For the nine months ended September 30, 2002, CTSI recorded approximately $8,934 or 14.2% of its edge-out market revenues from revenue associated with ISP traffic, as compared to $7,288 or 13.5% for the same period last year.

Costs and expenses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $13,869 and $13,053 for the three months ended September 30, 2002 and 2001, respectively. Contributing to the increase of $816 or 6.3% are additional circuit rental expense, higher management information systems charges and increased payroll costs resulting from annual salary increases and performance-based incentives. These higher expenses were partially offset by reduced bad debt expense due to improved collection efforts and decreased advertising expense.

For the nine months ended September 30, 2002, costs and expenses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $40,349 (edge-out $40,349; expansion $0) as compared to $48,936 (edge-out $40,723; expansion $8,213) for the nine months ended September 30, 2001. Contributing to the decrease in expenses for the edge-out markets are a lower effective monthly rate for leased loops, reduced bad debt expense due to improved collection efforts and a reduction in terminating access charges from independent local exchange carriers. These lower expenses were partially offset by additional circuit rental expense, higher management information systems charges and increased payroll costs resulting from annual salary increases and performance-based incentives. The decline in the expenses of the expansion markets is due to our exit from those markets.

Other

Sales of our support businesses were $8,691 and $9,894 for the three months ended September 30, 2002 and 2001, respectively. The decline of $1,203 or 12.2% is due primarily to a decline in CC and CLD sales, offset by an increase in Jack Flash sales.

CC sales decreased $884 or 20.8% primarily due to a decrease in business systems upgrades sales. CLD sales declined $410 or 27.5% as a result of customers switching to alternate long-distance providers due to CLD's above-average long-distance rates. epix sales decreased $145 or 4.0% due to a decrease in dial-up subscribers. At September 30, 2002, Jack Flash had 9,125 installed DSL subscribers as compared to 6,367 at September 30, 2001, contributing to its increase in revenue of $236.

For the nine months ended September 30, 2002, sales of our support businesses were $27,023 as compared to $29,885 for the nine months ended September 30, 2001. The decline of $2,862 or 9.6% is due primarily to a decline in CC sales of $1,886 or 14.8%, decreased CLD sales of $1,309 or 27.1% and decreased epix sales of $346 or 3.2%, offset by an increase in Jack Flash sales of $679.

Costs and expenses of our support businesses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $7,931 and $10,249 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, costs and expenses of our support businesses, excluding depreciation, amortization, management fees, voluntary employee retirement program and restructuring charges (reversals) were $25,478 as compared to $30,083 for the nine months ended September 30, 2001.

CC costs and expenses decreased $842 and $1,732 for the three and nine months ended September 30, 2002, as compared to the same periods last year, due primarily to the decrease in sales. CLD costs and expenses decreased $366 and $1,259 for the three and nine months ended September 30, 2002, as compared to the same periods last year, due primarily to the decrease in sales. epix expenses decreased $519 and $1,244 for the three and nine months ended September 30, 2002, in comparison to the same periods last year due to lower transport costs, a reduction in headcount and reduced bad debt expense due to improved collection efforts. DSL costs decreased $200 and $984 for the three and nine months ended September 30, 2002, as compared to the same periods last year, due to lower advertising costs and a reduction in the number of people focused on Jack Flash.

Adjusted EBITDA

Consolidated adjusted EBITDA was $40,781 and $36,242 for the three months ended September 30, 2002 and 2001, respectively. The increase of $4,539 or 12.5% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. Consolidated adjusted EBITDA was $118,674 and $99,488 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $19,186 or 19.3% is primarily due to increased consolidated sales and decreased consolidated costs and expenses, as previously discussed. The adjusted EBITDA for the nine months ended September 2001 includes losses in the CTSI expansion markets of $2,650.

Depreciation and amortization

Consolidated depreciation and amortization increased $751 or 4.6% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization increased $2,641 or 5.5%. The increase for the three and nine month periods is primarily due to a higher depreciable plant balance as a result of CT and CTSI capital expenditures during 2001 and 2002.

Voluntary Employee Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program ("VRP"). The program was offered to certain eligible employees across all of our operations. The VRP is largely being funded from pension assets and, therefore, nearly 80% of the cost is non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 of which $4,120 represents non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 relate to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 relate to medical insurance and other program expenses. As a result of the VRP, we reduced our headcount by 103 employees, or approximately 7% of our overall workforce. The results of this program allowed us to achieve increased efficiency and reduced costs.

Interest expense

Interest expense includes interest on CT's mortgage note payable to CoBank, ACB ("CoBank"), interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $90,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $2,797 and $4,298 for the three months ended September 30, 2002 and 2001, respectively; this represents a decrease of $1,501 or 34.9% from the comparable period of 2001. Consolidated interest expense was $9,394 and $14,656 for the nine months ended September 30, 2002 and 2001, respectively; this represents a decrease of $5,262 or 35.9% from the comparable period of 2001. The decrease in interest expense is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT's mortgage note payable to CoBank decreased as a result of scheduled principal payments.

Income taxes

Our effective income tax rates were 34.2% and 18.1% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, our effective income tax rates were 37.5% and 32.5%, respectively. In the three months ended September 30, 2002, we received a beneficial impact due to the recently enacted tax law changes in Pennsylvania for NOL carryforwards. The 18.1% effective tax rate for the three months ended September 30, 2001 is the result of certain tax strategies that were implemented in July of 2001 to reduce our effective tax rate. These strategies included a reorganization of our legal entity structure that will allow the state of Pennsylvania tax losses of CTSI to be offset against state taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

Liquidity and capital resources:

                                               September 30,   December 31,
                                                   2002            2001
                                               -------------   ------------

Cash and temporary cash investments              $ 34,537        $ 27,298
Working capital deficit                          $(51,872)       $(73,103)
Long-term debt (including current maturities
   and notes payable)                            $178,562        $225,319

                                              Nine months ended September 30,
                                                     2002        2001
                                                   --------    --------

Net cash provided by operating activities          $ 88,538    $ 69,117
Investing activities:
Additions to property, plant and equipment         $(35,830)   $(46,501)

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $185,000 at September 30, 2002 and $110,000 at September 30, 2001.

                                     September 30, 2002     September 30, 2001
                                    --------------------   --------------------
                                    Balance    Available   Balance    Available
                                    --------   ---------   --------   ---------
Revolving credit facility           $ 55,000    $185,000   $130,000    $110,000
Credit agreement - CoBank             58,562          --     67,572          --
Revolving line of credit - CoBank     65,000          --     65,000          --
                                    --------    --------   --------    --------
Total                               $178,562    $185,000   $262,572    $110,000
                                    ========    ========   ========    ========

Cash and temporary cash investments were $34,537 at September 30, 2002 as compared to $27,298 at December 31, 2001. Our working capital ratio was 0.69 to 1 at September 30, 2002 as compared to 0.60 to 1 at December 31, 2001. The net increase is due to increased liquidity provided by operations and reductions in capital spending.

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. As amended in June 2002, the revolving line of credit agreement provides for the availability of credit to June 2003.

For the nine months ended September 30, 2002, our net cash provided by operating activities was $88,538 comprised of net income of $38,682, non-cash depreciation and amortization of $50,606 and other non-cash items and working capital changes resulting in a reduction of $750. Net cash used in investing activities of $35,149 consisted primarily of additions to property, plant and equipment of $35,830, partially offset by proceeds on retired assets. Net cash used in financing activities of $46,150 consisted primarily of the net redemption of debt of $46,757, partially offset by proceeds of stock option exercises of $705.

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

Related and Like Parties

Level 3 Communications, Inc. ("Level 3") holds a significant portion of the voting power in our equity securities. Four of our directors are also directors of Level 3. Level 3 will continue to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. We have entered into a month-to-month agreement with Level 3 to provide Internet backbone and collocation services.

We have existing relationships with RCN Corporation ("RCN"), which is an affiliate of Level 3. Our Chairman, David McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Eight of our directors also serve on the board of directors of RCN. Our month-to-month long-distance resale agreement with RCN ended in mid-September 2002. We have entered into a management service agreement with RCN, which was not the result of arm's-length negotiations. In addition, Level 3 owns a significant amount of the outstanding equity securities of RCN.

Level 3 maintains certain rights to register its shares for resale and has stated publicly that it would consider monetizing certain of its non-core assets, including its holdings in public companies such as our company.

New Accounting Pronouncements

In July 2002, The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The pronouncement is effective prospectively for exit or disposal activities after December 31, 2002. We do not believe this pronouncement will be material to our financial position or results of operations.

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

The state law authorizing this alternative form of regulation for our RLEC and other incumbent LECs in Pennsylvania, is scheduled to sunset on December 31, 2003. The Pennsylvania legislature must reenact the enabling legislation prior to this sunset date in order to ensure continuation of alternative regulation. In late 2002, representatives of our RLEC appeared at two preliminary legislative hearings, and we plan to be actively involved in the legislative process, both individually and through our membership in various industry organizations, to renew the legislation. At this time it is unknown whether or in what form the law may be reenacted, or whether or under what terms the PUC might continue alternative regulation on its own discretion absent specific action by the legislature, and thus are unable to predict the outcome of these developments on our results of operations or financial condition.

The Public Utility Commission is currently considering intrastate access reform and universal service funding reform for independent local exchange carriers in Pennsylvania. At this time, we are unable to predict the outcome of these developments on our results of operations or financial condition.

The Public Utility Commission must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLEC. In addition, the Public Utility Commission must approve any change in control of either of our local exchange operating companies (our RLEC and CTSI) or our holding company. The Public Utility Commission defines a "change in control" as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%. In addition, the FCC must approve any sale or "transfer of control" of our operating companies or our holding company, including any transfer of customer accounts to another carrier. The FCC, however, will not treat the acquisition or disposition of a minority voting interest as a transfer of control unless other indications of control are present, such as the ability to elect a majority of the board of directors.

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

Our RLEC, CTSI and CLD are required to make contributions to the federal Universal Service Fund, based on their end-user revenues for interstate and international telecommunications services. In May 2001, the FCC proposed several changes to its Universal Service Fund regulations that, if adopted, would alter the basis upon which Universal Service Fund contributions are determined and the means by which such contributions may be recovered from customers. The Commission has not yet acted on these proposals and it is not clear whether the

FCC will adopt any of these proposals. Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

Pursuant to the "rural exemption" provision of Section 251(f)(1) of the Telecommunications Act of 1996, our RLEC is currently exempted from offering collocation, unbundled network elements (UNE), wholesale discounts and other requirements of the Act which pertain to RBOCs and non-rural incumbent LECs. However, the Act's general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to our RLEC. Our RLEC has recently received limited requests for network interconnection for the exchange of traffic between its network and the networks of other facility-based telecommunications providers. Our RLEC is currently negotiating with one or more telecommunications carriers for such limited interconnection. At this time, we are unable to predict the outcome of these developments on our results of operations or financial condition.

On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return rural incumbent local exchange carriers. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long-distance companies, an increase in subscriber line charges to local service customers and the creation of a universal funding mechanism funded by all telecommunications carriers. In addition to the above modifications, the FCC has also released a Notice of Proposed Rulemaking under which it will investigate the possibility of allowing telephone companies such as our RLEC to convert to a form of incentive regulation similar in some respects to its existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

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

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission also has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. Based upon the motion approved at the PA PUC Public Meeting of October 24, 2002, Verizon has been directed to recalculate the rates it charges CTSI and other telecommunications carriers for unbundled network elements. We expect that the recalculation of rates will result in some change in the costs incurred by CTSI to purchase these elements, although we are unable at this time to predict what the new rates will be. The Commission also stated that it would review the impact of the recalculated rates on Verizon's four density cells. Since the areas served by CTSI are located in higher-cost density cells, the Commission's decision to review Verizon's geographic deaveraging of rates may lead to some cost reduction, but this remains uncertain until the Commission completes its review.

The Pennsylvania Public Utility Commission is currently considering a request made by Verizon-PA to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. CTSI has intervened in the case in opposition to this request. At this time, we are unable to predict the outcome of this proposal.

On October 8, 2002, the Pennsylvania Public Utility Commission entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of assigning and populating NXX codes in exchanges where no physical LEC presence exists for the carrier responsible for the NXX code. The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. At this time we are unable to predict the outcome of this proceeding, or its impacts on our results of operations or financial condition.

At the federal level, the Federal Communications Commission has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI's rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC's complaint jurisdiction, and in the case of switched access service are subject to rate caps prescribed by the FCC.

On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the FCC's April 2001 order on reciprocal compensation for Internet traffic on the grounds that the FCC did not provide proper statutory authority for its order. Under that order, the amount of compensation that CTSI receives for completing calls to its Internet service provider customers was significantly reduced below prior levels. The Court did not vacate the order and thus the current compensation scheme will remain in effect pending the remand. However, should the FCC fail to satisfy the Court's demand for adequate statutory authority, the FCC's order would be vacated. The effect of such a vacation on CTSI's operations is currently unknown.

Also in April 2001, the FCC released a separate order adopting new rules to limit the access charges of non-dominant providers. Under these rules which took effect on June 20, 2001, competitive carriers are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute (CTSI's previous interstate access charges were as high as 4.5 cents per minute). After one year, this rate ceiling was reduced to 1.8 cents and after two years will be lowered to 1.2 cents per minute. After three years, CTSI will be required to charge rates no higher than the incumbent local exchange carrier (in our case, Verizon, which we expect will charge rates of approximately 0.45 cents per minute by 2004 as a result of an FCC plan requiring regional Bell operating companies to reduce their rates to this level). For the nine months ended September 30, 2002, interstate access revenue accounted for approximately 5.1% of CTSI's "edge-out" market revenue. This decision will result in substantial reductions in CTSI's billed access charges.

On June 14, 2002 the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's October 2001 Declaratory Ruling finding that interexchange carriers ("IXCs") must complete calls to and from customers of competitive local exchange carriers ("CLECs") that charge presumptively reasonable rates for interstate switched access service. This decision has created uncertainty concerning when IXCs may lawfully, if ever, decline to pay CLEC access charges while receiving CLEC access services. CTSI currently has agreements with two of the three largest IXCs for the termination of its calls. However, it has no such agreements with other IXCs and therefore the Court of Appeal's decision raises questions relating to these carriers' obligations to accept CTSI traffic.

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision remanding certain elements of the FCC's Local Competition Order relating to the provisioning of unbundled network elements ("UNEs") provided by incumbent local telephone companies to competitors such as CTSI. Some parties are likely to ask the United States Supreme Court to review the case because it appears to be inconsistent with a recent Supreme Court decision dealing with the FCC's UNE pricing regulation. However, should this Court of Appeals decision stand, it could affect CTSI's access to unbundled network elements which are necessary to provide service to certain of its customers. Further decisions by the FCC may have a material effect on CTSI's costs and profitability.

The FCC has recently begun reviews of several of its local competition policies that could result in changes to the interconnection arrangements and unbundled network elements on which CTSI relies, or in additional competition from the incumbent local telephone companies. Also under review is the impact of unbundling broadband technologies. We cannot predict the outcome of these reviews or of future rule changes that the FCC may initiate.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, Commonwealth Telephone Enterprises, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10) Material Contracts

                    (a) Amended and restated Executive Stock Purchase Plan effective September 5, 2002.

                    (b) Shelf Registration Agreement dated November 12, 2002 among Registrant, Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 of Form S-3 Registration Statement filed with the Commission, Registration No. 333-101127

               (99) Additional Exhibits

                    (a)  Registrant's certification of periodic report.

          (b)  Reports on Form 8-K

               On October 28, 2002, the Company filed a report on Form 8-K to disclose the resignation of a member of our Board of Directors.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk - We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

(thousands of dollars)

                                                            Fair value    Fair value
                                                             assuming      assuming
                                    Carrying                +100 basis    -100 basis
As of September 30, 2002             amount    Fair value   point shift   point shift
---------------------------------   --------   ----------   -----------   -----------
Long-term debt and notes payable:
   Fixed                            $ 29,653    $ 31,392      $ 31,311      $ 31,473
   Variable                         $148,909    $148,909      $147,220      $150,633

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

(thousands of dollars)

                                                             Approximate
                     Maturity                  Notional    fair value as of
                       date       Fixed rate    amount    September 30, 2002
                     --------     ----------   --------   ------------------
Variable to fixed:

Hedge 3                2004/(a)/     5.78%      $20,000        $(1,361)
Hedge 4                2002/(b)/     6.13%      $15,000        $(1,231)
Hedge 6                2006          5.40%      $35,000        $(3,514)
Hedge 7                2003          4.75%      $20,000        $  (476)

/(a)/ With an option by the counterparty to terminate the contract in 2002. /(b)/ Extended to 2004 at the option of the counterparty.

Two of our interest rate swaps matured in the second quarter 2002, and were not renewed. Additionally, one interest rate swap matured in the third quarter 2002, and did not renew. One swap contained an option to extend, and the counterparty invoked this option in the third quarter of 2002.

As of November 14, 2002, we had no other material exposure to market risk.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                 Commonwealth Telephone Enterprises, Inc.


                                        /s/ Donald P. Cawley
                                        ----------------------------------------
                                        Donald P. Cawley
                                        Senior Vice President and
                                        Chief Accounting Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                             Form 10-Q Certification

I, Michael J. Mahoney, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Telephone Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Michael J. Mahoney
---------------------------------
President and
Chief Executive Officer

                             Form 10-Q Certification

I, Donald P. Cawley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Telephone Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Donald P. Cawley
---------------------------------
Senior Vice President and
Chief Accounting Officer