Form 10-K
period 2002-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-03-17
CIK 310433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at February 28, 2003:

21,599,367 Common Stock

2,030,381 Class B Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2002 computed by reference to the closing price as reported by NASDAQ for Common Stock ($40.24 per share) and to the closing price as reported for Class B Common Stock ($41.00 per share), is as follows:

$869,158,528 Common Stock

$41,546,120 Class B Common Stock

Documents Incorporated by Reference

1.	Proxy Statement for 2003 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

“CTE,” “the Company,” “we,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

“Our RLEC” and “CT” refer to Commonwealth Telephone Company, a rural incumbent local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

“Our CLEC,” “RLEC ‘edge-out’” and “CTSI” refer to CTSI, LLC, a competitive local exchange carrier and a subsidiary of Commonwealth Telephone Company.

“Expansion markets” refers to those CTSI markets from which the Company made a decision to exit in December 2000, as further described in this document.

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

Item 1.    Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural incumbent local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border CT’s markets, which we refer to as our RLEC “edge-out” markets. CT is the nation’s eighth largest non-Bell incumbent local exchange carrier, serving over 337,800 switched access lines as of December 31, 2002. CTSI served over 126,600 competitive switched access lines as of December 31, 2002. For the year ended December 31, 2002 and the year ended December 31, 2001, we had consolidated revenues (excluding expansion markets) of $318.6 million and $301.1 million, respectively.

We make reference throughout this section to adjusted EBITDA. See Management’s Discussion and Analysis for a reconciliation of net income (loss) to adjusted EBITDA.

CT, founded in 1897, operates in a rural, approximately 5,000 square mile territory with a population of approximately 450,000 people and a line density of approximately 68 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $198.8 million and $189.3 million and adjusted EBITDA (earnings before interest, taxes, voluntary retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities) of $128.8 million and $120.9 million for the year ended December 31, 2002 and for the year ended December 31, 2001, respectively. CT ranks among the industry leaders in switched access line growth and penetration of residential second lines, primarily as a result of a successful campaign to market additional lines. From 1995 to 2002, CT’s penetration of residential additional lines grew from 3% to 40% while its number of switched access lines grew at a compound annual growth rate of 5.8%, resulting in growth of its overall revenues at a compound annual growth rate of 6.5%. Additionally, CT’s emphasis on enhancing profitability resulted in an adjusted EBITDA compound annual growth rate of 8.9% over the same period.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/ Reading/

York. Recently, we announced the extension of our RLEC “edge-out” business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market. In the “edge-out” markets, CTSI generated revenues of $84.0 million and $73.1 million and adjusted EBITDA of $29.6 million and $19.4 million for the year ended December 31, 2002 and the year ended December 31, 2001, respectively. Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets. At the end of 2000, however, we developed an exit strategy for these expansion markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to increase our adjusted EBITDA and to significantly reduce our capital needs. We recorded a restructuring charge of $99.7 million, or $64.8 million after-tax, in the fourth quarter of 2000 in connection with this strategy, and we completed our withdrawal from these markets by June 30, 2001.

We also own and operate other telecommunications-related support businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operations. These businesses are epix® Internet Services, one of the northeast’s largest rural Internet service providers with approximately 41,000 dial-up Internet access subscribers as of December 31, 2002; Jack Flash®, a broadband data service with approximately 9,700 installed digital subscriber line customers as of December 31, 2002; Commonwealth Communications, a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company, a long-distance reseller.

A web site featuring current information regarding Commonwealth Telephone Enterprises, Inc., can be found on the Internet at www.ct-enterprises.com. However, the information on our web site is not part of this annual report. Effective with this filing, our periodic reports will be made available on our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Business Strategy

We strive to grow our revenues, control our expenses and deploy our capital in a manner that maximizes our adjusted EBITDA. In order to achieve this goal, we have formulated the following business strategy:

Continue to Grow CT’s Switched Access Lines

CT continues to market additional lines to residential and business customers in its territory. Its number of switched access lines grew by 2.2% in the year ended December 31, 2002, which is among the best rates in the industry. Our rate of business line growth was 5.5% for the year ended December 31, 2002, while our rate of residential line growth has been slowing due to our high second-line penetration.

Leverage CT’s Brand, Reputation and Expertise to Further Penetrate CTSI’s Markets

In the CTSI markets, we seek to increase our penetration rate by targeting business customers who have traditionally been underserved by Verizon and by offering competitive service packages that compare favorably to those being offered by Verizon. We believe our strong Commonwealth Telephone brand, reputation and expertise provide us with important competitive advantages in these markets and will allow us to continue to gain new customers and increase our market share at a low marginal operating cost.

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through our epix® Internet Services and digital subscriber line, or DSL, broadband services through Jack Flash®. We believe there is additional opportunity to increase sales of our data services at a low marginal operating cost in all of the markets in which we operate.

Increase Penetration of Enhanced Services

CT offers an array of enhanced services such as caller identification, voice mail and custom calling services such as call-forwarding, Call Waiting and three-way calling. These services generally produce higher margins than basic telephone service. We believe these enhanced services provide a source of revenue and adjusted EBITDA growth potential as our penetration rates for enhanced services are currently below industry averages. CT’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base have been substantially completed. We have increased our efforts to market enhanced services to our customers and believe we can achieve higher penetration rates that are more in line with industry standards.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our support and other back office systems to provide superior service and customer care. CT has already achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission (“PUC”), among Pennsylvania’s largest local exchange carriers in seven of the past eight years for which ratings are available, including the last five years for which ratings are available. In our CTSI markets, we currently provide personalized customer care through customer account managers who service business customers and through our centralized call center which operates 24 hours a day, 7 days a week to support our business and residential customers. By building on our strong service record, we plan to further differentiate ourselves from our competitors.

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

Risk Factors

Risks related to Level 3 Communications, Inc.’s significant influence over us

Level 3 holds a significant portion of the voting power in our equity securities and may have interests that differ from yours.

Level 3 is a global communications and information services company. At December 31, 2002, Level 3 beneficially owned approximately 29% of the voting power of our equity securities. Four of our directors are also directors of Level 3. As a result, Level 3 has significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. We cannot assure you that the interests of Level 3 will coincide with the interests of the other holders of our common stock.

We have existing relationships with RCN Corporation, an affiliate of Level 3, that may lead to conflicts of interest.

Our Chairman, David C. McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company, and seven of our directors also serve on the Board of Directors of RCN. Also, Level 3 owns approximately 24% of the outstanding equity securities of RCN. We cannot assure you that no conflicts of interest exist or will arise with respect to the ongoing operations of our company and RCN.

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

Approximately 13.7% and 14.0% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively, were from local service fees paid by customers of CT. These fees, and other charges imposed by CT for in-state services, are subject to regulation by the Pennsylvania Public Utility Commission and can be raised, in the aggregate, only at an annual rate equal to the overall rate of inflation minus two percentage points or for events deemed outside of CT’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs. Indeed, in periods of low inflation (as experienced in 2002), this formula may require rate reductions. Moreover, it is possible that the applicable regulations could be changed in the future to impose even greater restrictions on our ability to raise rates for local service.

Additionally, approximately 45.8% and 44.1% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively, came from charges paid to us by other carriers for services CT and CTSI provided in originating and terminating intrastate and interstate toll calls, and for services CTSI provided in terminating local calls received from other telephone companies. The payments we receive for these services are regulated by the Federal Communications Commission (“FCC”) and the Pennsylvania PUC.

Beginning in June 2001, new FCC rules substantially reduced the per minute rates CTSI can charge to long-distance companies for interstate access. Revenues from these access charges represented approximately 1.3% and 1.2% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively. Upon full phase-in after three years, these rules will result in a reduction in CTSI’s interstate access rates to approximately $0.0055 per minute.

Also beginning in June 2001, other FCC rules substantially reduced the amounts CTSI can charge other telephone companies, known as reciprocal compensation charges, for local telephone calls that terminate to an Internet service provider. The total reciprocal compensation recorded by CTSI represented approximately 1.2% and 1.7% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively. Of these amounts, local reciprocal compensation associated with Internet service provider (“ISP”) traffic was approximately 1.1% and 1.3% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively. The FCC rules permit CTSI to continue collecting the existing higher rates on calls that terminate to customers who are not ISPs, although these rates are subject to review by the Pennsylvania PUC and may be changed in the future.

Interstate access charges paid by long-distance carriers to CT represented 21.0% of our consolidated revenues, excluding expansion markets, for 2002. Beginning in the first quarter of 2001, our state tax adjustment surcharge, settlements formula calculation and jurisdictional minutes of use have reduced and will continue to reduce CT’s interstate access revenues by approximately $1.0 million per quarter as compared to the amounts we received prior to these changes.

We cannot predict whether any additional FCC or Pennsylvania PUC rules will be passed that will result in further reductions in the revenues we receive. Additionally, these agencies’ current rules may change as a result of judicial review or policy changes at the agencies.

If any of the favorable regulatory provisions from which CT currently benefits were to be modified or terminated, we could experience higher costs and lower revenues.

Because of its status as a rural telephone company under the Telecommunications Act, CT is not currently required to comply with that Act’s provisions requiring an incumbent carrier to bundle its network, provide colocation, provide resale discounts, TELRIC pricing or other items. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. We could also incur additional administrative and regulatory expenses as a result of such newly imposed requirements. The Pennsylvania PUC has authority under the Telecommunications Act to terminate CT’s rural exemption if it receives a request to do so from another telecommunications carrier. To date, no other carrier has made such a request to the Pennsylvania PUC, but we cannot assure you that CT’s rural exemption will remain in effect indefinitely.

Additionally, since 1997, CT has operated under local rate regulations that permit increased returns arising from improved productivity to accrue to equity owners. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation, which requires productivity gains to be passed on to ratepayers. The regulations also include other provisions, such as rate adjustments, that may protect us against events deemed outside of our control. We believe that such regulations are generally preferable to traditional local rate regulations. The Pennsylvania Public Utility Commission has asserted continuing jurisdiction over these alternative regulatory arrangements and we therefore can not assure you that it will allow full or partial recovery of reduced revenues or increased expenses in the future. In addition, the legislation under which the Pennsylvania Public Utility Commission approved our current form of regulation expires in 2003, and we cannot assure you that it will be renewed. All of these regulations are subject to change and/or termination which could result in reduced revenues for CT.

Furthermore, CT currently receives its interstate access revenues pursuant to average cost schedules established by the National Exchange Carrier Association. Should CT lose its average schedule status, we could incur a significant loss of interstate access revenue.

Loss of our access to network elements from incumbent telephone companies or an increase in the prices we must pay for those elements would adversely affect CTSI’s business.

Approximately half of CTSI’s customers are not completely physically connected to our networks. CTSI’s business, therefore, depends in large part on our ability to provide service to our customers by leasing various elements of the incumbent telephone company’s network to provide local service. The Telecommunications Act of 1996 and FCC and state commission rulings under that Act require incumbent telephone companies to lease us the necessary network elements. If these rules are changed by the FCC or state commissions or are struck down by the courts, our ability to provide service in a cost-effective manner could be adversely affected. For example, the FCC could remove one or more of the necessary elements that the incumbent telephone company is required to provide to us, or permit substantial increases in the amounts the incumbent company can charge CTSI. If incumbent telephone companies were no longer to be required to provide unbundled network elements on favorable terms, CTSI’s operating margins would be reduced and it might not be able to compete effectively.

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

Risks related to the competitive nature of the telecommunications industry

The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. The risks to our business from this competition include the following:

Verizon, as the incumbent local carrier in CTSI’s markets, has competitive advantages over us which adversely affect our operating margins.

As the incumbent carrier in CTSI’s markets, Verizon enjoys competitive advantages, including its wireline connection to virtually all of our customers and potential customers, its established brand name and its substantial financial resources. As a competitive local carrier, we are effectively required to discount our services to win potential customers, and to pay substantial amounts to Verizon to lease elements of its networks. These factors result in lower operating margins for CTSI, and make us especially vulnerable to any discount pricing policies that Verizon may adopt to exploit its lower-cost structure and greater financial resources. Additionally, Verizon has recently received regulatory approval to offer in-region long-distance services to its Pennsylvania customers, which allows it to offer attractive service packages to its customers in the markets we serve. This may result in a further competitive disadvantage in CTSI’s markets.

We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

An important part of our business strategy is to sell additional services to local customers in both the CT and CTSI markets. The markets for these ancillary services, however, are extremely competitive, and in some cases, are dominated by companies far larger than our own with lower costs, and greater name recognition and technical and financial resources, than ours. Our competitors for these services include, in addition to Verizon, long-distance companies like AT&T, WorldCom and Sprint, and, in the Internet service provider business, AOL Time Warner. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. In recent periods, our long-distance reseller has been losing interLATA toll and long-distance revenues to lower-cost carriers who own or control their own networks, and we expect that this trend will continue, although at a slower rate than in prior years. If we are unable to maintain a competitive offering of long-distance, Internet access and other ancillary services, we may also lose local customers who prefer to obtain a package of services from one telecommunications provider.

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

Our wireline telecommunications services also are in competition or potential competition with numerous alternative technologies, including in particular wireless communications. The wireless telecommunications industry is experiencing significant technological change. Wireless carriers are improving the capacity and quality of digital wireless technology, and are also expected to continue to reduce the prices for their services. These developments could reduce customer demand for our services and the prices that we will be able to charge for these services, particularly in CTSI’s markets where a number of wireless providers are established competitors and in certain areas of CT’s territory. We believe that future technological developments are likely to result in further improvements in wireless telecommunications services, as well as in other telecommunications technologies, that are likely to result in increased competition for our various businesses. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.

Many of our competitors have superior resources which may place us at a cost and price disadvantage.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services than we can. Additionally, the greater brand name recognition of some competitors, such as Verizon, requires us to price CTSI’s services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

Other business risks

Demand for some of our services may be adversely affected by a downturn in the U.S. economy.

Demand for some of our services may be adversely affected by the downturn in the U.S. economy. As a result, we may experience lower than expected revenues for some of our businesses going forward. If current general economic conditions continue or worsen, the revenues, cash flow and earnings of our company as a whole could be adversely affected.

Our future rate of growth in switched access lines will likely be lower than our historical growth rates and this decline may adversely affect our results.

Our business strategy depends in part on the continued growth of our switched access line base. The rate of growth has begun to decline recently as the rate of additional line penetration in our markets has matured. Additionally, the FCC adopted an order that required us to increase our monthly per-line charges to local subscribers on January 1, 2002 and again on July 1, 2002. To the extent that the rate of growth continues to decline, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decline.

Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns.

We plan to invest capital into services such as DSL and our Internet service provider. All of these businesses are highly competitive, and we cannot assure you that we will be able to achieve the returns on investment that we expect. Additionally, even if we are successful in our efforts to develop these new businesses, their operating results and adjusted EBITDA margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will, to some extent, be offset by reduced demand for second lines, which can be rendered redundant by DSL.

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

Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers, and numerous other third parties to deliver our services. CTSI is particularly dependent on cooperation from Verizon in order to provide local service to a portion of its customers, about half of whom are not completely physically connected to our network. We do not have a long-term agreement with Verizon to provide us with the network connections we need, and the terms of our relationship with Verizon are subject to change as the result of regulatory agency and court decisions. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

If future acquisitions are not successful, or if we are not able to structure future acquisitions in a financially efficient manner, we could suffer an adverse effect on our business and results of operations.

From time to time we consider acquisitions of other businesses, some of which could be material to us. To the extent that we make any acquisitions in the future, we may issue common stock that would dilute the ownership of our stockholders, incur debt, assume liabilities or incur large and possibly immediate write-offs. Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

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

We are a holding company whose principal assets are the shares of capital stock of our subsidiaries. With the exception of some revenues we generate as a result of our holding company’s merger with Commonwealth Communications, we do not generate any significant operating revenues of our own. Consequently, we depend on dividends, advances and payments from our subsidiaries to fund our activities and meet our cash needs, including our debt service requirements. Our subsidiaries are separate and distinct legal entities. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to various business considerations and to applicable laws and regulations.

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

CT Operations

Our RLEC, CT, offers local, toll, network access and enhanced services in a rural, mountainous market located primarily in the eastern third of Pennsylvania.

Network Strategy

CT utilizes a technologically-advanced, fiber-rich network that is based on digital-switching, fiber optic transport and host/remote architecture. It was the first telephone company to deploy fiber optics in a toll application and was one of the first local exchange carriers in the nation to deploy a network of all digitally-switched central offices. CT operates its own Signaling System 7, or SS7, network which provides automated monitoring and routing of telephone calls. Throughout its market, CT has 13 digital host switches and over 400 remote switches. All of the trunks between the hosts and all of the host-to-remote wire center links are connected with fiber optic cable. Connection to our customers, or the “last mile,” is provided over CT’s copper outside plant. Our network architecture provides for short loop lengths in our copper plant which allows CT to aggregate customer lines at the remotes for transport and concentrates costly network intelligence in a small number of host offices. CT currently deploys an asynchronous transfer mode (“ATM”) network to support its network of over 8,000 DSL lines in its territory. Additionally, CT operates a network control center which monitors network performance 24 hours a day, 7 days a week and allows us to maintain high network performance standards.

Customer Service

CT has long been recognized as a customer service leader in Pennsylvania. Each year the Pennsylvania Public Utility Commission issues a study that measures the customer service results of the state’s five largest local exchange service providers which included Alltel, Verizon Pennsylvania (formerly Bell Atlantic), Verizon North, Inc. (formerly GTE North, Inc.) and Sprint (formerly United). CT has achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in seven of the past eight years for which ratings are available, including the last five years for which ratings are available.

Regulatory Environment

CT is subject to regulation by the Pennsylvania Public Utility Commission for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. In 1997, CT entered into an alternative regulatory framework with the Public Utility Commission for all of its intrastate operations under which it agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations, which had linked CT’s prices directly to its book costs. As a result of the alternative regulatory framework, CT’s profits are not directly limited by the Commission as they were under the former rate of return system of regulation. Instead, CT received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to the equity owners of CT. CT can also seek to rebalance rates periodically between various intrastate service categories, such as toll and access. If inflation is less than 2% in a given year, however, as it was in 2002, CT is required to reduce its rates accordingly. Additionally, CT has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses. This may include changes in revenues that may result from portions of interstate access charge reform. Pursuant to this provision, in February 2003, CT filed a petition with the Public Utility Commission for an adjustment to its price cap index for losses suffered in 2002 due to the bankruptcies of two large interexchange carriers. The PUC has not yet ruled on this petition and the outcome of this proceeding is uncertain. If this adjustment is approved by the Commission, it will offset the price reduction that would otherwise have been required in 2003.

The Public Utility Commission must also approve any issuance of stock, incurrence of long-term debt or acquisition or sale of material utility assets by CT. In addition, the Public Utility Commission must approve any change in control of either CT or its holding company. The Public Utility Commission defines a “change in control” as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%. In addition, the FCC must also approve any sale or “transfer of control” of CT or of its holding company.

CT is subject to the jurisdiction of the Federal Communications Commission, or FCC, with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country, including the provision of access to local telephone networks for the origination or termination of such communications. Prices for CT’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 31.7% of CT’s 2002 revenues, are regulated by the FCC based on “average schedule” formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of CT from them, could result in a significant revenue loss. However, removal of CT from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment.

During 2002, CT revised its rate structure to implement recent FCC rulings regarding interstate access charges and the universal service support system for rate of return rural incumbent local exchange carriers. The changes included a substantial reduction in usage-based access charges to long-distance companies, an increase in monthly subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers. In addition to the above modifications, the FCC has also released a Notice of Proposed Rulemaking under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to its existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

Competitive Environment

With the exception of competition from intraLATA toll providers and attractive calling packages offered by several non-wireline providers in certain areas of our territory, CT has faced very limited competition to date since the Telecommunications Act was passed in 1996. Part of the reason for this is that CT maintains a rural exemption from the provisions of the Telecommunications Act, including, but not necessarily limited to, unbundling, colocation and rate discounts, for all of its access lines in Pennsylvania. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek resale discounts, colocation, TELRIC pricing and unbundled network elements to go through a formal review by the Pennsylvania Public Utility Commission before receiving approval. The Public Utility Commission may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. CT has recently received limited requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers. CT is currently negotiating with one or more telecommunications carriers for such limited interconnection. A variety of other factors contribute to CT’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 6% of its revenues), its low basic service rates, its customer service record and level of customer satisfaction and its favorable regulatory environment. While competition from wireless providers is present in our markets, it is not a significant concern to us due to the low population density, rural nature and mountainous topography of our markets. We also face competition from national ISPs such as AOL Time Warner and from cable providers offering a cable modem product.

CTSI Operations

We offer competitive local, toll, network access, long-distance, enhanced services, broadband data services and high-speed Internet access services in three regional “edge-out” markets which encompass cities and surrounding areas that have total populations of between 250,000 and 500,000 people as well as a significant concentration of business and industry. The geographic area represented by these three markets is roughly one-third the size of CT’s service territory, or about 1,750 square miles, with a population of approximately 1.4 million and approximately 600 access lines per square mile.

Recently, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market.

Beginning in 1998, we had expanded beyond our original three “edge-out” markets and into five expansion markets located in Pennsylvania, New York, Ohio and West Virginia. In December 2000, we announced that we were exiting these expansion markets to redirect our focus on our “edge-out” markets. The expansion markets accounted for approximately 20% of our CLEC’s competitive lines and approximately 20% of our CLEC’s revenues. The redirection of CTSI’s strategy to focus on our original three “edge-out” markets is allowing us to increase our adjusted EBITDA and to significantly reduce our capital needs. We completed our withdrawal from these markets by June 30, 2001.

Network Strategy

CTSI’s network strategy is to own the majority of the key elements of the local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, CTSI builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows us to provide high quality and reliable service, reduce customer churn and generate attractive margins. It builds, owns and operates digitally-switched, fiber intensive networks that are DSL-qualified in each of its three regional edge-out markets. As of December 31, 2002, CTSI had approximately 98% of its access lines connected to its own switches and approximately 52% of its access lines completely on its own network.

Customer Service

CTSI strives to provide its customers with exceptional service and uses the same customer care procedures that have proven successful for our 105 year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer complaints and problems. We are also proficient in the other unique customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we do not depend heavily on the incumbent local exchange carrier for provisioning and maintenance resolution.

Sales Organization

We utilize direct and indirect sales channels to target potential business and residential customers. Our direct channels include sales teams based in local offices, which are exclusively focused on selling to potential business customers with more than five lines. Each team consists of customer account managers and specialists that focus on retaining and growing accounts after the initial sale. In addition, our inside sales team is focused on residential and business customers with fewer than five lines. Our indirect sales channel is comprised of agents and consultants who look to provide bundled telecommunications solutions for their customers.

Regulatory Environment

The Pennsylvania Public Utility Commission exercises jurisdiction over intrastate service, including basic local exchange service, intrastate access services and intraLATA toll services. Under the Public Utility Commission’s current practices, CTSI’s rates and services are generally subject to much less regulatory scrutiny than those of the RLEC in its markets. Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI’s business, such as its use of rights-of-way.

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission also has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by this Commission, or changes in the FCC rules under which the Pennsylvania Commission resolves these issues, may have a material effect on CTSI’s costs and profitability.

At the federal level, the Federal Communications Commission has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI’s rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC’s complaint jurisdiction, and in the case of switched access service are subject to rate caps prescribed by the FCC, as described further below.

In April 2001, the FCC released an order adopting new rules limiting the right of competitive local exchange carriers to collect reciprocal compensation on local telephone calls that terminate to Internet service providers. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable by other local telephone companies to CTSI on calls to Internet service providers will generally be limited to $0.0010 per minute until June 14, 2003, and $0.0007 per minute thereafter. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be traffic to Internet service providers, although either CTSI or the other telephone company may attempt to rebut this presumption and show a different level of Internet traffic. In addition, the number of minutes on which compensation is payable is limited by a formula based upon the number of compensable minutes exchanged in the first quarter of 2001. The rates under the new rules are substantially lower than the compensation CTSI was previously collecting in Pennsylvania, where the effective rates were as high as $0.0028 per minute.

Also in April 2001, the FCC released a separate order adopting new rules to limit the access charges of non-dominant providers. Under these rules which took effect on June 20, 2001, competitive carriers are currently permitted to impose interstate access charges no higher than $0.018 per minute. As of June 20, 2003, this rate ceiling will be reduced to $0.012 per minute. After June 20, 2004, CTSI will be required to charge rates no higher than the incumbent local exchange carrier (in our case, Verizon, which we expect will charge rates of approximately $0.0055 per minute by 2004 as a result of an FCC plan requiring regional Bell operating companies to reduce their rates to this level).

CTSI purchases access to various network elements from Verizon under FCC rules that require the Pennsylvania Public Utility Commission to determine rates for these elements based upon forward-looking incremental costs. During 2003, the FCC is expected to revise its rules both with respect to the network elements that must be made available to CTSI, and the prices and other terms of such access. Changes to these rules may have a material effect on the profitability of CTSI’s off-net and off-switch services. Any decisions by the FCC or the Pennsylvania Commission to alter the terms on which CTSI obtains access to network elements will likely be subject to judicial review, which may result in prolonged uncertainty as to the profitability of these services. However, we do not anticipate these rules to have a material effect on CTSI’s “on-net” services, which now constitute 52% of its access lines.

On September 19, 2001, Verizon was granted permission to provide long-distance services to Pennsylvania customers after the FCC determined that Verizon had met its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. Verizon is now able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI already offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI now that it is able to offer all of the same services.

Competitive Environment

CTSI competes principally with the services offered by the incumbent local exchange carrier, Verizon. Incumbent local exchange carriers such as Verizon have relationships with their customers, have the potential to subsidize services from their regulated service revenues and benefit from certain favorable state and federal regulations. Verizon is larger and has greater financial resources than CTSI. In light of the passage of the Telecommunications Act and concessions by some of the regional Bell companies, federal and state regulatory initiatives may provide increased business opportunities to CLECs, but incumbent carriers may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent carriers are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers or charge CLECs significantly higher fees for interconnection to the incumbent carriers’ networks, CTSI’s competitive position would be adversely affected.

CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, long-distance companies, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. The edge-out markets served by CTSI are served by one or more other CLECs including XO Communications, Adelphia Business Solutions, Choice One Communications and others. We expect competition from CLECs and other companies to continue in the future.

Other Operations

Commonwealth Communications

Commonwealth Communications provides telecommunications equipment and technical services and designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects and cabling projects primarily for hospitals and educational institutions.

epix® Internet Services

epix®, founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product to CT and CTSI customers and provides network support, technical support and customer service to Jack Flash®, our DSL product. epix® had approximately 41,000 subscribers as of December 31, 2002.

Jack Flash®

In the second half of 1999, we began offering our DSL service under the trade name Jack Flash®. We offer this service through our own facilities, or “on-net,” in the majority of CT’s territory and on an “on-net” and an “off-net” basis in selected areas of CTSI’s markets. As of December 31, 2002, substantially all of our installed DSL lines are in CT’s territory.

CLD

Since 1990, Commonwealth Long Distance Company has conducted the business of providing long-distance telephone services. Commonwealth Long Distance provides long-distance services primarily to CT’s customers.

Relationship among CTE and RCN

Tax Sharing Agreement

The Tax Sharing Agreement governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of RCN and Cable Michigan, ending or deemed to end on or before the Distribution Date of September 30, 1997. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to Cable Michigan, RCN or CTE will be allocated solely to such company. Adjustments to all other tax liabilities will generally be allocated 50% to CTE, 20% to Cable Michigan and 30% to RCN.

Transitional Services and Agreements

Until recently, the Company had a month-to-month long-distance resale agreement with RCN as well as a management service agreement. The management service agreement was the result of the distribution of shares of CTE’s (then called C-TEC Corporation) wholly-owned subsidiary, RCN Corporation, to C-TEC shareholders. RCN agreed to provide or cause to be provided to CTE certain specified services (management services) for a transitional period after the distribution. The total fee for 2002, 2001 and 2000 was approximately $1.2 million, $1.2 million and $2.0 million, respectively. The transitional services remaining in 2000 were legal and Office of the Chairman. The transitional services remaining in 2001 and 2002 were primarily management services from the Office of the Chairman. In December 2002, we completed a purchase of properties from RCN based on fair market value.

Miscellaneous

Level 3 Communications, Inc. (“Level 3”) holds a significant portion of the voting power in our equity securities. Four of our directors are also directors of Level 3. As a result, Level 3 continues to have significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In 2002, with the oversight and recommendation of an independent committee of the Board of Directors, we entered into two registration rights agreements with Level 3 relating to the common shares and class B shares Level 3 beneficially owned. During 2002, Level 3 sold all of the common shares it beneficially owned in two underwritten offerings pursuant to these agreements. Level 3 may make up to two additional demands with respect to the class B common shares it beneficially owns.

In addition to the above noted existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3, our Chairman, David C. McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Seven of our directors also serve on the Board of Directors of RCN. Also, Level 3 owns approximately 24% of the outstanding equity securities of RCN. See also “Risk Factors” included in this report.

Employees

We employed a total of 1,222 employees as of December 31, 2002. Approximately 37% of our employees are covered under collective bargaining agreements. On January 27, 2003, Commonwealth Telephone Company bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2005. Also, in August 2002, Commonwealth Communications bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until June 29, 2005.

Item 2.    Properties

Our property consists principally of central office equipment, telephone lines, telephone instruments and related equipment and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition for CT and CTSI operations. The properties of CT are subject to mortgage liens held by CoBank, ACB. We own substantially all of our central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property. Locations on private land are governed by easements or other arrangements. We are not aware of any environmental liabilities which would have a material impact on our financial position or results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions Held
David C. McCourt	46

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

Michael J. Mahoney	52

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

James DePolo	57

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

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Age	Positions Held
Donald P. Cawley	44

Senior Vice President of CTE since June 2000; Chief Accounting Officer of CTE since May 1999; Vice President and Controller of CTE from September 1997 to June 2000; Vice President and Controller of Commonwealth Telephone Company from February 1996 to September 1997; and Controller of Commonwealth Telephone Company from March 1992 to February 1996.

Raymond B. Ostroski	48

Senior Vice President, General Counsel and Corporate Secretary of CTE since February 2003; Vice President, General Counsel and Corporate Secretary of CTE from December 2002 to February 2003; Senior Corporate Counsel and Assistant Corporate Secretary of CTE from January 2002 to November 2002; Legal Consultant with RBO Consulting from January 1998 to December 2001; Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation from October 1997 to December 1997; Executive Vice President, General Counsel and Corporate Secretary of C-TEC Corporation from February 1991 to September 1997; Corporate Counsel and Assistant Corporate Secretary of C-TEC from August 1988 to February 1991; Associate Counsel of C-TEC from August 1985 to August 1988; and Attorney at the law firm of Hoegen & Marsh, PC from August 1983 to August 1985.

Raymond J. Dobe, Jr	56

Senior Vice President and General Manager of CTSI, LLC since December 2000; Senior Vice President of New Market Development, CTSI, from July 2000 to December 2000; Vice President and General Manager—Northeastern and Central PA Operations, CTSI, from July 1999 to June 2000; Vice President of Operations, Engineering and Customer Service, CTSI, from January 1998 to June 1999; Director of Operations, CTSI, from July 1997 to January 1998; Regional Director—Mid-Atlantic, Metropolitan Fiber Systems, Inc. from 1995 to 1997; District Manager—Mid-Atlantic Field Service, MCI Telecommunications, Inc. from 1993 to 1995; District Manager—Washington, DC and Northern VA, MCI Telecommunications, Inc. from 1990 to 1993.

George Farrell	46

Vice President of Corporate Services of CTE since February 2003; Vice President of Corporate Staff and Services of CTE from July 2000 to February 2003; Director, Corporate Staff and Services of CTE from December 1999 to July 2000; Director, Staff Operations for Commonwealth Telephone Company from February 1999 to December 1999; Senior Manager of Business Development of CTE from November 1998 to February 1999; Retired Lieutenant Colonel for the United States Air Force since October 1998; various positions within the United States Air Force from December 1978 to October 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Age	Positions Held
DG Gulati	53

Senior Vice President of Corporate Development of CTE since December 2002; Senior Vice President of Operations and Engineering of RCN Corporation from 2001 to 2002; Senior Vice President of Network Engineering of RCN Corporation from 1997 to 2000; Vice President of Business Development of C-TEC Corporation from 1995 to 1997; Director of Telecommunications of Cablevision Industries from 1994 to 1995; Assistant Vice President of Network Services of Warwick Valley Telephone Company from 1993 to 1994; and various positions with Rochester Telephone Corporation from 1982 to 1993.

Michael Loftus	55

Vice President of Operational Plans and Controls of CTE since February 2003; Senior Vice President and General Manager of Commonwealth Communications from August 2001 to February 2003; Senior Vice President and General Manager of Commonwealth Telephone Company from November 1999 to August 2001; Vice President and General Manager of epix® Internet Services and Commonwealth Communications from July 1999 to November 1999; Vice President of Commonwealth Communications from April 1997 to July 1999; Manager of Operations for Commonwealth Communications from September 1996 to April 1997; Director of Northeast Operations of Realcom Office Communications, Inc. from 1994 to 1996; General Manager of Binder Group Enterprises from 1990 to 1994; various positions within CTE from 1979 to 1990.

F. Andrew Logue	60

Vice President of Human Resources of CTE since August 2000; Corporate Vice President of Human Resources of National Service Industries from May 1993 to July 2000; Vice President of Human Resources of Lithonia Lighting from March 1987 to May 1993; Vice President of Human Resources of Health America Corporation from June 1985 to March 1987; Vice President of Human Resources—Hospital Company Division of American Hospital Supply Corporation from October 1980 to June 1985; Vice President of Human Resources—American Hospital Supply Division of American Hospital Supply Corporation from June 1976 to October 1980; and Director of Personnel—Harleco Division of American Hospital Supply Corporation from April 1974 to June 1976.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Age	Positions Held
Joe P. Mozden, Jr	40

Senior Vice President of Sales and Marketing of CTE since February 2003; Corporate Officer and head of LSSI’s National Electronic Access Business Unit from May 2000 to February 2003; NYC Area Sales Manager for Nortel Networks’ Enterprise Solutions from May 1999 to May 2000; Area Business Manager for Nortel Networks Bay Networks from February 1998 to May 1999; Director of Sales—Merger Strategies for Bell Atlantic from January 1997 to February 1998; Senior Sales Manager for NYNEX Systems Marketing from January 1994 to December 1996; Account Manager for New York Telephone from January 1992 to December 1993; Data Communications Sales Manager for NYNEX Systems Marketing from January 1989 to December 1991; Associate Director of New Product Design for New York Telephone from September 1985 to December 1988.

James F. Samaha	37

Senior Vice President and General Manager of Commonwealth Telephone Company since August 2001; Senior Vice President of Internet and Data Services of CTE from December 2000 to August 2001; Senior Vice President of Business Development of CTE from July 2000 to December 2000; Vice President and General Manager of Jack Flash® from June 1999 to July 2000; Vice President of CTE Finance from March 1998 to June 1999; Director of Corporate Development, and other management positions, AT&T Local Services (formerly Teleport Communications Group) from 1993 to 1998.

David G. Weselcouch	47

Senior Vice President of Investor Relations and Corporate Communications of CTE since June 2000; Vice President of Investor Relations and Corporate Communications of CTE from March 1999 to June 2000; Vice President of Investor Relations of CTE from 1998 to 1999; Director—Investor Relations of GTE Corporation from 1993 to 1998; Manager—Capital Markets Development and Administration of GTE Corporation from 1989 to 1993.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock is traded on the NASDAQ National Market (Symbol:CTCO); our Class B Common Stock is traded on the NASDAQ SmallCap Market (Symbol:CTCOB).

There were approximately 1,948 holders of the Company’s Common Stock and 317 holders of the Company’s Class B Common Stock on February 28, 2003, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-22 of this report.

Item 6.     Selected Financial Data

Information required under Item 6 of Part II is included on page F-23 of this report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required under Item 7 of Part II is included on pages F-1 to F-22 of this report.

Item 7.      (a) Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7 (a) of Part II is included on page F-16 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on pages F-48 to F-49 of this report.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-24 to F-50 of this report.

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2002, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder

Matters

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

Item 14.     Controls and Procedures

Within the 90 days prior to the filing date of this report, Commonwealth Telephone Enterprises, Inc. (“the Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules  13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15.     (a)(1) Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets—December 31, 2002 and 2001

Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Common Shareholders’ Equity for Years  Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

Report of Management

Item 15.     (a) (2) Financial Statement Schedules

Description

Condensed Financial Information of the Registrant for the Years Ended December 31, 2002, 2001 and 2000 (Schedule I)

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2002, 2001 and 2000 (Schedule II)

All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required.

Item 15.     (a)(3) Exhibits

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

  (c) Limited Liability Company Operating Agreement of CTSI, LLC dated June 30, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

  (d) Agreement and Plan of Merger between CTSI, Inc. and CTSI, LLC dated June 22, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

*(e)  Limited Liability Company Operating Agreement of CTE Telecom, LLC dated December 2, 2002.

*(f)  Agreement and Plan of Merger between Commonwealth Long Distance Company and CTE Telecom, LLC.

*(g)  Agreement and Plan of Merger between epix® Internet Services, Inc. and CTE Telecom, LLC.

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

*(g) Amendments to By-laws of Registrant (Article II, Section 1(c)) dated as of March 1, 2003.

*(h) Amendments to By-laws of Registrant (Article III, Section 3 and Section 4) dated as of October 28, 1994.

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

(g) Second Amended and Restated Line of Credit Agreement dated June 4, 2002 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

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

(c) C-TEC Corporation 1994 Stock Option Plan, as amended, is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64563.

(d) C-TEC Corporation Executive Stock Purchase Plan is incorporated herein by reference to Form S-8 Registration of Registrant filed with the Commission, Registration No. 33-64677.

(e) Tax sharing agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 5, 1997, (Commission File No. 0-22825).

(f) Assumption Agreement dated September 30, 1997 by and among Registrant, Cable Michigan, Inc. and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997, (Commission File No. 0-11053).

(g) Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

(h) 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, (Commission File No. 0-11053).

(i) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

(j) 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended and restated, is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000, (Commission File No. 0-11053).

(k) Letter Agreement dated September 19, 2000 regarding termination of employment and services as a Director by and between Commonwealth Telephone Enterprises, Inc. and Michael I. Gottdenker is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000, (Commission File No. 0-11053).

(l) Registration Rights Agreement dated February 7, 2002 between Registrant and Level 3 Communications, Inc. is incorporated herein by reference to Exhibit 10.13 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-82366.

(m) Consulting Agreement dated March 1, 2002, by and between CTE Services, Inc. and James DePolo d/b/a Westminster Marketing Associates is incorporated herein by reference to Exhibit 10(n) to the Company’s Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

(n) Amendment No. 1 effective May 15, 2002, to the CTE Equity Incentive Plan (formerly known as the CTEC Corporation 1996 Equity Incentive Plan) is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

(o) Commonwealth Telephone Enterprises, Inc. Bonus Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

(p) Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective September 5, 2002 is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, (Commission File No. 0-11053).

(q) Shelf Registration Agreement dated as of November 12, 2002 among Registrant, Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No.  333-101127.

* (21)  Subsidiaries of the Registrant

* (23)  Consent of Independent Accountants

* (24)  Powers of Attorney

(99) Additional Exhibits

(a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2-98305, 33-5723, 2-98306 and 33-13066 are incorporated herein by reference to Exhibit 28(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 0-11053).

*(b) Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15.     (b) Reports on Form 8-K

On October 28, 2002, the Company filed a report on Form 8-K to disclose the resignation of a member of our Board of Directors.

On December 12, 2002, the Company filed a report on Form 8-K announcing the pricing of a previously announced offering of 4,741,326 shares of its common stock held by Eldorado Equity Holdings, Inc., an indirect wholly-owned subsidiary of Level 3 Communications, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

Date: March 17, 2003

By:	/s/ DONALD P. CAWLEY

Donald P. Cawley Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 17, 2003

/s/ DONALD P. CAWLEY Donald P. Cawley	Senior Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 17, 2003
DIRECTORS:

/s/ DAVID C. MCCOURT David C. McCourt		March 17, 2003

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 17, 2003

/s/ MICHAEL A. ADAMS Michael A. Adams		March 17, 2003

/s/ JAMES Q. CROWE James Q. Crowe		March 17, 2003

/s/ FRANK M. HENRY Frank M. Henry		March 17, 2003

Signature	Title	Date

/s/ RICHARD R. JAROS Richard R. Jaros		March 17, 2003

/s/ DANIEL E. KNOWLES Daniel E. Knowles		March 17, 2003

/s/ DAVID C. MITCHELL David C. Mitchell		March 17, 2003

/s/ EUGENE ROTH Eugene Roth		March 17, 2003

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 17, 2003

/s/ TIMOTHY J. STOKLOSA Timothy J. Stoklosa		March 17, 2003

/s/ JOHN J. WHYTE John J. Whyte		March 17, 2003

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications-related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control, with the Common Stock having one vote per share and Class B Common Stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit Sons’, which has since become Level 3 Communications. In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”).

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which we refer to as our RLEC “edge-out” operations, and is a competitive local exchange carrier (“CLEC”). We also have another business segment

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

labeled “Other,” which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; Jack Flash® (“Jack Flash”), a broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access and digital connectivity solutions; Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; and Commonwealth Long Distance Company (“CLD”), a long-distance reseller. Both epix and Jack Flash results included in Other represent the portion of these businesses in CT’s territory. Other also includes our corporate financing entity.

As of December 31, 2002, CT served over 337,800 switched access lines. In 1997, we formally launched our facilities-based CLEC, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these “expansion” markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to grow our adjusted EBITDA and significantly reduced our capital needs. We completed our withdrawal from these markets by June 30, 2001.

CTSI served over 126,000 switched access lines as of December 31, 2002, which were mainly business customers. Recently, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market.

Revenue

CT revenue is derived primarily from access, local service, enhanced services and intraLATA toll. IntraLATA toll revenue is derived from customers who have chosen us to provide intrastate long-distance service. Access revenue consists primarily of charges paid by long-distance companies for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, such as Caller ID and Call Waiting.

CTSI’s revenue is derived primarily from access, local service, point-to-point circuit, Internet access, DSL, local long-distance and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes a portion of the revenue from epix and Jack Flash and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

this segment consists of dial-up Internet access revenue charges from customers within CT’s service territory and non-CTSI customers outside CT’s territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within CT’s service territory. Commonwealth Communications generates revenue primarily from telecommunications projects, including installation of PBX systems for business customers, cabling projects and telecommunications systems design. Commonwealth Long Distance primarily derives its revenue from long-distance customers within CT’s operating territory.

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from a third party provider. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur line-related capital expenditures associated with access line growth, expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in CT and CTSI territories. Capital expenditures associated with access line growth, comprising a significant portion of our overall capital spending, are success-based and therefore result in incremental revenue.

Selected Segment Data

Adjusted EBITDA

We provide, as supplemental data, our adjusted EBITDA on both a consolidated and segment basis. We define adjusted EBITDA as earnings before interest, taxes, voluntary retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities. We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business; and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies.

A reconciliation of net income (loss) to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Net income (loss)	$57,124	$43,132	$(55,449)
Equity in income of unconsolidated entities	(2,384)	(2,089)	(2,020)
Provision (benefit) for income taxes	33,853	20,895	(22,326)
Other income, net	(242)	(303)	(589)
Interest expense	10,483	18,348	20,971
Interest and dividend income	(2,239)	(3,222)	(3,607)

Operating income (loss)	96,595	76,761	(63,020)

Voluntary retirement program	2,333	5,388	—
Restructuring charges (reversals)	(3,940)	(9,287)	99,713
Depreciation and amortization	68,216	64,582	58,428

Adjusted EBITDA	$163,204	$137,444	$95,121

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Data Tables

We have included certain segment financial data in the tables below:

	For the Years Ended December 31,
	2002	2001	2000
Sales:
CT	$198,836	$189,264	$182,223

CTSI—edge-out	84,006	73,061	53,143
CTSI—expansion	—	5,563	12,413

Total CTSI	84,006	78,624	65,556

Other	35,713	38,726	43,270

Total	$318,555	$306,614	$291,049

	For the Years Ended December 31,
	2002	2001	2000
Operating income (loss):
CT	$83,397	$78,713	$73,021

CTSI—edge-out	10,714	2,540	(8,252)
CTSI—expansion*	3,940	6,637	(121,362)

Total CTSI	14,654	9,177	(129,614)

Other	(1,456)	(11,129)	(6,427)

Total	$96,595	$76,761	$(63,020)

(*)	Years ended December 31, 2002 and 2001 include restructuring reversals of $3,940 and $9,287, respectively. Year ended December 31, 2000 includes a restructuring charge of $99,713.

	For the Years Ended December 31,
	2002	2001	2000
Adjusted EBITDA:
CT	$128,824	$120,906	$110,049

CTSI—edge-out	29,627	19,402	2,814
CTSI—expansion	—	(2,650)	(16,168)

Total CTSI	29,627	16,752	(13,354)

Other	4,753	(214)	(1,574)

Total	$163,204	$137,444	$95,121

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	As of December 31,
	2002	2001	2000
Access lines:
CT access lines	337,849	330,666	315,669

CTSI—edge-out access lines	126,649	112,396	97,174
CTSI—expansion access lines	—	—	25,373

Total CTSI access lines	126,649	112,396	122,547

Total	464,498	443,062	438,216

2002 vs 2001

For the year ended December 31, 2002, our consolidated sales increased 3.9% to $318,555. Higher sales at CT of $9,572 and CTSI of $5,382 contributed to the increase, but were partially offset by a decline in Other sales of $3,013. Operating income increased $19,834 primarily as a result of the increase in consolidated sales and lower costs in providing these sales, a decrease in costs due to our exit from the CTSI expansion markets and lower charges in 2002 in connection with the Voluntary Retirement Program that was initiated in December 2001. This increase in operating income was partially offset by an increase in depreciation expense of $3,634 and a lower positive settlement in 2002 associated with our 2000 restructuring charge. Net income increased by $13,992 in 2002 primarily due to the increase in operating income and a decrease in interest expense of $7,865, partially offset by an increase in income taxes of $12,958. Net income was $57,124 or $2.41 per diluted share and $43,132 or $1.83 per diluted share for the years ended December 31, 2002 and 2001, respectively.

Commonwealth Telephone Company

CT’s sales were $198,836 and $189,264 for the years ended December 31, 2002 and 2001, respectively. The sales increase of $9,572 or 5.1% is primarily due to higher access revenues and an increase in local service and enhanced services revenues. The increase in revenue is offset by lower intraLATA toll revenues and a charge due to the write-off of WorldCom receivables. The increase in revenue is attributable to an increase in installed access lines of 7,183 or 2.2%. The increase in CT’s access lines is due to a 5.5% growth in the number of business lines installed. The continued marketing of residential additional lines resulted in an increase in residential additional line penetration from 39.4% in 2001 to 40.4% in 2002. The sales increase was partially offset by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue.

Interstate access revenue increased $6,134 resulting from an increase in the National Exchange Carrier Association (“NECA”) average schedule formulas, growth in access lines, an increase in special access circuits and an increase in minutes of use. State access revenue increased $4,266 primarily as a result of an increase in minutes and access line growth. Local service revenue increased $1,591 as a result of an increase in access lines and a gross domestic product price index (“GDPPI”) rate increase of $0.21 for substantially all dial-tone lines in May 2002. In addition, enhanced service revenue increased $1,348 primarily from Caller ID and certain other custom calling features. IntraLATA toll revenue decreased $1,451 primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory. We expect this trend to continue at a rate consistent with historical trends.

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and voluntary retirement program (“costs and expenses”) were $68,812 and $67,158 for the years ended December 31, 2002 and 2001, respectively. CT’s costs and expenses increased $1,654 or 2.5% as a result

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

of higher payroll costs resulting from annual salary increases and performance-based incentives, partially offset by savings due to the Voluntary Retirement Program. Also contributing to the increase are higher expenses for additional advertising and higher data base dip charges due to the growth in Caller ID revenues, partially offset by favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

CTSI

CTSI sales were $84,006 (edge-out $84,006; expansion $0) and $78,624 (edge-out $73,061; expansion $5,563) for the years ended December 31, 2002 and 2001, respectively. This increase of $5,382 (edge-out $10,945; expansion ($5,563)) in sales represents an increase in local service, access and customer point-to-point circuit revenues. This increase included a reduction in access revenue resulting from a modification to certain transport billings related to access trunking. This modification is a result of a potential dispute between CTSI and Verizon regarding billing for these transport trunking facilities. We are currently in discussions with Verizon to settle this matter, and while complete assurance cannot be given as to the outcome of these discussions, we believe it will not be material to our financial position or results of operations. The increase in revenue is in part a result of an increase in installed access lines. For the year ended December 31, 2002, CTSI edge-out markets had 126,649 installed access lines as compared to 112,396 at December 31, 2001, an increase of 14,253 or 12.7%. Also contributing to the increase in revenue was an increase in Internet service provider (“ISP”) traffic. For the year ended December 31, 2002, CTSI recorded $11,961 or 14.2% of its edge-out market revenues from compensation revenue associated with ISP traffic, as compared to $10,242 or 14.0% for the same period last year. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $2,722 in point-to-point circuit revenue.

Costs and expenses were $53,983 (edge-out $53,983; expansion $0) and $61,476 (edge-out $53,263; expansion $8,213) for the years ended December 31, 2002 and 2001, respectively. The decrease of $7,493 (edge-out $720; expansion ($8,213)) is primarily due to the decline in the expenses of the expansion markets due to our exit from those markets. The increase in costs in the edge-out markets is due to additional circuit rental expense, higher management information systems charges and increased payroll costs resulting from annual salary increases and performance-based incentives. These higher expenses were substantially offset by reduced bad debt expense due to improved collection efforts and a reduction in terminating access charges from independent local exchange carriers.

Other

Other sales were $35,713 and $38,726 for the years ended December 31, 2002 and 2001, respectively. The decrease of $3,013 or 7.8% is primarily due to a decrease in CC and CLD sales, offset by an increase in Jack Flash sales.

CC sales decreased $1,792 or 11.1% primarily due to a decrease in Business Systems upgrade sales and non-recurring Premises Distribution Systems cabling sales. CLD sales declined $1,664 or 27.0% as a result of customers switching to alternate long-distance providers due to CLD’s above-average long-distance rates. epix sales decreased $462 or 3.2% versus 2001 due to a decrease in dial-up subscribers. In the second half of 1999, we commenced offering our DSL product line, Jack Flash. At December 31, 2002, Jack Flash had a total of 9,705 installed DSL subscribers as compared to 7,031 at December 31, 2001, contributing to its increase in revenue of $905.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Other costs and expenses were $31,356 and $39,336 for the years ended December 31, 2002 and 2001, respectively. CC costs and expenses were $13,144 and $15,016 for the years ended December 31, 2002 and 2001, respectively. The decrease of $1,872 is the result of decreased costs associated with a decrease in sales. CLD costs and expenses decreased $4,299 or 64.8% primarily due to the decrease in sales. CLD costs also decreased due to a tentative operating tax settlement of $2,589 recorded in the fourth quarter. epix costs and expenses decreased $1,094 due to lower transport costs, a reduction in headcount and reduced bad debt expense due to improved collection efforts. Costs and expenses related to Jack Flash decreased $1,112 due to lower advertising costs and a reduction in other costs to roll out this new product offering.

Management Fees

Management fees were $1,200 and $1,200 for the years ended December 31, 2002 and 2001, respectively. These fees are paid to RCN and include Office of the Chairman and are not the result of arm’s-length negotiations between unrelated parties.

Adjusted EBITDA (Earnings before interest, taxes, voluntary retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

Adjusted EBITDA was $163,204 and $137,444 for the years ended December 31, 2002 and 2001, respectively. The increase of $25,760 or 18.7% is primarily due to decreased consolidated costs and expenses and increased consolidated sales. The adjusted EBITDA for the year ended December 31, 2001, includes losses in the CTSI expansion markets of $2,650.

Depreciation and Amortization

Depreciation and amortization primarily reflect depreciation on telephony operating plant. Depreciation and amortization was $68,216 and $64,582 for the years ended December 31, 2002 and December 31, 2001, respectively. The increase is due primarily to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 2001 and 2002.

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

During December 2000, we reduced our workforce by approximately 220 employees and as of December 31, 2001 we reduced our workforce by an additional 33 employees who had remained to facilitate the transition of customers to other service providers. No workforce reductions related to this restructuring occurred in 2002.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

No further workforce reductions as a result of this restructuring will occur. Compensation cost related to these employees for the year 2000 was approximately $7.5 million and approximately $0.8 million in 2001.

Employee termination benefits associated with this workforce reduction and included in the restructuring charge was $2,628. Of this liability, $2,534 was paid and the remaining $94 was reversed in 2001.

Also included in accrued restructuring expense were estimated incremental costs associated with financial advisory, legal and other fees of $3,500. In 2000 and 2001, $1,328 was paid, with $1,600 reversed in 2001 as a result of favorable negotiations of commitments. In 2002, $41 of this liability was paid and the remaining $531 was reversed due to lower than anticipated legal expenses.

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid and $4,558 was reversed from the cancellation of a committed equipment purchase that was favorably negotiated, the sale of certain assets and the assignment of certain leases to another CLEC, and a favorable building lease settlement. In 2002, $1,371 of this liability was paid and $3,409 was reversed due to the elimination of liabilities associated with certain customer contracts.

The remaining $2,029 of liability for contract terminations and settlements relates primarily to early termination penalties for customer contracts and network circuits for which payments are expected to continue through the end of 2003. We will continue to evaluate and update our estimation of the remaining liabilities.

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

The write-down of the assets to be disposed of was a direct result of our unwillingness to incur the capital requirements necessary to grow these markets and make them profitable; and accordingly, no future cash flows from these assets could be anticipated. Excluding the items included in the restructuring charge, we are not aware of any events or circumstances that would suggest the carrying amount of our remaining assets would not be recoverable.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total
Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Accrued restructuring expense comprises the following:

	2000			2001			2002
	Provision	Payments	Balance December 31,	Payments	Reversal of Provision	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—	$—	$—	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356	(1,361)	(2,966)	2,029
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453	(10)	(443)	—
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572	(41)	(531)	—

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381	$(1,412)	$(3,940)	$2,029

Voluntary Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets, and therefore, nearly 80% of the cost was non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 ($3,502 after-tax) of which $4,120 represented non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 related to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,516 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related primarily to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 related to medical insurance and other program expenses. Our estimated remaining liability at December 31, 2002, is $1,296, primarily representing medical insurance.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on CTE’s revolving credit facilities and amortization of debt issuance

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

costs. We used interest rate swaps on floating rate debt to hedge against interest rate exposure. Interest expense was $10,483 for the year ended December 31, 2002 as compared to $18,348 for the year ended December 31, 2001. The decrease of $7,865 is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT’s mortgage note payable to CoBank decreased as a result of scheduled principal payments. The decrease is also due to the recording in the fourth quarter 2002 of interest on a tentative operating tax settlement of $1,518.

Income Taxes

Our effective tax rates were 37.2% and 32.6% for the years ended December 31, 2002 and 2001, respectively. In 2002, we received a one-time beneficial impact from recently enacted tax law changes in Pennsylvania for net operating loss (“NOL”) carryforwards. Our lower 2001 effective rate was due to tax benefits of approximately $7.3 million recorded as a result of tax strategies implemented during the year. These strategies included allowing the state of Pennsylvania tax losses of CTSI to be offset against state of Pennsylvania taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. In addition, the 2001 effective tax rate reflects the utilization of deferred tax assets that were not realizable prior to the implementation of these strategies. We received continued savings from these tax strategies in 2002. We anticipate our 2003 effective tax rate to be approximately 40%, which reflects continued savings from these tax strategies. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

2001 vs 2000

For the year ended December 31, 2001, our consolidated sales increased 5.3% and were $306,614 and $291,049 for the years ended December 31, 2001 and 2000, respectively. Higher sales at CT of $7,041 and CTSI of $13,068 contributed to the increase, but were partially offset by a decline in Other sales of $4,544. Operating income increased $139,781 primarily as a result of the restructuring charge of $99,713 related to CTSI, the reversals in 2001 of $6,252 of restructuring charges and gain on sale of a portion of our New York expansion markets assets of $3,035 and a decrease in costs and expenses of $25,958 primarily due to our exit from the CTSI expansion markets. This increase in operating income was partially offset by an increase in depreciation expense of $6,154 and a charge of $5,388 recorded in connection with the 2001 Voluntary Retirement Program. Net income increased by $98,581 in 2001 primarily due to the increase in operating income and a decrease in interest expense of $2,623, partially offset by an increase in income taxes of $43,221. Net income (loss) was $43,132 or $1.83 per diluted share and ($55,449) or ($2.46) per diluted share for the years ended December 31, 2001 and 2000, respectively.

Commonwealth Telephone Company

CT’s sales were $189,264 and $182,223 for the years ended December 31, 2001 and 2000, respectively. The sales increase of $7,041 or 3.9% is primarily attributable to increases in access revenue of $6,012 and local service revenue of $1,064. The increase in access revenue is primarily due to increased state access revenue of $3,190 resulting from an increase in intraLATA and ITORP terminating minutes, partially offset by a reduction in the state tax adjustment surcharge. Interstate access revenue increased $2,833 primarily as a result of an increase in the NECA average schedules. The increase in local and access revenue is also the result of an increase in access lines of 14,997 or 4.8%. The increase in CT’s access lines is primarily due to the successful marketing of residential additional lines, resulting in increased residential additional line penetration from 35.2% in 2000 to 39.4% in 2001. CT also experienced a 7.5% growth in the number of business lines installed. In addition,

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

enhanced service revenue increased $945 or 10.3% primarily as a result of higher sales of Caller ID and custom calling features. Toll revenue decreased $1,671 primarily as a result of a loss of market share due to customers selecting alternate service providers with lower rate offerings and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory.

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and voluntary retirement program (“costs and expenses”) were $67,158 and $70,974 for the years ended December 31, 2001 and 2000, respectively. CT’s costs and expenses decreased $3,816 or 5.4% as a result of favorable reductions in Pennsylvania capital stock tax and PURTA taxes. Also contributing to the decrease are lower costs associated with reduced intraLATA toll minutes and a portion of the expenses charged in 2000 associated with the separation of CTE’s former president and chief executive officer that did not recur in 2001. These decreases are partially offset by an increase in payroll and benefits resulting from annual salary increases and quarterly performance-based incentives and higher costs associated with increased penetrations of enhanced services, particularly Caller ID, and higher information systems charges due to increased capacity requirements.

CTSI

CTSI sales were $78,624 (edge-out $73,061; expansion $5,563) and $65,556 (edge-out $53,143; expansion $12,413) for the years ended December 31, 2001 and 2000, respectively. This increase of $13,068 (edge-out $19,918; expansion ($6,850)) in local service, access and customer point-to-point circuit revenues is principally a result of CTSI’s continued penetration in the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets, the original three RLEC “edge-out” markets. At December 31, 2001, CTSI edge-out markets had 112,396 installed access lines as compared to 97,174 at December 31, 2000, an increase of 15,222 or 15.7%. Also contributing to the increase in revenue was an increase in ISP traffic and recurring trunking charges. For the year ended December 31, 2001, CTSI recorded $10,242 or 14.0% of its edge-out market revenues from compensation revenue associated with ISP traffic, as compared to $4,026 or 7.6% for the same period in 2000.

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

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Adjusted EBITDA (Earnings before interest, taxes, voluntary retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities)

Adjusted EBITDA was $137,444 and $95,121 for the years ended December 31, 2001 and 2000, respectively. The increase of $42,323 or 44.5% is primarily due to lower costs and expenses, resulting from our exit from the CTSI expansion markets, and increased consolidated sales.

Depreciation and Amortization

Depreciation and amortization primarily reflects depreciation on telephony operating plant. Depreciation and amortization was $64,582 and $58,428 for the years ended December 31, 2001 and December 31, 2000, respectively. The increase is due primarily to a higher depreciable plant balance as a result of CT and CTSI capital expenditures in 2000 and 2001.

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). The restructuring charge included employee termination benefits ($2,628), contract terminations ($15,294), asset write-down and disposition costs ($78,291) and costs associated with investment advisory and other fees ($3,500). As of December 31, 2001, $10,075 of this liability was paid and $6,252 was reversed. See Restructuring Charges (Reversals) for 2002 vs 2001 in this Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements for additional information.

Voluntary Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

accept this program prior to year-end 2001, approximately 70% of the total VRP costs were recorded in the 2001 fourth quarter. See Voluntary Retirement Program for 2002 vs 2001 in this Management’s Discussion and Analysis.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on CTE’s revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on floating rate debt to hedge against interest rate exposure. Interest expense was $18,348 for the year ended December 31, 2001 as compared to $20,971 for the year ended December 31, 2000. The decrease of $2,623 is due to lower interest rates on variable rate debt not subject to interest rate swaps and lower debt outstanding.

Income Taxes

Our effective tax rates were 32.6% and 28.7% for the years ended December 31, 2001 and 2000, respectively. The lower rate in 2000 is due primarily to the significant losses recorded by CTSI resulting from the restructuring and the associated charge to income. We estimate that had the restructuring and associated charge not occurred, our effective tax rate would have been approximately 57%. Our exit from the expansion markets and CTSI’s edge-out market profitability allowed us to reduce our 2001 effective tax rate to approximately 43% before the implementation of our other tax strategies. The further reduction in the 2001 effective rate is due to tax benefits of approximately $7.3 million recorded as a result of tax strategies implemented during 2001. These strategies included allowing the state of Pennsylvania tax losses of CTSI to be offset against state of Pennsylvania taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. In addition, the 2001 effective tax rate reflects the utilization of deferred tax assets that were not realizable prior to the implementation of these strategies. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

Liquidity and Capital Resources:

	December 31,
	2002	2001
Cash and temporary cash investments	$34,935	$27,298
Working capital deficit	$(40,759)	$(73,103)
Long-term debt (including current maturities and notes payable)	$151,309	$225,319

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $210,000 at December 31, 2002 and $145,000 at December 31, 2001.

	December 31, 2002		December 31, 2001
	Balance	Available	Balance	Available
Revolving credit facility	$30,000	$210,000	$95,000	$145,000
Credit agreement—CoBank	56,309	—	65,319	—
Revolving line of credit—CoBank	65,000	—	65,000	—

Total	$151,309	$210,000	$225,319	$145,000

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Cash and temporary cash investments were $34,935 at December 31, 2002 as compared to $27,298 at December 31, 2001. Our working capital ratio was .75 to 1 at December 31, 2002 as compared to .60 to 1 at December 31, 2001. The net increase is a result of increased liquidity provided by operations and reductions in capital spending.

	As of December 31,
Net cash provided by (used in):	2002	2001	2000
Operating activities	$131,178	$119,336	$68,941
Investing activities	(50,251)	(62,297)	(136,110)
Financing activities	(73,290)	(66,787)	83,032

For the year ended December 31, 2002, our net cash provided by operating activities was $131,178 comprised of net income of $57,124, non-cash depreciation and amortization of $68,216 and other non-cash items and working capital changes of $5,838. Net cash used in investing activities of $50,251 consisted primarily of additions to property, plant and equipment of $53,374. Net cash used in financing activities of $73,290 consisted primarily of the net redemption of debt of $74,010, partially offset by proceeds of stock option exercises of $720.

In June 1999, we amended and restated the provisions of our $125,000 unsecured (subject to certain restrictions) revolving credit facility to provide for an increase in the aggregate commitments under the revolving credit facility to $240,000, extend the maturity date of the credit facility to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. Throughout 2002, we reduced our outstanding borrowings by $65,000 on the revolving credit facility. The facility contains restrictive covenants that, among other things, require us to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. We do not believe that these covenants will materially restrict our activities.

We maintain a credit agreement with CoBank at interest rates which are based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2002, the weighted average interest rate was 5.06% on borrowings of $56,309.

An amended revolving line of credit agreement with CoBank was entered into on June 4, 2002, that extended the availability of credit to June 2003. The aggregate amount outstanding on this commitment was $65,000 at December 31, 2002 and 2001. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. We expect to refinance the debt when it becomes due in June 2003.

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

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

On April 2, 2002, we completed a 4,898,000 share secondary offering of our Common Stock. In December 2002, a 4,741,326 share secondary offering of our Common Stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings. After these transactions, Level 3 Communications, Inc. owns 1,017,061 shares of our Class B Common Stock and no shares of our Common Stock. We may, from time to time, consider purchasing some or all of our shares held by Level 3 Communications, Inc. and its affiliates in one or more transactions and may finance these purchases through public or private offerings of equity or debt, operating cash flows and/or bank loans. These shares are subject to a registration rights agreement pursuant to which we are obligated to pay certain expenses in connection with their registration.

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the Notes to the Financial Statements and cross referenced in the tables below.

The following table discloses aggregate information about our contractual obligations as of December 31, 2002, and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Debt maturing within one year	$74,010	$74,010	$—	$—	$—	8
Long-term debt	77,299	—	57,030	18,020	2,249	8
Operating leases	22,096	2,916	5,716	3,250	10,214	12
Unconditional purchase obligations (2)	14,468	7,109	7,359	—	—	12

Total contractual cash obligations	$187,873	$84,035	$70,105	$21,270	$12,463

The following table discloses aggregate information about our commercial commitments. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our Consolidated Balance Sheets:

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Letters of credit and financial guarantees	$—	$—	$—	$—	$—	12

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table discloses aggregate information about our derivative financial instruments, the source of fair value of these instruments and their maturities:

	Fair Value of Contracts at Period-End
Source of fair value	Total Fair Value	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference (1)
Prices provided by external sources (3)	$(6,341)	$(335)	$(2,444)	$(3,562)	$—	13

(1)	Refers to the Notes to our Consolidated Financial Statements included herein.
(2)	Represents a commitment for the provision to us of data processing services and the management of our data processing operations.
(3)	Fair value of interest rate swaps at December 31, 2002 was provided by the counterparties to the underlying contracts using consistent methodologies.

Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2002	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed long-term debt	$28,512	$29,526	$29,430	$29,622
Variable long-term debt and notes payable	$122,797	$122,797	$121,473	$124,148

We manage our interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps. In the second quarter of 2001, we entered into additional interest rate swap agreements totaling $55,000 in order to maintain a targeted mix of floating and fixed rate debt. Two of our interest rate swaps totaling $25,000 matured in the second quarter 2002, and were not renewed. Additionally, one interest rate swap of $15,000 matured in the third quarter 2002, and did not renew.

The table below provides information about our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to us by the financial institutions with which we have swap contracts using consistent valuation methodologies.

	Maturity Date	Fixed Interest Rate	Notional Amount	Approximate Fair Value as of December 31, 2002
Variable to Fixed:
Hedge 3	2004	5.78%	$20,000	$(1,272)
Hedge 4	2004	6.13%	$15,000	$(1,172)
Hedge 6	2006	5.40%	$35,000	$(3,562)
Hedge 7	2003	4.75%	$20,000	$(335)

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

These critical accounting policies include the following:

•	Local telephone service revenue is recorded when services are provided and based on tariffed rates. Telephone network access and long-distance service revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association. Final interstate revenues are based on nationwide average costs applied to certain demand quantities.

•	The majority of our customer pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments to reported revenues in future periods.

•	We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.

•	We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, salvage values and fixed asset lives in order to assess depreciation rates.

•	We review the valuation of accounts receivable on a periodic basis. The allowance for doubtful accounts is estimated based on historical experience and future expectations of conditions that may impact our ability to collect on our accounts receivable.

•	Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. We record a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We disclose the matter if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 10 to the Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligation and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Related and Like Parties

Level 3 Communications, Inc. (“Level 3”) holds a significant portion of the voting power in our class B equity securities. Four of our directors are also directors of Level 3. Level 3 has significant influence over the election of our directors and our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In 2002, with the oversight and recommendation of an independent committee of the Board of Directors, we entered into two registration rights agreements with Level 3 relating to the common shares and class B shares Level 3 beneficially owned. During 2002, Level 3 sold all of the common shares it beneficially owned in two underwritten offerings pursuant to these agreements. Level 3 may make up to two additional demands with respect to the class B common shares it beneficially owns.

We have existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3. Our Chairman, David C. McCourt, is also the Chairman and CEO of RCN Corporation, a facilities-based telecommunications company. Seven of our directors also serve on the Board of Directors of RCN. Recently, the Company terminated a month-to-month long-distance resale agreement and a management service agreement with RCN. Also, Level 3 owns approximately 24% of the outstanding equity securities of RCN.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We were required to adopt SFAS No. 143 effective January 1, 2003 and will record an after-tax benefit of approximately $13.0 million as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Further, we believe that the adoption of this pronouncement will not have a material effect on our ongoing financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for fiscal years ending after December 31, 2002. The adoption of this pronouncement will not impact our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to a fair-value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123 “Accounting for Stock Based Compensation.” Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement will not impact our financial position or results of operations.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

CT is currently seeking an exogenous event adjustment for approximately $3.3 million in revenues lost due to the bankruptcies of two large interexchange carriers in 2002. Absent this adjustment, CT would be required under the terms of its plan to reduce rates by approximately 1.25% in 2003 due to the low rate of inflation experienced in the previous year. CT has not proposed to increase any rates, but to defer required rate reductions until the amount of the bankruptcy losses has been recovered. The PUC has not yet ruled on this petition, and the outcome of this proceeding is uncertain.

The state law authorizing this alternative form of regulation for CT and other incumbent LECs in Pennsylvania is scheduled to sunset on December 31, 2003. The Pennsylvania legislature must reenact the enabling legislation prior to this sunset date in order to ensure continuation of alternative regulation. In late 2002, representatives of CT appeared at two preliminary legislative hearings, and we plan to be actively involved in the legislative process, both individually and through our membership in various industry organizations, to renew the legislation. At this time it is unknown whether, or in what form, the law may be reenacted, or whether or under what terms the PUC might continue alternative regulation on its own discretion absent specific action by the legislature, and thus we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

The Public Utility Commission is currently considering intrastate access reform and universal service funding reform for independent local exchange carriers in Pennsylvania. At this time, we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 31.7% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”) and a Long Term Support Fund.

During 2002, NECA and CT implemented new rules adopted by the FCC in 2001 that required a reduction in access charges to IXCs, an increase in subscriber line charges to customers and the creation of a universal funding mechanism funded by all local and interexchange carriers. In addition to the above modifications to the NECA funding mechanisms, the FCC has also released a Notice of Proposed Rulemaking (“NOPR”) under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

CT, CTSI and CLD are required to make contributions to the Federal Universal Service Fund, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. The FCC made relatively modest changes to the contribution formulas in 2002. The FCC is currently considering further changes to its Universal Service Fund regulations that, if adopted, would alter the basis upon which Universal Service Fund contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear whether the FCC will adopt any of these proposals. Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania Public Utility Commission before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC.

However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has recently received limited requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers. CT is currently negotiating with one or more telecommunications carriers for such limited interconnection. At this time, we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

Effective February 1, 2003, CT entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months and must be approved by the PUC. Under the terms of the agreement, CT and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.042 per minute, dropping to $0.03 per minute on January 1, 2004, and dropping to $0.02 per minute on June 1, 2004.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

On September 19, 2001, Verizon was granted permission to provide long-distance services to Pennsylvania customers after the FCC determined that Verizon had met its obligations under the 14-point competitive checklist established by the Telecommunications Act of 1996. Verizon is now able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI already offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI now that it is able to offer all of the same services as CTSI.

Under the Telecommunications Act of 1996, the Pennsylvania Public Utility Commission has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The Commission operates within a framework of national rules adopted by the FCC governing network element unbundling. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

On February 20, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. The full text of these rules has not yet been released and we are unable to analyze their impact at this time. However, the FCC’s preliminary announcement of its ruling indicates that the rules are not likely to have a material impact on CTSI’s “on-net” services, which now account for 52% of its access lines, or on its “on-switch” services, which (together with “on-net” services) now account for 98% of its access lines. The FCC’s rules are likely to be subject to judicial review, but we are unable to predict the outcome of these developments or their potential effect on CTSI’s operations at this time.

In October 2002, the PUC directed Verizon to recalculate the rates it charges CTSI and other telecommunications carriers for unbundled network elements. We expect that the recalculation of rates will result in some change in the costs incurred by CTSI to purchase these elements, although we are unable at this time to predict what the new rates will be. The Commission also stated that it would review the impact of the recalculated rates on Verizon’s four density cells. Since the areas served by CTSI are located in higher-cost density cells, the Commission’s decision to review Verizon’s geographic deaveraging of rates may lead to some cost reduction, but this remains uncertain until the Commission completes its review.

The Pennsylvania Public Utility Commission is currently considering a request made by Verizon-PA to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. CTSI has intervened in the case in opposition to this request. At this time, we are unable to predict the outcome of this proposal.

On October 8, 2002, the Pennsylvania Public Utility Commission entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

assigning and populating NXX codes in exchanges where no physical LEC presence exists for the carrier responsible for the NXX code. The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. At this time we are unable to predict the outcome of this proceeding, or its possible effect on our results of operations or financial condition.

In 2001, the FCC adopted new rules to limit the access charges of non-dominant providers. Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than $0.018 per minute. In June 2003, this rate ceiling will be reduced to $0.012 per minute; and, after June 2004, CTSI will be required to reduce its interstate access charges to levels no higher than those charged by Verizon (which we anticipate will be approximately $0.0055 per minute under the FCC’s rules for large incumbent carriers).

Also in 2001, the FCC adopted new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers (“ISPs”). Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio will be limited (under certain conditions) to $0.0010 per minute until June 2003, and $0.0007 per minute thereafter. In addition, the total number of minutes for which CTSI can collect compensation at these rates is capped based on the number of minutes CTSI terminated in the first quarter 2001. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and thus the current compensation scheme will remain in effect pending the remand.

These FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total revenues. For the year ended December 31, 2002, CTSI recorded approximately $11,961 or 14.2% of its revenues from compensation revenue from ISP traffic. This compares to $10,242 or 14.0% for the same period last year. Of these amounts, local reciprocal compensation associated with ISP traffic was $3,575 or 1.1% and $3,992 or 1.3% of our total consolidated revenues (excluding expansion revenue) for the years ended December 31, 2002 and December 31, 2001, respectively. Revenues from interstate access charges represented approximately 1.3% and 1.2% of our consolidated revenues, excluding expansion markets, for the years ended December 31, 2002 and 2001, respectively.

Effective February 1, 2003, CTSI entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months and must be approved by the PUC. Under the terms of the agreement, CTSI and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.0035 per minute, which is comparable to the per minute compensation rate CTSI has in place with Verizon Telephone Company.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Thousands of Dollars, Except Per Share Amounts)

For the Years Ended December 31,

	2002	2001	2000	1999	1998
Sales	$318,555	$306,614	$291,049	$260,892	$225,734
Net income (loss)	57,124	43,132	(55,449)	21,972	20,455
Diluted earnings per share	2.41	1.83	(2.46)	0.95	0.36
Dividends per share	—	—	—	—	—
Total assets	554,039	564,604	582,844	531,716	432,942
Long-term debt, net of current maturities	77,299	151,309	260,319	188,328	116,838
Redeemable preferred stock	—	—	—	—	52,000

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$318,555	$306,614	$291,049

Costs and expenses (excluding other operating expenses itemized below)	154,151	167,970	193,928
Management fees, related party	1,200	1,200	2,000
Depreciation and amortization	68,216	64,582	58,428
Restructuring charges (reversals) (see Note 4)	(3,940)	(9,287)	99,713
Voluntary retirement program	2,333	5,388	—

Operating income (loss)	96,595	76,761	(63,020)
Interest and dividend income	2,239	3,222	3,607
Interest expense	(10,483)	(18,348)	(20,971)
Other income, net	242	303	589

Income (loss) before income taxes	88,593	61,938	(79,795)
Provision (benefit) for income taxes	33,853	20,895	(22,326)

Income (loss) before equity in unconsolidated entities	54,740	41,043	(57,469)
Equity in income of unconsolidated entities	2,384	2,089	2,020

Net income (loss)	57,124	43,132	(55,449)

Cumulative effect of accounting change for derivative instruments, net of tax	—	(182)	—
Unrealized loss on derivative instruments, net of tax	(1,243)	(2,697)	—
Minimum pension liability adjustment, net of tax	(2,839)	—	—

Comprehensive net income (loss)	$53,042	$40,253	$(55,449)

Basic earnings per share:
Net income (loss)	$2.44	$1.86	$(2.46)
Weighted average shares outstanding	23,390,939	23,157,784	22,541,138
Diluted earnings per share:
Net income (loss)	$2.41	$1.83	$(2.46)
Weighted average shares and common stock equivalents outstanding	23,664,322	23,575,757	22,541,138

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and temporary cash investments	$34,935	$27,298
Accounts receivable, net of allowance for doubtful accounts of $5,520 in 2002 and $3,047 in 2001	37,819	34,042
Income taxes receivable	30	475
Accounts receivable from related parties	690	249
Unbilled revenues	14,357	15,558
Material and supply inventory, at average cost	7,524	7,525
Prepayments and other	2,584	4,394
Deferred income taxes	23,669	20,115

Total current assets	121,608	109,656

Property, plant and equipment, net of accumulated depreciation of $432,435 in 2002 and $381,888 in 2001	411,370	428,916
Investments	9,718	9,428
Other assets	11,343	16,604

Total assets	$554,039	$564,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,010	$9,010
Accounts payable	30,493	40,537
Notes payable	65,000	65,000
Advance billings and customer deposits	5,870	5,258
Accounts payable to related parties	10	1,424
Accrued interest	1,413	1,701
Accrued restructuring expense	2,029	7,381
Accrued expenses	48,542	50,292
Deferred income taxes	—	2,156

Total current liabilities	162,367	182,759

Long-term debt	77,299	151,309
Deferred income taxes	61,083	33,779
Other liabilities	32,300	31,241

Commitments and contingencies (see Note 12)
Common shareholders’ equity
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 21,488,697 and 21,426,556; outstanding: 21,444,213 and 21,389,322, in 2002 and 2001, respectively)	21,489	21,427
Class B Common Stock ($1 par value, authorized: 15,000,000 and 15,000,000; issued: 5,818,684 and 5,838,630; outstanding: 2,034,035 and 2,053,981, in 2002 and 2001, respectively)	5,818	5,838
Additional paid-in capital	256,594	255,570
Deferred compensation	(2,676)	(4,306)
Accumulated other comprehensive loss	(6,961)	(2,879)
Retained earnings	77,969	20,845
Treasury stock at cost (3,829,133 and 3,821,883 shares in 2002 and 2001, respectively)	(131,243)	(130,979)

Total common shareholders’ equity	220,990	165,516

Total liabilities and shareholders’ equity	$554,039	$564,604

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$57,124	$43,132	$(55,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,216	64,582	58,428
Deferred income taxes, net	21,594	5,303	(27,600)
Provision for loss on accounts receivable	2,473	(522)	641
Equity in income of unconsolidated entities	(2,384)	(2,089)	(2,020)
Gain on sale of expansion market assets	—	(3,035)	—
Other non-cash items	(2,368)	1,797	8,026
Assets impairment charges-restructuring	—	—	76,005
Net change in certain assets and liabilities:
Accrued expense-restructuring	(5,352)	(14,444)	21,825
Accounts receivable and unbilled revenues	(5,049)	(223)	(6,975)
Accounts receivable/payable related parties	(1,855)	886	348
Income taxes and interest receivable	663	8,197	(7,459)
Material and supply inventory	1,853	3,740	(2,344)
Accounts payable	(10,044)	1,465	(2,977)
Accrued expenses, interest and taxes	(2,038)	(2,092)	8,768
Prepayments and other current assets and liabilities	2,204	194	1,264
Other, net	6,141	12,445	(1,540)

Net cash provided by operating activities	131,178	119,336	68,941

Cash flows from investing activities:
Additions to property, plant and equipment	(53,374)	(69,194)	(136,994)
Proceeds on sale of expansion market assets	—	3,035	—
Other	3,123	3,862	884

Net cash used in investing activities	(50,251)	(62,297)	(136,110)

Cash flows from financing activities:
Redemption of long-term debt	(74,010)	(109,010)	(19,009)
Redemption of short-term debt	(65,000)	(30,000)	(30,000)
Proceeds from the exercise of stock options	720	7,304	11,078
Proceeds from borrowings of long-term debt	—	—	91,000
Proceeds from borrowings of short-term debt	65,000	65,000	30,000
Payment made for debt issuance costs	—	(81)	(37)

Net cash (used in)/provided by financing activities	(73,290)	(66,787)	83,032

Net increase/(decrease) in cash and temporary cash investments	$7,637	$(9,748)	$15,863
Cash and temporary cash investments at beginning of year	$27,298	$37,046	$21,183

Cash and temporary cash investments at end of year	$34,935	$27,298	$37,046

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$11,708	$18,043	$19,861
Income taxes	$9,291	$8,993	$11,965

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Thousands of Dollars)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 1999	$20,189	$5,873	$221,685	$—	$—	$33,162	$(130,477)	$150,432
Net income (loss)						(55,449)		(55,449)
Restricted stock			1,678	(6,264)			5,656	1,070
Conversions	15	(15)						—
Stock plan transactions	613		10,464					11,077
Executive stock purchase plan			(230)	(265)				(495)
Tax benefits related to stock options			4,402					4,402
Other	149		7,397				(5,300)	2,246

Balance, December 31, 2000	20,966	5,858	245,396	(6,529)	—	(22,287)	(130,121)	113,283
Net income						43,132		43,132
Restricted stock			(271)	2,548			(912)	1,365
Conversions	20	(20)						—
Stock plan transactions	437		6,867					7,304
Executive stock purchase plan			230	(325)				(95)
Tax benefits related to stock options			3,211					3,211
Cumulative effect of accounting change for derivative instruments, net of tax					(182)			(182)
Unrealized loss on derivative instruments, net of tax					(2,697)			(2,697)
Other	4		137				54	195

Balance, December 31, 2001	21,427	5,838	255,570	(4,306)	(2,879)	20,845	(130,979)	165,516
Net income						57,124		57,124
Restricted stock			(95)	1,831			(319)	1,417
Conversions	20	(20)						—
Stock plan transactions	39		681					720
Executive stock purchase plan				(201)				(201)
Tax benefits related to stock options			275					275
Minimum pension liability adjustment, net of tax					(2,839)			(2,839)
Unrealized loss on derivative instruments, net of tax					(1,243)			(1,243)
Other	3		163				55	221

Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK

For the Years Ended December 31, 2002, 2001 and 2000

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 1999	20,188,628	23,464	20,165,164
Conversions	14,500	—	14,500
Stock plan transactions	613,584	—	613,584
Restricted stock	—	(155,000)	155,000
Other	148,845	145,270	3,575

Balance, December 31, 2000	20,965,557	13,734	20,951,823
Conversions	19,524	—	19,524
Stock plan transactions	437,461	—	437,461
Restricted stock	—	25,000	(25,000)
Other	4,014	(1,500)	5,514

Balance, December 31, 2001	21,426,556	37,234	21,389,322
Conversions	19,946	—	19,946
Stock plan transactions	39,252	—	39,252
Restricted stock	—	8,750	(8,750)
Other	2,943	(1,500)	4,443

Balance, December 31, 2002	21,488,697	44,484	21,444,213

CLASS B COMMON STOCK

For the Years Ended December 31, 2002, 2001 and 2000

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 1999	5,872,654	3,784,649	2,088,005
Conversions	(14,500)	—	(14,500)

Balance, December 31, 2000	5,858,154	3,784,649	2,073,505
Conversions	(19,524)	—	(19,524)

Balance, December 31, 2001	5,838,630	3,784,649	2,053,981
Conversions	(19,946)	—	(19,946)

Balance, December 31, 2002	5,818,684	3,784,649	2,034,035

We have authorized 85,000,000 shares of $1 par value Common Stock and 15,000,000 shares of $1 par value Class B Common Stock at December 31, 2002, 2001 and 2000.

At the option of the holder, Class B Common Stock is convertible on a one-for-one basis into Common Stock.

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1.    Background and Basis of Presentation

The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC “edge-out” operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”), which include Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; the portion of epix® Internet Services (“epix”) that includes dial-up Internet customers within CT’s operating territory and non-CTSI customers outside CT’s service territory; the portion of Jack Flash® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area; and Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services. All significant intercompany accounts and transactions are eliminated.

2.    Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. Actual results could differ from these estimates under different assumptions or conditions.

Estimating Valuation Allowances—We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivables and historic bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

We defer and amortize installation revenue as well as direct incremental service installation costs, not in excess of installation revenue, over an estimated customer life. We carry in the Consolidated Balance Sheets deferred credits of $5,809 and $5,958 as of December 31, 2002 and 2001, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $5,809 and $5,958 as of December 31, 2002 and 2001, respectively, in other assets representing the unamortized portion of installation costs.

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

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $4,465, $4,467 and $6,399 in 2002, 2001 and 2000, respectively.

Stock-Based Compensation—We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

At December 31, 2002, the Company had three common stock compensation plans as more fully described in Note 9 to the Consolidated Financial Statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	For the Years Ended December 31,
	2002	2001	2000
Net earnings (loss) — as reported	$57,124	$43,132	$(55,449)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,349	1,198	2,188
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(5,451)	(5,131)	(4,760)

Net earnings (loss) — pro forma	$53,022	$39,199	$(58,021)

Net earnings (loss) per share:
Basic earnings (loss) per share — as reported	$2.44	$1.86	$(2.46)
Basic earnings (loss) per share — pro forma	$2.27	$1.69	$(2.58)

Diluted earnings (loss) per share — as reported	$2.41	$1.83	$(2.46)
Diluted earnings (loss) per share — pro forma	$2.24	$1.66	$(2.58)

Earnings Per Share—Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year.

Diluted earnings per share are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each year after giving effect to dilutive common stock equivalents. For the year ended December 31, 2000, common share equivalents are excluded from the computation, since the result is anti-dilutive.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	For the Years Ended December 31,
	2002	2001	2000
Net income (loss)	$57,124	$43,132	$(55,449)

Basic earnings per share:
Weighted average shares outstanding	23,390,939	23,157,784	22,541,138
Net income (loss) per share	$2.44	$1.86	$(2.46)
Diluted earnings per share:
Weighted average shares outstanding	23,390,939	23,157,784	22,541,138
Dilutive shares resulting from common stock equivalents(1)	273,383	417,973	—

Weighted average shares and common stock equivalents outstanding	23,664,322	23,575,757	22,541,138

Net income (loss) per share	$2.41	$1.83	$(2.46)

(1)	In 2000, the dilutive effect of 658,222 shares resulting from stock equivalents is not assumed since the result is anti-dilutive, resulting in a loss per share of ($2.38).

Cash and Temporary Cash Investments—For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market value. At times, our cash balances and temporary cash investments exceed FDIC insurance limits.

Property, Plant and Equipment and Depreciation—Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits and certain general administrative costs. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 8.48%, 8.12% and 8.31% in 2002, 2001 and 2000, respectively.

At the time telephone plant is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation. For all other property, plant and equipment, gain or loss is recognized on retirements and dispositions. Effective January 1, 2003, we adopted SFAS No. 143 and will record an after-tax benefit of approximately $13.0 million as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Subsequent to this adoption, cost of removal is charged to expense as incurred.

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

Effective January 1, 2001, we adopted the provisions of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133” in accounting for our interest

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The fair values of the interest rate swaps at January 1, 2001 was ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. For the year ended December 31, 2001, we recorded an adjustment of ($4,150) to adjust the fair value of the swaps to ($4,430). For the year ended December 31, 2002, we recorded an adjustment of ($1,911) to adjust the fair value of the swaps to ($6,341). The adjustments of $1,243, net of taxes of $668 in 2002, and of $2,697, net of taxes of $1,453 in 2001, are reported as unrealized losses on derivative instruments in accumulated other comprehensive loss.

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. At December 31, 2002, the swaps were 100% effective. For the years ended December 31, 2002 and 2001, the ineffectiveness charged to earnings was $0.

Other Assets—Other assets principally include the unamortized portion of installation costs, costs incurred to obtain financing and prepaid pension cost and pension intangible.

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

Accounting for Impairments—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets would be based on the excess of the fair value of the asset over the carrying value.

3.    Segment Information

We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

Additionally, CTE operates three support businesses that operate in the deregulated segments of the telecommunications industry and provide expertise to its two principal operating segments. These businesses consist of Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Long Distance Company (“CLD”), a long-distance reseller that provides service to CT’s customers.

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

The Other segment includes the results of CC and CLD, the portion of the results of epix consisting of dial-up Internet customers within CT’s territory and non-CTSI customers outside CT’s service territory and DSL customers within CT’s territory and CTE’s corporate financing entity.

No single external customer contributes ten percent or more of CTE’s consolidated revenues.

We define adjusted EBITDA as earnings before interest, taxes, voluntary retirement program, restructuring charges (reversals), depreciation and amortization, other income (expense) and equity in income of unconsolidated entities. We believe that adjusted EBITDA is an additional measure of operations that (1) gauges the performance of our business; and (2) may provide investors and research analysts with a benchmark against certain other communications companies. Adjusted EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies.

We have expanded certain financial information of CTSI to distinguish between the three ongoing edge-out markets and the five exited expansion markets that are included in our restructuring (see Note 4).

Financial information by business segment is as follows:

	For the Year Ended December 31, 2002
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$213,241	$84,671	$—	$84,671	$36,540	$334,452
Elimination of intersegment sales	14,405	665	—	665	827	15,897
External sales	198,836	84,006	—	84,006	35,713	318,555
Adjusted EBITDA	128,824	29,627	—	29,627	4,753	163,204
Depreciation and amortization	45,427			18,913	3,876	68,216
Restructuring charges (reversals)	—			(3,940)	—	(3,940)
Voluntary retirement program	—			—	2,333	2,333
Operating income (loss)	83,397			14,654	(1,456)	96,595
Interest income (expense)	(3,071)			—	(5,173)	(8,244)
Other income (expense)	(265)			639	(132)	242
Income (loss) before income taxes	80,061			15,293	(6,761)	88,593
Provision (benefit) for income taxes	30,095			6,081	(2,323)	33,853
Equity in income of unconsolidated entities	—			2,384	—	2,384
Net income (loss)	49,966			11,596	(4,438)	57,124
Identifiable assets	346,220			163,086	44,733	554,039
Capital expenditures	29,023	20,883	—	20,883	3,468	53,374

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	For the Year Ended December 31, 2001
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$202,306	$73,647	$5,578	$79,225	$39,453	$320,984
Elimination of intersegment sales	13,042	586	15	601	727	14,370
External sales	189,264	73,061	5,563	78,624	38,726	306,614
Adjusted EBITDA	120,906	19,402	(2,650)	16,752	(214)	137,444
Depreciation and amortization	42,193			16,862	5,527	64,582
Restructuring charges (reversals)	—			(9,287)	—	(9,287)
Voluntary retirement program	—			—	5,388	5,388
Operating income (loss)	78,713			9,177	(11,129)	76,761
Interest income (expense)	(4,770)			(1)	(10,355)	(15,126)
Other income (expense)	(267)			683	(113)	303
Income (loss) before income taxes	73,676			9,859	(21,597)	61,938
Provision (benefit) for income taxes	25,938			2,154	(7,197)	20,895
Equity in income of unconsolidated entities	—			2,089	—	2,089
Net income (loss)	47,738			9,794	(14,400)	43,132
Identifiable assets	355,890			161,239	47,475	564,604
Capital expenditures	40,384	22,383	—	22,383	6,427	69,194

	For the Year Ended December 31, 2000
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$194,928	$53,671	$12,453	$66,124	$43,879	$304,931
Elimination of intersegment sales	12,705	528	40	568	609	13,882
External sales	182,223	53,143	12,413	65,556	43,270	291,049
Adjusted EBITDA	110,049	2,814	(16,168)	(13,354)	(1,574)	95,121
Depreciation and amortization	37,028			16,547	4,853	58,428
Restructuring charges	—			99,713	—	99,713
Operating income (loss)	73,021			(129,614)	(6,427)	(63,020)
Interest income (expense)	(5,393)			(3)	(11,968)	(17,364)
Other income (expense)	(294)			545	338	589
Income (loss) before income taxes	67,334			(129,072)	(18,057)	(79,795)
Provision (benefit) for income taxes	28,385			(44,383)	(6,328)	(22,326)
Equity in income of unconsolidated entities	—			2,020	—	2,020
Net income (loss)	38,949			(82,669)	(11,729)	(55,449)
Identifiable assets	349,941			161,100	71,803	582,844
Capital expenditures	37,199	42,351	43,443	85,794	14,001	136,994

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

Of the total restructuring charge, $2,628 related to employee termination benefits for personnel reductions at CTSI in major operational functions and also certain corporate staff reductions. Under the restructuring plan, approximately 220 employee positions were eliminated during December 2000; and as of December 31, 2001, we reduced our workforce by an additional 33 employees who had remained to facilitate the transition of customers to other service providers.

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

In July 2001 another CLEC purchased a portion of our assets in the New York expansion markets at amounts higher than estimated, resulting in a gain of $3,035 from this transaction.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Accrued restructuring expense comprises the following:

	2000			2001			2002
	Provision	Payments	Balance December 31,	Payments	Reversal of Provision	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—	$—	$—	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356	(1,361)	(2,966)	2,029
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453	(10)	(443)	—
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572	(41)	(531)	—

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381	$(1,412)	$(3,940)	$2,029

Employee termination benefits associated with the work force reduction and included in the restructuring charge was $2,628. Of this liability, $2,534 was paid and the remaining $94 was reversed in the fourth quarter of 2001.

The reserve of $3,500 for investment advisory and other fees has been reduced by payments of $1,369, and $2,131 has been reversed due to favorable negotiations of commitments and lower than anticipated legal expenses.

Of the $17,580 reserved for contract settlements, building and circuit lease terminations, asset removal and site restorations, $7,584 has been paid. In addition, $4,558 was reversed in 2001 as a result of favorable contract and lease settlements and the sale of certain assets and assignment of certain lease commitments to another CLEC and $3,409 was reversed in 2002 due to the elimination of liabilities associated with certain customer contracts.

The remaining $2,029 of liability for contract terminations and settlements relates primarily to early termination penalties for customer contracts and network circuits for which payments are expected to continue through the end of 2003. We will continue to evaluate and update our estimation of the remaining liabilities.

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,

		2002	2001
Land		$1,939	$1,830
Building and leasehold improvements	3-40	35,929	34,128
Central office equipment	3-21	378,857	348,274
Outside communications plant	9-38	350,614	343,984
Furniture, vehicles and other equipment	3-23	76,466	82,588

Total property, plant and equipment		843,805	810,804
Less accumulated depreciation		(432,435)	(381,888)

Property, plant and equipment, net		$411,370	$428,916

Depreciation and amortization expense was $68,216, $64,582 and $58,428 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.    Investments

Investments are as follows:

	December 31,
	2002	2001
Rural Telephone Bank (RTB) Stock	$6,409	$6,409
Yellow Book, USA, L.P. Partnership	3,286	2,995
Other	23	24

Total investments	$9,718	$9,428

CTE owns a 50% interest in the Yellow Book, USA L.P. Partnership, accounted for under the equity method. Yellow Book provides directory publishing services, including yellow page advertising sales for eight telephone directories.

7.    Other Assets

Other assets consist of the following:

	December 31,
	2002	2001
Unamortized debt issuance costs	$605	$928
Prepaid pension cost	—	9,285
Pension intangible	4,271	—
Unamortized installation costs	5,809	5,958
Other	658	433

Total other assets	$11,343	$16,604

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

8.    Debt

a.    Long-term debt—Long-term debt outstanding is as follows:

	December 31,
	2002	2001
Revolving credit facility	$30,000	$95,000
Credit agreement—CoBank 5.06% due 2009	56,309	65,319

Total	86,309	160,319
Due within one year	9,010	9,010

Total long-term debt	$77,299	$151,309

In June 1999, we amended and restated the provisions of our 1997 $125,000 revolving credit facility to increase the aggregate commitments under the credit facility to $240,000, extend the maturity date to June 2004 and make certain other changes in the covenants and terms applicable to the credit facility. Throughout 2002, we reduced our outstanding borrowings by $65,000 on the facility. The weighted average interest rate, excluding the effect of interest rate swaps, at December 31, 2002 on the revolving credit facility was 2.16%. The facility contains restrictive covenants that, among other things, require us to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and a certain level of net worth and places certain limitations on additional debt and investments. We have been in compliance with these covenants and do not believe that these covenants will materially restrict our activities.

We maintain a credit agreement with CoBank at interest rates which are based on a number of floating and fixed rate options. Principal and interest are payable monthly. As of December 31, 2002, the weighted average interest rate was 5.06% on borrowings of $56,309. Substantially all of our assets are subject to the lien of this CoBank agreement. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. We have been in compliance with these covenants and do not believe that these covenants will materially restrict our activities.

In accordance with the terms of the mortgage notes and security agreements, we were required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. Such stock is entitled to cash dividends. Our holdings of RTB stock are included in Investments on the Consolidated Balance Sheets.

Maturities and sinking fund requirements on long-term debt for each year ending December 31, 2003 through 2007 are as follows:

Year	Aggregate Amounts
2003	$ 9,010
2004	$39,010
2005	$ 9,010
2006	$ 9,010
2007	$ 9,010

b.    Short-term debt—An amended revolving line of credit agreement with CoBank was entered into on June 4, 2002 that extended the availability of the Company’s $65,000 line of credit to June 2003. The line of credit is at interest rates which are based on a LIBOR rate or floating rate option. Interest payments are payable

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2002, the weighted-average interest rate, not subject to interest rate swaps, was 2.24% on borrowings of $65,000.

In order to maintain the long-term and short-term revolving lines of credit, we are obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

9.    Common Stock Plans

The CTE Equity Incentive Plan (formerly known as the 1996 Equity Incentive Plan), as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant.

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

The range of exercise prices for options outstanding at December 31, 2002 was $9.38 to $54.31. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding December 31, 1999	1,542,018	$19.52
Granted	613,500	$46.52
Exercised	(613,584)	$18.05
Canceled	(181,870)	$40.22

Outstanding December 31, 2000	1,360,064	$29.60
Granted	536,500	$34.05
Exercised	(437,461)	$16.70
Canceled	(49,100)	$29.27

Outstanding December 31, 2001	1,410,003	$35.30
Granted	253,500	$38.38
Exercised	(39,252)	$18.33
Canceled	(115,603)	$39.90

Outstanding December 31, 2002	1,508,648	$35.97

Shares exercisable December 31, 2000	579,024	$18.77

Shares exercisable December 31, 2001	360,850	$30.25

Shares exercisable December 31, 2002	620,548	$33.24

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$ 9.38 - $11.10	83,148	2.9	$10.27	83,148	$10.27
$24.63 - $38.79	936,500	7.8	33.35	312,700	30.42
$39.81 - $54.31	489,000	7.5	45.35	224,700	45.65

Total/weighted-average	1,508,648	7.4	$35.97	620,548	$33.24

The table below contains information pertaining to equity compensation plans approved and not approved by security holders:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,564,898	$36.37	2,474,701
Equity compensation plans not approved by security holders	—		—

Total/weighted-average	1,564,898	$36.37	2,474,701

As provided for in the CTE Equity Incentive Plan, in July 2000 we granted to certain key executives an aggregate 155,000 shares of restricted stock, of which 33,750 have been canceled. Such shares vest ratably over four years beginning with the first anniversary of the date of the grant. As of December 31, 2002, 65,000 shares have vested. Compensation expense recorded in 2002, 2001 and 2000 was $1,538, $1,562 and $1,070, respectively, based on the fair value of common stock at the date of the grant.

In September 2000, we recorded $2,116 of compensation expense associated with the acceleration of vesting of 262,672 stock options granted to CTE’s former president and chief executive officer.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted-average assumptions for dividend yield of zero for 2002, 2001 and 2000; expected volatility of 42.09% for 2002, 45.08% for 2001 and 45.60% for 2000; risk-free interest rate of 3.76%, 4.56% and 6.16% for 2002, 2001 and 2000, respectively; and expected lives of five years for 2002, 2001 and 2000. The weighted-average grant date fair value of options is as follows: $16.42 for 2002, $15.54 for 2001 and $22.24 for 2000.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

For purposes of pro forma disclosures in accordance with SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma net earnings and earnings per share were as follows:

	For the Years Ended December 31,
	2002	2001	2000
Net earnings (loss)—as reported	$57,124	$43,132	$(55,449)
Net earnings (loss)—pro forma*	$53,022	$39,199	$(58,021)

Basic earnings (loss) per share—as reported	$2.44	$1.86	$(2.46)
Basic earnings (loss) per share—pro forma*	$2.27	$1.69	$(2.58)

Diluted earnings (loss) per share—as reported	$2.41	$1.83	$(2.46)
Diluted earnings (loss) per share—pro forma*	$2.24	$1.66	$(2.58)

*Net	of income tax benefit.

We also have a stock purchase plan for certain key executives (the “Executive Stock Purchase Plan” or “ESPP”). Under the ESPP, participants may purchase shares of common stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant’s total contribution exceed 20% of their combined base and annual bonus compensation, as defined by the ESPP. Participants’ accounts are credited with the number of share units derived by dividing the amount of the participant’s contribution by the average price of a share of common stock at approximately the time such contribution is made. The share units credited to a participant’s account do not give such participant any rights as a shareholder or record owner of any shares of common stock. Amounts representing share units that have been credited to a participant’s account will be distributed to the participant following the earlier of the participant’s termination of employment or three calendar years following the date on which the share units were initially credited to the participant’s account. It is anticipated that, at the time of distribution, a participant will receive one share of common stock for each share unit being distributed.

Following the crediting of each share unit to a participant’s account, we will issue a matching share of common stock held in escrow in the participant’s name. Each matching share is subject to forfeiture as provided in the ESPP. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. The matching shares vest three years from the date of the contribution.

At December 31, 2002, there were approximately 47,393 ESPP shares arising from participants’ contributions and approximately 47,393 matching shares. The number of shares vested, including matching shares, at December 31, 2002, was 49,768. We recognize the cost of the matching shares over the vesting period. At December 31, 2002, deferred compensation cost relating to matching shares was $923. Expense recognized in 2002, 2001 and 2000 was $537, $281 and $180, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

In September 2000, we recorded $394 of compensation from the acceleration of vesting of 10,952 matching shares previously contributed on behalf of our former president and chief executive officer.

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

Pension cost (benefit) is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Benefits earned during the year (service cost)	$2,297	$2,203	$1,797
Interest cost on projected benefit obligation	5,076	4,139	3,800
Expected return on plan assets	(6,951)	(7,534)	(7,870)
Other components—net	86	(847)	(1,880)

Net periodic pension cost (benefit)	$508	$(2,039)	$(4,153)
Voluntary Retirement Program cost	1,720	4,120	—

Total net periodic pension cost (benefit)	$2,228	$2,081	$(4,153)

Plan assets include cash, equity, fixed income securities and pooled funds under management by a financial institution. Plan assets include CTE Common Stock and Class B Common Stock with a combined fair value of approximately $5,871 and $7,035 at December 31, 2002 and 2001, respectively.

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets; and therefore, nearly 80% of the cost was non-cash. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, approximately 70%, or $4,120 of the non-cash VRP costs were recorded in 2001. In the first quarter 2002, an additional $1,720 was recorded against the pension asset. The VRP costs recorded primarily represent charges related to pension enhancement, social security supplements and vacation benefits.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the Plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$79,358	$84,813
Actual loss on plan assets	(8,087)	(3,021)
Benefits paid	(4,453)	(2,434)

Fair value of plan assets at end of year	$66,818	$79,358

Change in benefit obligation:
Projected benefit obligation at beginning of year	$67,243	$55,156
Benefits earned	2,297	2,203
Interest cost	5,076	4,139
Amendments	2,729	5,020
Actuarial loss	7,341	3,159
Benefits paid	(4,453)	(2,434)

Projected benefit obligation at end of year	$80,233	$67,243

Funded status	$(13,415)	$12,115
Unrecognized actuarial loss (gain)	16,695	(5,578)
Unrecognized prior service cost	4,271	3,737
Unrecognized net transition asset	(495)	(989)

Prepaid pension cost	$7,056	$9,285

Amounts recognized in the Consolidated Balance Sheets consist of:

Prepaid pension cost	$—	$9,285
Accrued benefit liability	(1,782)	—
Intangible asset	4,271	—
Accumulated other comprehensive loss	4,567	—

Net amount recognized	$7,056	$9,285

In the 2002 fourth quarter, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recorded a minimum pension liability of $1,782 representing the difference between the accumulated benefit obligation and the fair value of the Plan assets at December 31, 2002. Also, a pension intangible equal to the unrecognized prior service cost of $4,271 was recognized. A charge to other comprehensive income (loss) in the amount of $4,567 ($2,839 after-tax) represents the excess of additional minimum pension liability over unrecognized prior service cost.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following assumptions were used in the determination of the projected benefit obligation and net periodic pension cost (benefit):

	December 31,
	2002	2001	2000
Discount rate	6.75%	7.25%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Weighted average long-term rate of compensation increases	5.50%	5.50%	5.50%

The actuarial assumptions used are based on market interest rates, past experience and our best estimate of future economic conditions. We estimate pension cost of approximately $2,800 for 2003. Depending on, among other things, the return on pension assets in 2003, we may be required to fund the pension plan in 2004 for plan year 2003.

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,042, $1,087 and $1,100 in 2002, 2001 and 2000, respectively.

For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees. Net periodic postretirement (benefit) cost was ($36), $174 and $166 for the years ended December 31, 2002, 2001 and 2000, respectively. Service cost was $0, $0 and $5 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table sets forth the Plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	174	229
Benefits paid	(174)	(229)

Fair value of plan assets at end of year	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,151	$2,005
Interest cost	68	174
Actuarial (gain) loss	(1,111)	201
Benefits paid	(174)	(229)

Projected benefit obligation at end of year	$934	$2,151

Funded status	$(934)	$(2,151)
Unrecognized actuarial gain	(1,227)	(220)

Accrued benefit cost	$(2,161)	$(2,371)

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The accrued postretirement benefit liability is included in other liabilities in the accompanying Consolidated Balance Sheets.

The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% in 2002, 7.25% in 2001 and 7.50% in 2000.

Our portion of the monthly premium for retirees included in the postretirement obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable from our defined benefit pension plan. The projected benefit obligation relating to this unfunded plan was approximately $1,037, $1,050 and $1,050 at December 31, 2002, 2001 and 2000, respectively. Pension expense for the plan was $73 in 2002, $76 in 2001 and $77 in 2000.

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic (benefit) cost for postemployment benefits was ($494) in 2002, $955 in 2001 and $1,238 in 2000. The reduction in cost is primarily attributable to our decision to contract with a third-party administrator to manage short-term disability claims as well as a decrease in headcount.

11.    Income Taxes

The provision (benefit) for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2002	2001	2000
Currently payable:
Federal	$11,932	$10,693	$(2,174)
State	2,333	3,355	7,448

Total current	14,265	14,048	5,274

Deferred, net:
Federal	18,781	13,180	(27,269)
State	807	(6,333)	(331)

Total deferred	19,588	6,847	(27,600)

Total provision (benefit) for income taxes	$33,853	$20,895	$(22,326)

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2002	2001	2000
Income (loss) before provision (benefit) for income taxes	$90,977	$64,027	$(77,775)

Federal tax provision at statutory rate	31,842	22,409	(27,221)
Increase (reduction) due to:
State income taxes, net of federal effects	1,806	(1,933)	4,626
Stock offering costs	129	444	—
Nondeductible items	39	39	39
Other, net	37	(64)	230

Provision (benefit) for income taxes	$33,853	$20,895	$(22,326)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$3,141	$5,996
Employee benefit plans	4,159	7,362
Reserve for bad debts	2,220	1,325
Restructuring reserve	4,517	27,503
All other	25,420	18,261

Total deferred tax assets	39,457	60,447

Property, plant and equipment	(74,180)	(63,465)
All other	(603)	(6,838)

Total deferred tax liabilities	(74,783)	(70,303)

Subtotal	(35,326)	(9,856)

Valuation allowance	(2,088)	(5,964)

Net deferred taxes	$(37,414)	$(15,820)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2002 was a decrease of $3,876. The net change is primarily due to a reversal of $3,469 related to tax strategies implemented in 2002.

State net operating losses will expire as follows:

2003-2010	$ 4,000 per year
2011-2022	$19,211

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

12.    Commitments and Contingencies

a.    Total rental expense, including pole and conduit rentals, was $6,829, $6,361 and $6,443 in 2002, 2001 and 2000, respectively. At December 31, 2002, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $3,484 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2003	$ 2,916
2004	$ 2,007
2005	$ 1,880
2006	$ 1,829
2007	$ 1,714
After 2007	$11,750

b.    Effective November 22, 2002, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2004. The annual commitment, excluding annual increases based on increases in the Consumer Price Index, is $7,109 in 2003 and $7,359 in 2004.

c.    In May 2001, CT entered into a fifteen-year, two-month agreement for the rental of a building in an area of a city qualifying for certain tax incentives offered by the state of Pennsylvania. The annual commitment through year ten is $1,163. Annual rent for the last five years is subject to changes in the Consumer Price Index. In addition, CT also entered into a lease agreement for the rental of parking spaces for employees of the building, for a similar term. The annual commitment, excluding increases in the last five years based on increases in the Consumer Price Index, is $168.

d.    We had existing letters of credit aggregating $750 at December 31, 2001.

e.    We had various purchase commitments at December 31, 2002 related to our 2003 capital budget. Excluding CTSI’s expansion markets, CTE’s capital expenditures have averaged $72,040 over the three years ended December 31, 2002. We anticipate that consolidated capital expenditures will be in the range of $50,000 to $55,000 for 2003.

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

e.    Interest rate swaps—The fair value has been calculated by the counterparties using appropriate valuation methodologies. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2001 was ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. For the year ended December 31, 2001, we recorded an adjustment of ($4,150) (($2,697) net of tax), to adjust the fair value of the swaps to ($4,430). For the year ended December 31, 2002, we recorded an adjustment of ($1,911) (($1,243) net of tax), to adjust the fair value of the swaps to ($6,341).

The estimated fair value of our financial instruments is as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$34,935	$34,935	$27,298	$27,298
Financial liabilities:
Fixed rate long-term debt:
Mortgage note payable to CoBank	$28,512	$29,526	$33,075	$34,925
Floating rate debt:
Revolving line of credit	$65,000	$65,000	$65,000	$65,000
Revolving credit agreement	$30,000	$30,000	$95,000	$95,000
Mortgage note payable to CoBank	$27,797	$27,797	$32,244	$32,244
Unrecognized financial instruments:
Letters of credit	$—	$—	$750	$750
Interest rate swaps	$—	$(6,341)	$—	$(4,430)

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

15.    Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Sales	$78,396	$78,300	$80,304	$81,555
Operating income	$20,026	$24,113	$23,653	$28,803
Net income	$10,749	$14,098	$13,835	$18,442
Basic earnings per share:
Net income per share	$0.46	$0.60	$0.59	$0.79
Diluted earnings per share:
Net income per share	$0.45	$0.60	$0.58	$0.78
Common Stock closing price:
High	$44.27	$42.95	$41.23	$39.39
Low	$35.15	$36.78	$34.49	$34.11
Class B Common Stock closing price:
High	$47.50	$44.00	$41.49	$39.00
Low	$40.00	$39.10	$34.41	$34.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Sales	$76,946	$76,467	$76,223	$76,978
Operating income	$15,571	$19,497	$25,133	$16,560
Net income	$5,896	$9,669	$17,984	$9,583
Basic earnings per share:
Net income per share	$0.26	$0.42	$0.77	$0.41
Diluted earnings per share:
Net income per share	$0.25	$0.41	$0.76	$0.40
Common Stock closing price:
High	$37.63	$42.25	$44.40	$48.60
Low	$32.13	$28.88	$35.09	$36.54
Class B Common Stock closing price:
High	$40.00	$44.00	$44.00	$47.45
Low	$33.00	$30.00	$35.00	$38.00

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

16.    Certain Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2002	2001	2000
Corporate office costs allocated from RCN	$1,200	$1,200	$2,000
Long-distance terminating access charges to RCN	$1,083	$1,560	$922
Revenue from engineering services provided to RCN	$8	$54	$460
Long-distance expense from RCN Long Distance	$4,257	$7,244	$7,193
Other related party revenues	$2,015	$2,401	$3,700
Other related party expenses	$2,547	$537	$1,137

At December 31, 2002, we had accounts receivable from related parties of $690 and accounts payable to related parties of $10.

In 2002, the Company terminated a month-to-month long-distance resale agreement and a management service agreement with RCN.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

February 14, 2003

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

REPORT OF MANAGEMENT

The integrity and objectivity of the financial information presented in the financial statements is the responsibility of the management of Commonwealth Telephone Enterprises, Inc. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been audited by PricewaterhouseCoopers LLP.

The financial statements report on management’s accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company’s assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States of America. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures. Management believes that the system of internal controls was adequate to accomplish this objective.

PricewaterhouseCoopers LLP, independent accountants, conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States of America and perform such tests and procedures, as they deem necessary, to arrive at an opinion on the fairness of the financial statements presented herein.

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

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$14,320	$16,112	$20,443
Interest income-other	1	15	10
Other	19	13	194

Total income	14,340	16,140	20,647

Expenses:
Cost of goods sold	8,623	10,435	14,953
Interest expense on long-term debt	6,647	10,160	11,577
Interest expense (income) net, on notes payable to subsidiaries	2,035	1,898	(11,963)
General and administrative expenses	5,255	5,817	6,877
Voluntary retirement program	2,333	5,388	—
Depreciation and amortization	340	518	606

Total expenses	25,233	34,216	22,050

Loss before income taxes and equity in net income (loss) of subsidiaries	(10,893)	(18,076)	(1,403)
Benefit for income taxes	(3,810)	(6,321)	(336)

Loss before equity in net income (loss) of subsidiaries	(7,083)	(11,755)	(1,067)
Net income (loss) of subsidiaries	64,207	54,887	(54,382)

Net income (loss)	$57,124	$43,132	$(55,449)
Cumulative effect of accounting change for derivative instruments, net of tax	—	(182)	—
Unrealized loss on derivative instruments, net of tax	(1,243)	(2,697)	—
Minimum pension liability adjustment, net of tax	(2,839)	—	—

Comprehensive net income (loss)	$53,042	$40,253	$(55,449)

Basic earnings (loss) per share:
Net income (loss)	$2.44	$1.86	$(2.46)
Weighted average shares outstanding	23,390,939	23,157,784	22,541,138

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS

	December 31,
	2002	2001
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$15,681	$12,632
Notes receivable affiliates	225	4,559
Interest receivable	232	409
Accounts receivable affiliates	5,961	13,424
Accounts receivable other	4,243	4,164
Prepayments and other	84	85
Materials and supply inventory	2,692	1,638
Deferred tax assets and other	4,228	1,135

Total current assets	33,346	38,046

Investment in subsidiaries (stated at equity)	350,533	318,921
Property, plant and equipment, net of accumulated depreciation of $3,197 in 2002 and $3,492 in 2001	627	659
Deferred tax assets and other	9,592	11,972

Total assets	$394,098	$369,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$119,282	$89,759
Accounts payable to affiliates	6,658	5,788
Accrued liabilities and other	8,597	8,024
Deferred income taxes—current	45	193

Total current liabilities	134,582	103,764

Long-term debt	30,000	95,000
Deferred income taxes and other deferred credits	8,526	5,318
Common shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 21,488,697 shares in 2002 and 21,426,556 shares in 2001	21,489	21,427
Class B Common Stock, par value $1, authorized 15,000,000 shares, issued 5,818,684 shares in 2002 and 5,838,630 shares in 2001	5,818	5,838

Total common stock	27,307	27,265
Additional paid-in capital	256,594	255,570
Deferred compensation	(2,676)	(4,306)
Accumulated other comprehensive loss	(6,961)	(2,879)
Retained earnings	77,969	20,845
Treasury stock at cost, 3,829,133 shares in 2002 and 3,821,883 shares in 2001	(131,243)	(130,979)

Total common shareholders’ equity	220,990	165,516

Total liabilities and common shareholders’ equity	$394,098	$369,598

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Cash flows from operating activities:
Net income (loss)	$57,124	$43,132	$(55,449)
Depreciation and amortization	340	518	606
Deferred income taxes, net	(6,165)	(4,998)	109
Net change in certain assets and liabilities	7,382	(8,088)	5,684
Equity in income of subsidiaries	(64,207)	(54,887)	54,382
Other	3,426	9,338	4,191

Net cash flow (used in) provided by operating activities	(2,100)	(14,985)	9,523

Cash flows from investing activities:
Additions to property, plant and equipment	(335)	(87)	(322)
Dividends from subsidiaries	41,000	76,000	10,000
Capital contributions to subsidiaries	(5,119)	(50,000)	(224,687)
Other	26	6	7

Net cash provided by (used in) investing activities	35,572	25,919	(215,002)

Cash flows from financing activities:
Redemption of long-term debt	(65,000)	(100,000)	(10,000)
Borrowings of long-term debt	—	—	91,000
Proceeds from the exercise of stock options	720	7,304	11,078
Increase in notes payable to affiliates	29,523	73,381	8,743
Decrease (increase) in notes receivable from affiliates	4,334	(3,376)	120,042
Payment made for debt issuance costs	—	(81)	(37)

Net cash (used in) provided by financing activities	(30,423)	(22,772)	220,826

Net increase (decrease) in cash and temporary cash investments	$3,049	$(11,838)	$15,347

Cash and temporary cash investments at beginning of year	$12,632	$24,470	$9,123

Cash and temporary cash investments at end of year	$15,681	$12,632	$24,470

Components of net change in certain assets and liabilities:
Accounts receivable	$7,562	$(5,274)	$1,125
Materials and supply inventory	(1,054)	(370)	1,065
Accounts payable	1,152	(5,896)	4,362
Prepayments	1	(23)	2,022
Accrued expenses	(279)	3,475	(2,890)

Net change in certain assets and liabilities	$7,382	$(8,088)	$5,684

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2002, 2001 and 2000

(Thousands of Dollars)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS.
2002	$3,047	$3,981	$56	$1,564	$5,520
2001	$2,525	$3,195	$(21)	$2,652	$3,047
2000	$1,884	$2,164	$248	$1,771	$2,525
ALLOWANCE FOR INVENTORY—DEDUCTED FROM MATERIAL AND SUPPLY INVENTORY IN THE CONSOLIDATED BALANCE SHEETS.
2002	$535	$367	$151	$386	$667
2001	$446	$676	$308	$895	$535
2000	$324	$572	$36	$486	$446
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS.
2002	$5,964	$46	$—	$3,922	$2,088
2001	$10,658	$2,882	$—	$7,576	$5,964
2000	$3,142	$—	$7,649	$133	$10,658
RESERVE FOR RESTRUCTURING EXPENSE—ACCRUED RESTRUCTURING EXPENSES.
2002	$7,381	$—	$(3,940)	$1,412	$2,029
2001	$21,825	$—	$(6,252)	$8,192	$7,381
2000	$—	$23,708	$—	$1,883	$21,825

S-4