Form 10-K/A
period 2002-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-04-30
CIK 310433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at March 31, 2003:

21,639,034 Common Stock

2,025,381 Class B Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2002 computed by reference to the closing price as reported by NASDAQ for Common Stock ($40.24 per share) and to the closing price as reported for Class B Common Stock ($41.00 per share), is as follows:

$870,754,728 Common Stock

$41,341,120 Class B Common Stock

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 that was originally filed with the Securities and Exchange Commission on March 17, 2003 is being filed solely to include information that would have otherwise been incorporated from the definitive proxy statement relating to the Company’s 2003 Annual Meeting of Shareholders.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART III
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters	10
Item 13.	Certain Relationships and Related Transactions	12
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 15(a)(3)	Exhibits
(3)(a) Amendments to By -laws of Registrant (Article II, Section 8) dated as of April 25, 2003.
(99)(a) Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

CERTIFICATIONS

“CTE,” “the Company,” “we,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

Item 10.    Directors and Executive Officers of the Registrant

DIRECTOR INFORMATION

Name of Director	Age	Directors of the Company in Class I	Director Since	Term Expires In
Daniel E. Knowles	73	President of Cambridge Human Resources Consulting Group since 1989. Former Director of Cable Michigan, Inc. (“Cable Michigan”) from September 1997 to November 1998.	1995	2003

David C. McCourt	46

Chairman of the Company since October 1993; Chairman, Chief Executive Officer and a Director of RCN Corporation (“RCN”) since September 1997; Director of Level 3 Communications, Inc. (“Level 3”) and Cable Satellite Public Affairs Network (“C-SPAN”). Former Chief Executive Officer of the Company from October 1993 to November 1998; Chairman, Director and Chief Executive Officer of Cable Michigan from September 1997 to November 1998; Chairman and Chief Executive Officer as well as a Director of Mercom, Inc. (“Mercom”) from October 1993 to November 1998; Director of MFS/WorldCom from July 1990 to December 1996; Director of WorldCom, Inc. (“WorldCom”) from December 1996 to March 1998; Director of Level 3 Telecom Holdings, Inc., from 1993 to 2002; President and Director of Metropolitan Fiber Systems/McCourt, Inc., from 1988 to 1997; President of Level 3 Telecom Holdings, Inc. from 1992 to 1999.

			1993	2003

David C. Mitchell	61	Former President of Rochester Telephone Corporation’s Telephone Group; former Corporate Executive Vice President and Director of Rochester Telephone Corporation; Director of Lynch Inter Active Corporation; former Director of HSBC Bank, Inc., Rochester Advisory Board; Director of Cable Michigan from September 1997 to November 1998.	1993	2003

Walter Scott, Jr.	71	Chairman of Level 3 since 1979 and Director since 1964; Chairman Emeritus of Peter Kiewit Sons’, Inc. (“PKS”) since 1998; Director of PKS, Berkshire Hathaway, Inc., Burlington Resources, Inc., MidAmerican Energy Holdings, Inc., Valmont Industries, Inc. and RCN. Former Director of WorldCom from December 1996 to July 1997.	1993	2003

Name of Director	Age	Other Directors of the Company in Class II	Director Since	Term Expires In
Frank M. Henry	70	Chairman of Frank Martz Coach Company (“Martz”) since 1995 and President of Martz from 1964 to 1995; President of Goldline, Inc. since 1975; member of the Northeastern Pennsylvania Regional Advisory Board of First Union Corporation. Director of Cable Michigan from September 1997 to November 1998.	1980	2004

Michael J. Mahoney	52

Director, President and Chief Executive Officer of the Company since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of the Company from June 1995 to October 1999; President and Chief Operating Officer of the Company from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997; Director of Mercom from January 1994 to November 1998; Executive Vice President of the Company’s Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.

			2000	2004

John J. Whyte	62	President of Whyte Worldwide PCE (Professional Corporate Executives) from 1986 to the present. As a member of Whyte Worldwide PCE, in addition to various consulting assignments, Mr. Whyte served as: Executive Vice President, Chief Operating Officer and Chief Information Technology Officer of Safety 1st, Inc.; Executive Vice President, President, and Chief Operating Officer of Risk Management, Inc.; and Executive Vice President and Chief Operating Officer of Infinium Software, Inc. Partner of Stavisky, Shapiro & Whyte CPA’s from 1970 through 1986.	1997	2004

Name of Director	Age	Other Directors of the Company in Class III	Director Since	Term Expires In

James Q. Crowe	53	Chief Executive Officer of Level 3 since August 1997; President of Level 3 from August 1997 to February 2000; Chairman of the Board of Directors of WorldCom from January 1997 until July 1997 following the company’s merger with MFS Communications Company, Inc. (“MFS”) in 1996; Former President, Chief Executive Officer and Chairman of the Board of MFS. Director of Level 3 since 1993. Director of RCN and PKS.	1993	2005

Richard R. Jaros	51	Private Investor since 1998; Former President of Level 3 from 1996 to 1997; Executive Vice President of PKS from 1993 to 1997; Chief Financial Officer of PKS from 1995 to 1997; Chairman of CalEnergy Company, Inc. (“CECI”), now known as MidAmerican Energy Holdings, Inc., from 1993 to 1994; President and Chief Operating Officer of CECI from 1992 to 1993; served in various capacities at PKS between 1980 and 1993. Director of Level 3, MidAmerican Energy Holdings, Inc. and RCN.	1993	2005

Eugene Roth	67	Senior Partner at Rosenn, Jenkins & Greenwald L.L.P. (attorney since 1964); Director of Pennsylvania Regional Board of Directors of First Union National Bank, RCN and Geisinger Wyoming Valley Medical Center.	1989	2005

        On April 23, 2003, Michael Adams and Timothy Stoklosa, each a member of the Company’s Board of Directors since 1999, resigned from the Board of Directors. Each of Mr. Adams and Mr. Stoklosa is an officer of RCN. Level 3 owns a significant equity interest in RCN. In light of (i) the fact that the Level 3 had previously sold a significant portion of its interest in the Company, (ii) the possibility that the Company and Level 3 would enter into the Recapitalization Agreement and (iii) the fact that Level 3’s voting interest in the Company will be further reduced if the Recapitalization is completed, the Company and Messrs. Adams and Stoklosa determined that it would be appropriate for Messrs. Adams and Stoklosa to resign from the Board of Directors. After the resignations, the Board of Directors of the Company had ten remaining members.

        At a meeting held on April 24, 2003, the Board of Directors set the number of members constituting the entire Board of Directors at ten. This was done in accordance with the Company’s bylaws, which provide that the number of Directors constituting the entire board shall be not less than six nor more than twenty-four and shall be determined from time to time by the Board of Directors. Pennsylvania law and the Company’s bylaws require that each of the three classes of the Board be as nearly equal in number as possible. To maintain the classes as nearly equal in number as possible while making the fewest changes within the classes of the Board, the Board of Directors set the classes as follows:

Class I (expires 2003) – 4 Directors

Class II (expires 2004) – 3 Directors

Class III (expires 2005) – 3 Directors

        After the resignations of Messrs. Adams and Stoklosa (each a member of Class III), Class III then had two members and Class I and Class II each had four members. In order to have the proper number of Directors in each class, at the April 24 meeting of the Board of Directors, Eugene Roth resigned as a Class II Director and was selected by a vote of the Board of Directors to fill the vacancy in Class III. At the April 24 meeting of the Board and prior to the selection of Eugene Roth as a Class III Director, the provision in the Company’s bylaws providing that a person selected by the Board of Directors to fill a vacancy on the Board would serve in such position until the next election of Directors was amended, consistent with Pennsylvania law, to provide that any person elected by the Board of Directors to fill a vacancy in a given class will hold office for the remainder of the term that class.

Item 11.    Executive Compensation

The following table sets forth, for the fiscal years ending December 31, 2002, 2001 and 2000, the cash compensation, as well as certain other compensation, paid or accrued to the Chief Executive Officer and the top four (4) other most highly compensated executive officers of the Company (the named executive officers).

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation
					Awards		Payouts
Name and Position	Year	Compen- sation/ Salary($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)(2)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compen- sation ($) (3)
Michael J. Mahoney	2002	388,462	625,000	—	187,489	—	—	690
President and	2001	294,231	600,000	—	188,942	200,000	—	719
Chief Executive Officer	2000	101,923	400,000	—	94,871	—	—	230

James DePolo (4)	2002	283,503	450,000	—	—	—	—	—
Executive Vice President	2001	264,000	528,000	—	—	60,000	—	—
and Chief Operating Officer	2000	260,000	300,000	—	1,655,938	70,000	—	—

Donald P. Cawley	2002	187,692	200,000	—	79,167	—	—	6,614
Senior Vice President and	2001	167,692	204,000	—	75,134	50,000	—	3,436
Chief Accounting Officer	2000	142,404	125,000	—	1,010,959	10,000	—	5,257

Raymond J. Dobe, Jr.	2002	168,846	111,916	—	56,152	12,000	—	5,140
Senior Vice President	2001	158,846	112,000	—	54,169	10,000	—	4,965
and General Manager	2000	140,288	60,000	—	749,746	10,000	—	5,545
of CTSI, LLC

James Samaha	2002	154,423	109,599	—	57,343	12,000	—	4,214
Senior Vice President	2001	148,846	105,000	—	72,182	10,000	—	2,862
and General Manager of	2000	128,654	50,000	—	518,328	10,000	—	4,726
Commonwealth Telephone Company

(1)	Includes the amount of deferred compensation contributed by the named executive officers to purchase share units pursuant to the ESPP. Refer to Footnote (2) below.

(2)	Represents the market value on the date of grant of matching share units acquired in lieu of cash compensation pursuant to the ESPP and the market value of restricted stock acquired in lieu of cash compensation at the date of the grant of the restricted stock pursuant to the CTE Equity Incentive Plan. See Footnote (7) under Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

As of December 31, 2002, the aggregate holdings and the value of share units for CTE Common Stock were:

Name	Share Units (#)	Aggregate Value ($)
Michael J. Mahoney	18,050	646,912
Donald P. Cawley	9,670	346,584
Raymond J. Dobe, Jr.	6,866	246,083
James Samaha	6,943	248,828

Vesting of Share Units in the ESPP is accelerated upon a change in control of the Company. Dividends, if any, are paid on restricted Share Units. Subject to continued employment, restricted Share Units credited to participants’ accounts vest in three (3) calendar years following the date on which the Share Units were initially credited to the participant’s account.

The Restricted Stock Awards column also includes the market value on the date of grant of a restricted stock award of 35,000 shares, market value $1,655,938 to Mr. DePolo; 20,000 shares, market value $946,250 to Mr. Cawley; 15,000 shares, market value $709,687 to Mr. Dobe; and 10,000 shares, market value $473,125 to Mr. Samaha.

The aggregate holdings and the value of the restricted stock as of December 31, 2002 were: Mr. DePolo, 17,500 shares, aggregate value $627,200; Mr. Cawley, 10,000 shares, aggregate value $358,400; Mr. Dobe, 7,500 shares, aggregate value $268,800; and Mr. Samaha, 5,000 shares, aggregate value $179,200.

(3)	Includes the following amounts for the last fiscal year:

(i)	Michael J. Mahoney: $690 — Company paid life insurance;

(ii)	Donald P. Cawley: $300 — Company paid life insurance; $6,314 — 401(k) Company match;

(iii)	Raymond J. Dobe, Jr.: $1,290 — Company paid life insurance; $3,850 — 401(k) Company match;

(iv)	James Samaha: $270 — Company paid life insurance; $3,944 — 401(k) Company match.

(4)	During 2002 and through March 2003, Mr. DePolo acted as an independent consultant for the Company. As of April 1, 2003, Mr. DePolo became a full-time employee of CTE. See “—Employment Agreements”.

CTE Options/SAR Grants in Fiscal Year 2002

	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Emp. In Fiscal Yr. 2002	Exercise Or Base Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%($)	10%($)
Michael J. Mahoney	—	—	—	—	—	—
James DePolo	—	—	—	—	—	—
Donald P. Cawley	—	—	—	—	—	—
Raymond J. Dobe, Jr.	12,000	4.78	38.79	3/05/12	292,738	741,855
James Samaha	12,000	4.78	38.79	3/05/12	292,738	741,855

Fiscal Year-End Option Values (1)

	Number of Securities Underlying Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002 (2)
Name	Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)
Michael J. Mahoney	112,000	268,000	71,100	284,400
James DePolo	96,000	104,000	649,370	242,330
Donald P. Cawley	36,005	49,000	405,642	104,745
Raymond J. Dobe, Jr.	6,000	31,000	3,555	70,295
James Samaha	6,000	31,000	3,555	58,420

(1)	All options become fully vested on a change of control of the Company.
(2)	The fair market value of CTE Common Stock at the close of trading on December 31, 2002 was $35.84 per share.

Pension Benefits

The following table shows the estimated annual benefits payable under the Company’s pension plan upon retirement for the named executive officers based upon the compensation and years of service classifications indicated:

	Years of Service
Average Compensation	5	10	15	20	25
$100,000	$5,689	$11,378	$17,066	$22,755	$28,444
$125,000	$7,376	$14,753	$22,129	$29,505	$36,881
$150,000	$9,064	$18,128	$27,191	$36,255	$45,319
$175,000	$10,751	$21,503	$32,254	$43,005	$53,756
$200,000	$12,439	$24,878	$37,316	$49,755	$62,194

Pensions are computed on a single straight life annuity basis and are not reduced for social security or other offset amounts. Participants receive a pension based upon average compensation multiplied by the number of years of service. Average compensation is computed on the basis of the average of the employee’s highest five (5) consecutive annual base salaries in the ten (10) years immediately preceding retirement. The compensation covered by this plan is generally based upon the compensation disclosed as salary in the “Summary Compensation Table”.

Employment Agreements

During 2002 and through March 2003, Mr. DePolo acted as an independent consultant for the Company pursuant to an agreement with the Company. Under the terms of this agreement, Mr. DePolo received a fee of $24,167 per month as well as other consideration in exchange for acting as the Chief Operating Officer (“COO”) of the Company. The Agreement was terminable by either party without penalty on sixty days’ written notice. Under the agreement, Mr. DePolo undertook to, inter alia: i) indemnify the Company for harm resulting from his actions; ii) protect the Company’s proprietary information; iii) maintain adequate insurance; and iv) refrain from soliciting the Company’s employees for a two-year period following termination of the agreement. Under the agreement, the Company agreed to indemnify and hold Mr. DePolo harmless in the performance of his duties as COO as well as to provide coverage for Mr. DePolo under its Directors and Officers insurance policy. As of April 1, 2003, Mr. DePolo became a full-time employee of CTE and his consulting agreement was terminated.

Directors’ Compensation

Directors of CTE who are employees of the Company, its subsidiaries or RCN did not receive Directors’ fees in 2002. In 2003, Non-employee Directors of the Company, including RCN employees, will receive an annual Directors’ fee of $15,000 which is paid in CTE Common Stock based upon the average fair market value of the CTE Common Stock during the ten (10) trading days prior to the grant date, plus $750 in cash per Board meeting. The Committee Chairmen and other committee members are paid $1,000 and $750 in cash, respectively, for each committee meeting attended. The Chairman of the Audit Committee receives an annual fee of $10,000 in cash, while the other members of the Audit Committee receive an annual fee of $5,000 in cash. These annual fees for the Audit Committee are in addition to their per meeting fees. Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each Non-employee Director receives an annual grant of non-qualified stock options in the amount of 2,000 shares of CTE Common Stock on the date of the Annual Meeting of Shareholders (with a strike price based upon the average fair market value of the CTE Common Stock during the ten (10) trading days prior to such date).

Compensation/Pension Committee

The principal functions of the Compensation/Pension Committee are detailed in the Compensation/Pension Committee Charter and include making recommendations to the Board of Directors concerning the salaries and incentive compensation awards for the top levels of management of the Company and its subsidiaries and establishing compensation policy. The Compensation/Pension Committee also oversees the Company’s annual bonus system, Equity Incentive Plan and the Executive Stock Purchase Plan. In addition, the Compensation/Pension Committee reviews and evaluates the investment performance of the various pension and retirement plans of the Company and monitors the performance of the administrators, investment managers and trustees of such plans, as well as reviews the actuarial assumptions used in setting the Company’s funding policies for such plans. The current Compensation/Pension Committee consists of the following three (3) Directors who are not employees of the Company: Eugene Roth, Esq., Chairman, Daniel E. Knowles and John J. Whyte.

Compensation Committee Interlocks and Insider Participation

The Company paid approximately $69,000 to Rosenn, Jenkins & Greenwald, L.L.P. for legal services during 2002. Also, the Company received approximately $64,000 in telephone service, long-distance and Internet revenues from Rosenn, Jenkins & Greenwald, L.L.P. during 2002. Mr. Roth, a Director of the Company and a member of the Compensation/Pension Committee and the Special Committee, is a Senior Partner at the law firm.

Special Committee

During 2002, the Special Committee met two times with respect to the registration rights agreement and three times with respect to the shelf registration agreement (as described in more detail under “Certain Relationships and Related Transactions”) with Level 3 and possible other related transactions involving Level 3, other than the Recapitalization. In connection with their service in 2002, the Chairman of the Special Committee, Eugene Roth, received aggregate fees of $10,000 and the other two members of the Special Committee, Frank M. Henry and Daniel E. Knowles, each received aggregate fees of $5,000. The Special Committee met once in January 2003 and twice in April 2003 with respect to the Recapitalization Agreement. At one of these meetings in April 2003, the Special Committee also approved an amendment to the registration rights agreement as described below. In connection with their service to date in 2003, the Chairman of the Special Committee has received aggregate fees of $10,000 and the other two members have each received aggregate fees of $5,000.

COMPENSATION/PENSION COMMITTEE REPORT

The Compensation/Pension Committee of the Board of Directors (the “Committee”) consists of three independent Non-employee Directors and is responsible for all compensation decisions for the Company’s executive officers, including the Chief Executive Officer. The Committee met four (4) times during 2002 in order to fulfill its duties and responsibilities as set forth in the Committee Charter.

Compensation Philosophy

The Company’s compensation philosophy for all executive officers, including the Chief Executive Officer, is to provide performance-based cash and equity-based compensation programs that recognize those executives whose efforts enable the Company to achieve its business objectives and enhance shareholder value.

The principles of the Company’s compensation philosophy are as follows:

Competitive Positioning:    The Company’s objective is to provide competitive total direct compensation opportunities, consisting of competitive base salaries, competitive to somewhat more than competitive annual incentive compensation opportunities, and competitive longer-term, equity-based incentive opportunities. For our purposes, the Committee defines “competitive” as a narrow range around the market median, on a size-adjusted basis, where the range is employed to recognize differences in performance, roles and responsibilities as well as taking into account the Company’s financial performance as compared to the Peer Group (as defined below).

Competitive Comparisons:    The desired level of base salary, annual incentives, longer-term equity incentives and total direct compensation are compared to executives with comparable responsibilities in similar firms (the “Peer Group” firms) and data from telecommunications industry survey sources for firms of comparable size. Peer Group firms are selected on the basis of similarity of service, market, revenue, and market capitalization. Peer Group firms are reviewed annually for continued relevance. Many, but not all, of the Peer Group firms are represented in the indices employed in the Company’s peer performance graph presented in this Annual Report. The Committee regularly works with an outside consultant to reassess Peer Group firms and to establish appropriate base salary, annual incentive, and longer-term equity incentive guidelines for each executive officer, including the Chief Executive Officer, considering the results of competitive analysis and the Committee’s desired competitive positioning.

Performance Orientation:    The Company’s annual incentive program provides each executive officer, including the Chief Executive Officer, with an opportunity to earn awards based on the achievement of predetermined corporate and business unit financial and operational objectives. Annually, the Committee reviews and approves the Company’s objectives as well as the objectives for each executive officer, including the Chief Executive Officer, weights each objective based on its relative importance, and establishes certain relationships between performance achievement and rewards. At the close of each year, the Committee reviews the Company’s performance with respect to these objectives and makes an appropriate award using a scorecard approach. While awards under the annual incentive plan are typically derived directly from the formulas relating to performance and reward, the Committee reserves the right to make appropriate adjustments.

Alignment with Shareholder Value:    The Committee believes that the best way to align executive interests with shareholder value is through regular, though not necessarily annual, grants of equity-based compensation such as restricted stock and stock options. Grants of equity incentives to executive officers, including the Chief Executive Officer, consider the performance of the Company, the guidelines developed through competitive analysis, the officers’ roles and responsibilities, the performance of the individual and the degree to which they are encouraged to continue employment through prior grants. To further align the interests of the Company’s executives with that of shareholders, the Company encourages executives to acquire and maintain an equity stake in the Company. To assist executives in accumulating this equity position on a pre-tax basis, the Company implemented the Executive Stock Purchase Plan pursuant to which an executive may purchase Company stock through deferral of earned and otherwise payable compensation, which is matched by the Company.

All decisions regarding compensation for the executive officers, including the Chief Executive Officer, are made by the Committee with respect to these principles.

Decision-Making Process

For the executive officers of the Company other than the Chief Executive Officer, the Chief Executive Officer makes recommendations (for the Committee’s consideration) regarding base salary, annual incentive opportunities and awards, and longer-term incentives consistent with the compensation guidelines and the compensation philosophy of the Company. The Committee, in its sole discretion, has the right to approve or amend these recommendations, as well as to establish the base salary, annual incentives, and longer-term incentives for the Chief Executive Officer. In making specific decisions about all pay elements, the Committee considers the philosophy and guidelines described here, as well as the individual performance evaluations for the executive officers made by the Chief Executive Officer, their roles in the organization and their responsibilities relative to the responsibilities of other executive officers within the Company.

Executive Officer Compensation

The base salaries paid to executive officers in 2002, including to the Chief Executive Officer, were determined in accordance with the philosophy and process outlined above. The Committee believes that base salaries for the executive officers, including the Chief Executive Officer, are competitive for comparable positions in similar firms.

The annual incentive awards paid to executive officers, including the Chief Executive Officer, in early 2003 for 2002 (and shown in the Summary Compensation Table) were determined using a scorecard approach in accordance with the philosophy and process outlined above. The plan was designed to provide a strong link between the financial success of the Company and individual performance and rewards. These awards reflect the exceptional performance of the Company and the executive officers with respect to predetermined financial and non-financial objectives during 2002.

Restricted stock grants in early 2003 for 2002 to executive officers, including the Chief Executive Officer, were made in accordance with the philosophy and process outlined above. This reflects a change in philosophy from previous years when stock options were granted to Management as long-term compensation. In determining its restricted stock grants to the Chief Executive Officer and certain other executive officers, the Committee carefully considered their prior equity incentive grants and determined that the grants made were appropriate to further align these executives with shareholder interests and to retain these executives over time.

Chief Executive Officer Compensation

For fiscal year 2002, Mr. Mahoney received a salary of $400,000 and a bonus of $625,000. Mr. Mahoney’s short-term incentive award was determined using the scorecard approach as well as additional considerations relative to certain non-financial achievements during 2002. The payment reflects the exceptional performance of the Company and Mr. Mahoney with respect to predetermined financial and non-financial objectives during 2002.

Chairman of the Board of Directors Compensation

Mr. McCourt, the Chairman of the Company, was not compensated by the Company in 2002, but was compensated by RCN or one of its affiliates. Mr. McCourt’s services were provided to the Company under the terms of a Management Services Agreement with RCN as described in Certain Relationships and Related Transactions section of this Annual Report on Form 10-K. Said Management Services Agreement is no longer in effect.

Compliance with Internal Revenue Code Section 162(m)

The Company’s incentive based compensation plans are designed to be consistent with the performance-based requirements of Internal Revenue Code Section 162(m). The 2002 Bonus Plan was put in place toward that end. The Committee has determined that it is in the Company’s interest to maintain plans that provide the Committee with a degree of flexibility and, therefore, all awards made through our incentive plans, from time to time, may not be fully deductible.

COMPENSATION/PENSION COMMITTEE

Eugene Roth, Esq., Chairman

Daniel E. Knowles

John J. Whyte

Dated: March 25, 2003

Performance Graph

The following performance graph compares the performance of CTE Common Stock and CTE Class B Common Stock to the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment in CTE’s Common Stock, CTE Class B Common Stock and each index was $100 at December 31, 1997. It also assumes the reinvestment of dividends, if applicable.

Comparison of Five-Year Cumulative Total Return

Among Commonwealth Telephone Enterprises, Inc.,

The NASDAQ Stock Market (U.S.) Index and The NASDAQ Telecommunications Index

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Set forth below is certain information regarding the beneficial ownership of CTE Common Stock and CTE Class B Common Stock as of March 24, 2003 held by: (i) each current Director of the Company; (ii) the named executive officers; (iii) persons who are currently Directors or executive officers of the Company as a group; and (iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of CTE Common Stock or CTE Class B Common Stock. Because the shares of CTE Class B Common Stock are convertible at the option of the holder into shares of Common Stock on a one-for-one basis at any time and from time to time, the “Assuming Conversion” columns in the CTE Common Stock table reflect the total shares of CTE Common Stock which would be beneficially owned by such person or group assuming such a conversion. The “Percent of Outstanding Shares” columns represent ownership, not voting interest. Shares of CTE Common Stock have one (1) vote per share and shares of CTE Class B Common Stock have fifteen (15) votes per share. Each Director or named executive officer has investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto.

	CTE Common Stock(1)		CTE Class B Common Stock		Assuming Conversion
Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percent of Outstanding Shares(2)	Number of Shares Beneficially Owned	Percent of Outstanding Shares	Number of Shares Beneficially Carried(2)	Percent of Outstanding Shares(2)
Donald P. Cawley (3)(7)	97,075	*	—	—	97,075	*
James Q. Crowe (4)(15)	23,629	*	—	—	23,629	*
James DePolo (5)	171,227	*	—	—	171,227	*
Raymond J. Dobe, Jr. (6)	33,016	*	—	—	33,016	*
Frank M. Henry (4)	47,910	*	15,398	*	63,308	*
Richard R. Jaros (4)(15)	11,886	*	—	—	11,886	*
Daniel E. Knowles (8)	12,484	*	—	—	12,484	*
Michael J. Mahoney (7)(11)	198,036	*	—	—	198,036	*
David C. McCourt (7)(15)	15,551	*	—	—	15,551	*
David C. Mitchell (4)	13,645	*	—	—	13,645	*
Eugene Roth (10)	1,049	*	3,999	*	5,048	*
James Samaha (11)	29,759	*	—	—	29,759	*
Walter Scott, Jr. (4)(15)	117,062	*	—	—	117,062	*
John J. Whyte (4)	11,680	*	—	—	11,680	*
Directors and Executive Officers as a group (14 persons)	784,009	4%	19,397	1%	803,406	3%
Eldorado Equity Holdings, Inc. (12)	—	—	1,017,061	50%	1,017,061	4%
Mario J. Gabelli Group (13)	1,414,136	7%	371,630	18%	1,785,766	8%
Liberty Wanger Asset Management, L.P. (14)	1,654,000	8%	—	—	1,654,000	7%

(*)	Less than one percent of the outstanding shares of the class.
(1)	The CTE Class B Common Stock is convertible, at the option of the holder, into shares of CTE Common Stock on a one-for-one basis at any time and from time to time. The CTE Common Stock column has been prepared assuming that no shares of CTE Class B Common Stock are converted into CTE Common Stock.
(2)	Includes vested matching share units and participants’ contributions under the CTE Executive Stock Purchase Plan (further described below) at March 24, 2003.
(3)	Includes options to purchase 51,005 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(4)	Includes options to purchase 10,000 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(5)	Includes options to purchase 122,000 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(6)	Includes options to purchase 12,400 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.

(7)	Under the CTE Executive Stock Purchase Plan (“ESPP”), participants who defer current compensation are credited with “Share Units” with a value equal to the amount of the deferred pretax compensation. The value of a Share Unit is based on the value of a share of CTE Common Stock. The Company also credits each participant’s matching account under the ESPP with 100 percent of the number of Share Units credited based on the participant’s elective contributions. Share Units credited to participants’ elective contribution accounts are fully and immediately vested. Share Units credited to participants’ matching accounts generally vest on the third anniversary of the date they are credited, subject to continued employment. Share Units credited to a participant’s matching account become fully vested on a change in control of the Company, or on the participant’s death or disability while actively employed. The Company has established a grantor trust to hold CTE Common Stock corresponding to the number of Share Units credited to participants’ accounts in the ESPP. Participants do not have the right to vote Share Units, provided that the Company may, but is not required to, make arrangements for participants to direct the trustee of the grantor trust as to how to vote the Share Units. The table below shows with respect to each named participant, Share Units relating to the CTE Common Stock acquired by each such participant in lieu of current compensation and the vested Share Units credited to the ESPP account of each such participant as of March 24, 2003, including matching Share Units scheduled to vest within 60 days thereafter:

Name	Total Shares Acquired and Vested Restricted Matching Shares
Michael J. Mahoney	14,468
Donald P. Cawley	8,179
Raymond J. Dobe, Jr.	4,462
James Samaha	5,882

Additionally, David C. McCourt is the beneficial owner of 15,551 shares of CTE Common Stock and Mr. Mahoney is the beneficial owner of 9,068 shares of CTE Common Stock through RCN’s Executive Stock Purchase Plan. On March 31, 2003, Mr. Mahoney transferred these 9,068 shares of CTE Common Stock to the CTE ESPP from the RCN plan.

(8)	Includes options to purchase 8,000 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(9)	Includes options to purchase 152,000 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(10)	Share ownership also includes Mr. Roth’s proportionate interest of shares and vested options owned by the firm of Rosenn, Jenkins & Greenwald, L.L.P. Mr. Roth is a Senior Partner of the firm.
(11)	Includes options to purchase 10,400 shares of CTE Common Stock exercisable within 60 days after March 24, 2003.
(12)	Eldorado Equity Holdings, Inc. is a subsidiary of Level 3 Delaware Holdings, Inc., which is a subsidiary of Level 3 Telecom Holdings, Inc. (“Level 3 Telecom”). Level 3 indirectly holds all of the capital stock of Level 3 Telecom and all of the preferred stock of Level 3 Telecom. During 2002, the Company entered into a registration rights agreement and a shelf registration agreement with Level 3 for the potential sale by Level 3 of shares of the Company’s common stock and class B common stock. Level 3 completed the sale of all of its common stock in two separate underwritten offerings in April and December of 2002. Level 3 and Eldorado Equity Holdings are parties with the Company to the Recapitalization Agreement described below. See “—Certain Relationships and Related Transactions”. The address of Level 3 and Level 3 Telecom is 1025 Eldorado Blvd., Broomfield, Colorado 80021. The address of Level 3 Delaware Holdings and Eldorado Equity Holdings is 1105 North Market Street, Suite 1300, Wilmington, Delaware 19801.
(13)	Based on Amendment No. 4 to Schedule 13D filed with the Securities and Exchange Commission on April 25, 2003, on behalf of certain entities affiliated with the Mario J. Gabelli Group. The address of each affiliate is One Corporate Center, Rye, New York 10580-1434.
(14)	Based on estimates obtained from Thompson Financial Group reported as of March 31, 2003, for Liberty Wanger Asset Management L.P. (“WAM”) along with Liberty Acorn Fund, Liberty VIT-U.S. Small Cap Fund, Liberty Acorn USA Fund and Wanger U.S. Small Cap Fund. The address of WAM is 227 West Monroe Street, Suite 3000 Chicago, Illinois 60606.
(15)	Does not include CTE Class B Common Stock beneficially owned by Eldorado Equity Holdings. As an officer, Director or shareholder of Level 3, Level 3 Telecom, Level 3 Delaware Holdings, or Eldorado Equity Holdings, this person may be deemed to beneficially own all of the shares of CTE Class B Common Stock beneficially owned by Eldorado.

Information regarding the Company’s equity compensation plans approved and not approved by shareholders is contained in Note 9 entitled “Common Stock Plans” to the Consolidated Financial Statements which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

The Company had an agreement with RCN Long Distance whereby Commonwealth Long Distance Company (“CLD”) and CTSI, LLC (“CTSI”) purchased long-distance services from RCN Long Distance for resale to customers of CLD and CTSI. In 2002, CLD and CTSI incurred approximately $4,200,000 of expenses associated with this long-distance resale agreement and related customer service expenses. This Agreement expired in September 2002 and is no longer in effect. In addition the Company paid RCN Long Distance $82,000 in 2002 for network costs.

During 2002, RCN provided certain management services to the Company pursuant to a Management Services Agreement between the parties. In 2002, these services included the Office of the Chairman. The amount paid by CTE for such services in 2002 was $1,200,000. This relationship was not the result of an arm’s-length negotiation between unrelated parties. This contract was terminated in 2002 and these services are no longer being provided to the Company by RCN.

In 2002, the Company purchased certain properties from RCN, a portion of which was formerly leased from RCN. The purchase price was approximately $2,000,000 and the agreement was the result of an arm’s-length negotiated transaction.

Commonwealth Telephone Company (“CT”) and CTSI received approximately $1,100,000 during 2002 in access charges from RCN Long Distance as a result of RCN originating and terminating traffic on the Company’s networks. In addition, CT and CTSI received approximately $1,000,000 in 2002 in local service, telephone access, toll and enhanced service revenue from related parties, primarily RCN companies.

In September 1997, the Company entered into a Tax Sharing Agreement with RCN Corporation and Cable Michigan, Inc. The agreement governs contingent tax liabilities and benefits, tax contests and other tax matters arising on or before the distribution date as that term is defined in the Tax Sharing Agreement. Under the Tax Sharing Agreement, adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to Cable Michigan, Inc., RCN or the Company will be allocated solely to that company. Adjustments to all other tax liabilities will generally be allocated 50% to the Company, 20% to Cable Michigan, Inc. and 30% to RCN.

The Company paid approximately $69,000 in 2002 to Rosenn, Jenkins & Greenwald, L.L.P. for legal services. Also, the Company received approximately $64,000 in 2002 in telephone service, long-distance and Internet revenues from Rosenn, Jenkins & Greenwald, L.L.P. Mr. Roth, a Director of the Company, is a Senior Partner at the law firm.

The Company paid approximately $62,000 in 2002 to Hanify and King for legal services. Terence McCourt, Esq., a partner in the law firm, is a brother of Mr. McCourt, Director and Chairman of the Company.

The Company, primarily through its subsidiary CTSI, recorded approximately $62,000 of telecommunications services revenue from Martz Trailways in 2002. Mr. Henry, a Director of the Company, is Chairman of Martz Trailways.

In 2002, the Company recorded approximately $493,000 in telecommunications services revenues from the Geisinger Health System and its subsidiaries. Mr. Roth, a Director of the Company, is a Director of Geisinger Wyoming Valley Medical Center.

The Company had a telecommunications consulting agreement with Mr. Mitchell, a Director of the Company, through December 2002. Consulting fees, including expenses, paid to Mr. Mitchell in 2002 were approximately $31,000.

In 1999, the Company entered into a $240.0 million revolving credit facility with First Union Securities. In addition, First Union has acted as intermediary for the Company in $85.0 million of interest rate swaps. Mr. Henry, a Director of the Company, is a member of the NEPA Regional Advisory Board of First Union

Corporation. Mr. Roth, a Director of the Company, is a Director of the Pennsylvania Regional Board of Directors of First Union National Bank.

CTE, through its subsidiary epix® Internet Services, Inc., paid approximately $348,000 to Level 3 in 2002 for integrated communications services including transport services, collocation and gateway services and Softswitch services.

In October 1998, the Company entered into a registration rights agreement with Walter Scott, Jr., James Q. Crowe and David C. McCourt, each of whom is an officer and/or Director of Level 3 as well as a Director of the Company. Pursuant to such agreement, a majority of these shareholders may make up to two requests that the Company file a registration statement under the Securities Act with respect to certain shares of CTE’s Common Stock they beneficially own, if: (i) the shares of CTE Common Stock sought to be registered have a fair market value (as defined in the agreement) in excess of $1.0 million; and (ii) a demand for registration has not been made within 180 days prior to such demand. This agreement also provides for unlimited “piggyback” registration rights whereby if the Company proposes to file certain types of registration statements relating to an offering of any of the Company’s common equity securities under the Securities Act, for the Company or the Company’s other shareholders, the Company must provide prompt notice to each of these shareholders and include in such registration certain shares of the Company’s stock held by each shareholder that each shareholder requests to be included. In the registration rights agreement, the Company agreed to indemnify these shareholders and any underwriters for any material misstatements or omissions contained in any registration statement or prospectus related to the registrable securities except for any material misstatements or omissions that arise from information furnished to the Company by any of the shareholders or underwriters. These shareholders have agreed to indemnify the Company for any material misstatements or omissions that arise from information supplied by them. The Company has agreed to pay the following expenses (the “Company Expenses”) incurred in connection with a registration pursuant to this agreement: (i) registration and filing fees with the SEC and NASD; (ii) fees and expenses of compliance with securities or blue sky laws; (iii) printing expenses; (iv) fees and expenses incurred in connection with the listing or quotation of the registrable securities; (v) fees and expenses of counsel to the Company and of the independent certified public accountants for the Company; (vi) the reasonable fees and expenses of any additional experts retained by the Company in connection with such registration; and (vii) the reasonable fees and expenses of one counsel not in excess of $25,000. These shareholders have agreed to pay any underwriting fees, discounts or commissions attributable to the sale of the securities and any out-of-pocket expenses of these shareholders.

The Company is a party to a registration rights agreement with Level 3 dated as of February 7, 2002 and amended on April 23, 2003 (as amended, the “Level 3 Registration Rights Agreement”) which permitted Level 3 to make up to three demands for the Company to register Level 3’s shares of CTE Combined Common Equity. Level 3 exercised one of these demands in February 2002 (the “February 2002 Level 3 Demand”). Each of its two remaining demands may not be made within 150 days of the effective date of a prior demand, and must be for not less than (x) 1,500,000 shares of CTE Combined Common Equity, (y) CTE Combined Common Equity representing the right to cast at least 6,500,000 votes at a meeting of the Company’s shareholders or (z) all of Level 3’s remaining shares of CTE Combined Common Equity. Alternatively, Level 3 could use its remaining demand rights to request that the Company file a shelf registration statement for all of its remaining shares of CTE Combined Common Equity.

Pursuant to the February 2002 Level 3 Demand, Level 3 completed the sale of 4,898,000 shares of CTE Common Stock in an underwritten offering on April 2, 2002 (the “April 2002 Level 3 Sale”). Level 3 paid $500,000 of the Company Expenses incurred in connection with this transaction as well as the underwriting discounts and commissions, and the Company paid the remaining Company Expenses.

Pursuant to the Level 3 Registration Rights Agreement, Level 3 also has unlimited “piggyback” registration rights whereby if the Company proposes to file certain types of registration statements, either for itself or the Company’s other shareholders, the Company must provide prompt notice to Level 3 and register certain of Level 3’s shares if Level 3 so chooses. The Company has agreed to pay all of the Company Expenses, and Level 3 has agreed to pay any underwriting fees, discounts or commissions, incurred in connection with any “piggyback” registration.

The Company is also a party to a shelf registration agreement dated November 12, 2002 with Level 3 (the “Level 3 Shelf Registration Agreement”) which superseded the Level 3 Registration Rights Agreement with respect to (i) sales of certain shares of CTE Common Stock held by Level 3 at that time (but not with respect to CTE Class B Common Stock held by Level 3 or any CTE Common Stock or other securities into which such shares of CTE Class B Common Stock are converted or exchanged) and (ii) the allocation of expenses between the Company and Level 3 for sales by Level 3 of shares of CTE Combined Common Equity whether pursuant to the Level 3 Shelf Registration Agreement or the Level 3 Registration Rights Agreement.

Pursuant to the Level 3 Shelf Registration Agreement, the Company filed a shelf registration statement covering the remaining 4,741,326 Shares of CTE Common Stock that Level 3 continued to own following the April 2002 Level 3 Sale. On December 18, 2002, Level 3 completed the sale of all of these shares in an underwritten offering. The Company paid all of the expenses in connection with the filing of the shelf registration statement and paid 50% of the Company Expenses incurred in connection with this transaction. Level 3 paid the remaining Company Expenses as well as the underwriting discounts and commissions.

Although Level 3 has two demands remaining under the Level 3 Registration Rights Agreement, the Company is required only to pay 50% (and any excess over $500,000) of the Company Expenses incurred in connection with one of these demands. Under the Level 3 Registration Rights Agreement and the Level 3 Shelf Registration Agreement, the Company has agreed to indemnify Level 3 and any underwriters for any material misstatements or omissions contained in any registrations made thereunder, except for any material misstatements or omissions that arise from information furnished to the Company by Level 3 or the underwriters, and Level 3 has agreed to indemnify the Company for any material misstatements or omissions that arise from certain information Level 3 supplied to the Company for use in registration statements filed pursuant the terms of such agreements (subject to a specified limit).

On April 24, 2003, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 and Eldorado Equity Holdings. Under the terms of the Recapitalization Agreement, the Company agreed to amend its existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 has agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments at the upcoming Annual Meeting. The reclassification and the related charter amendments are subject to the satisfaction or, to the extent permitted by applicable law, waiver of various conditions precedent, including Company shareholder approval and receipt of applicable regulatory approvals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

Date: April 30, 2003
	By:	/s/ DONALD P. CAWLEY
Donald P. Cawley
Senior Vice President and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	April 30, 2003

/s/ DONALD P. CAWLEY Donald P. Cawley	Senior Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	April 30, 2003

CERTIFICATION

I, Michael J. Mahoney, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Commonwealth Telephone Enterprises, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 30, 2003

/s/    Michael J. Mahoney

President and

Chief Executive Officer

CERTIFICATION

I, Donald P. Cawley, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Commonwealth Telephone Enterprises, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 30, 2003

/s/    Donald P. Cawley

Senior Vice President and

Chief Accounting Officer