Form 10-Q
period 2003-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-05-15
CIK 310433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from __________ to __________

Commission file number 0-11053

COMMONWEALTH TELEPHONE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2093008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 CTE Drive Dallas, Pennsylvania 18612-9774
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (570) 631-2700

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of March 31, 2003 there were 21,639,034 shares of the registrant’s common stock, $1.00 par value per share, outstanding and 2,025,381 shares of the registrant’s Class B common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,

	2003	2002

Sales	$83,158	$78,396
Costs and expenses, excluding other operating expenses itemized below	39,827	38,764
Management fees, related party	—	300
Depreciation and amortization	17,627	16,973
Voluntary retirement program	—	2,333

Operating income	25,704	20,026
Interest and dividend income	706	881
Interest expense	(2,388)	(3,349)
Other income (expense), net	35	(9)
Equity in income of unconsolidated entities	231	228

Income before income taxes and cumulative effect of accounting change	24,288	17,777
Provision for income taxes	9,334	7,028

Income before cumulative effect of accounting change	14,954	10,749
Cumulative effect of accounting change, net of tax	13,230	—

Net income	$28,184	$10,749
Unrealized gain (loss) on derivative instruments, net of tax	264	842

Comprehensive net income	$28,448	$11,591

Basic earnings per share:
Income before cumulative effect of accounting change	$0.64	$0.46
Cumulative effect of accounting change, net of tax	0.56	—

Net income	$1.20	$0.46

Weighted average shares outstanding	23,436,706	23,352,097
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.63	$0.45
Cumulative effect of accounting change, net of tax	0.56	—

Net income	$1.19	$0.45

Weighted average shares and common stock equivalents outstanding	23,707,481	23,677,562

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and temporary cash investments	$53,054	$34,935
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $5,633 at March 31, 2003 and $5,520 at December 31, 2002	58,394	52,866
Other current assets	15,282	10,138
Deferred income taxes	21,816	23,669

Total current assets	148,546	121,608
Property, plant and equipment, net of accumulated depreciation of $415,747 at March 31, 2003 and $432,435 at December 31, 2002	422,448	411,370
Investments	9,484	9,718
Deferred charges and other assets	10,843	10,738
Unamortized debt issuance costs	529	605

Total assets	$591,850	$554,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,010	$9,010
Notes payable	65,000	65,000
Accounts payable	29,033	30,503
Accrued restructuring expenses	1,913	2,029
Accrued expenses	44,814	49,955
Accrued income taxes	5,605	—
Advance billings and customer deposits	5,207	5,870

Total current liabilities	160,582	162,367
Long-term debt	75,047	77,299
Deferred income taxes	70,394	61,083
Other liabilities	34,827	32,300
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 21,683,518 and 21,488,697; outstanding: 21,639,034 and 21,444,213, at March 31, 2003 and December 31, 2002, respectively)	21,682	21,489
Class B Common Stock ($1 par value, authorized: 15,000,000 and 15,000,000; issued: 5,810,030 and 5,818,684; outstanding: 2,025,381 and 2,034,035, at March 31, 2003 and December 31, 2002, respectively)	5,810	5,818
Additional paid-in capital	263,259	256,594
Deferred compensation	(7,964)	(2,676)
Accumulated other comprehensive loss	(6,697)	(6,961)
Retained earnings	106,153	77,969
Treasury stock at cost, 3,829,133 shares at March 31, 2003 and December 31, 2002	(131,243)	(131,243)

Total common shareholders’ equity	251,000	220,990

Total liabilities and shareholders’ equity	$591,850	$554,039

At the option of the holder, Class B Common Stock is convertible on a one-for-one basis into Common Stock.

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,561	$18,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(7,381)	(9,591)
Other	753	793

Net cash used in investing activities	(6,628)	(8,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(2,252)	(12,252)
Proceeds from exercise of stock options	1,471	132
Capital lease obligation	(33)	(33)

Net cash used in financing activities	(814)	(12,153)

Net increase (decrease) in cash and temporary cash investments	18,119	(1,994)

Cash and temporary cash investments at beginning of year	34,935	27,298

Cash and temporary cash investments at March 31,	$53,054	$25,304

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,498	$3,180

Income taxes	$537	$546

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.

1.     Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or  “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”), which include Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; the portion of epix(R) Internet Services (“epix”), that includes dial-up Internet customers within CT’s operating territory and non-CTSI customers outside CT’s service territory; the portion of Jack Flash(R) (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area; and Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services. Other also includes our corporate financing entity. All significant intercompany accounts and transactions are eliminated.

2.     Stock-Based Compensation – We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended March 31,

	2003	2002

Net income – as reported	$28,184	$10,749
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	387	313
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,314)	(1,291)

Net income – pro forma	$27,257	$9,771

Net income per share:
Basic earnings per share – as reported	$1.20	$0.46
Basic earnings per share – pro forma	$1.16	$0.42
Diluted earnings per share – as reported	$1.19	$0.45
Diluted earnings per share – pro forma	$1.15	$0.41

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted average assumptions as follows:

	Three months ended March 31,

	2003	2002

Dividend yield	0.00%	0.00%
Expected volatility	42.09%	42.09%
Risk-free interest rate	3.76%	3.76%
Expected lives	5 years	5 years

3.     Segment Information - CT provides local and long-distance telephone service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, Internet, DSL and enhanced services.

The Other segment includes the results of CC and CLD, the portion of the results of epix consisting of dial-up Internet customers within CT’s territory and non-CTSI customers outside CT’s territory, Jack Flash customers within CT’s territory and CTE’s corporate financing entity.

Financial information by business segment is as follows:

Three months ended March 31, 2003

	CT	CTSI	Other	Consolidated

Sales	$54,964	$21,667	$9,739	$86,370
Elimination of intersegment sales	2,867	172	173	3,212
External sales	52,097	21,495	9,566	83,158
Costs and expenses	17,107	13,284	9,436	39,827
Depreciation and amortization	11,499	5,060	1,068	17,627
Operating income (loss)	23,491	3,151	(938)	25,704
Interest expense, net	(368)	—	(1,314)	(1,682)
Other income (expense), net	(29)	12	52	35
Equity in income of unconsolidated entities	—	—	231	231
Income (loss) before income taxes and cumulative effect of accounting change	23,094	3,163	(1,969)	24,288
Provision (benefit) for income taxes	8,680	1,165	(511)	9,334
Income (loss) before cumulative effect of accounting change	14,414	1,998	(1,458)	14,954
Cumulative effect of accounting change, net of tax	13,230	—	—	13,230
Net income (loss)	27,644	1,998	(1,458)	28,184

Three months ended March 31, 2002

	CT	CTSI	Other	Consolidated

Sales	$52,108	$21,033	$9,093	$82,234
Elimination of intersegment sales	3,492	152	194	3,838
External sales	48,616	20,881	8,899	78,396
Costs and expenses	17,113	13,133	8,518	38,764
Management fees, related party	300	99	(99)	300
Depreciation and amortization	11,022	4,495	1,456	16,973
Voluntary retirement program	—	—	2,333	2,333
Operating income (loss)	20,181	3,154	(3,309)	20,026
Interest expense, net	(490)	—	(1,978)	(2,468)
Other income (expense), net	5	(10)	(4)	(9)
Equity in income of unconsolidated entities	—	228	—	228
Income (loss) before income taxes	19,696	3,372	(5,291)	17,777
Provision (benefit) for income taxes	7,566	1,239	(1,777)	7,028
Net income (loss)	12,130	2,133	(3,514)	10,749

4.     Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,805 as of March 31, 2003 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,805 as of March 31, 2003 in other assets representing the unamortized portion of installation costs.

5.     Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT.

6.     CTE Stock Options and Restricted Stock - At March 31, 2003, we have approximately 1,423,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first three months of 2003, no options were granted, 36,000 options were canceled and 49,167 options were exercised, yielding cash proceeds of $1,471. As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of March 31, 2003, 65,000 shares were vested. In accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as issued by the FASB, the compensation cost related to restricted stock granted in 2000 was $333 and $384 in the three month periods ended March 31, 2003 and 2002, respectively. On February 28, 2003, we granted an additional 137,000 shares of restricted stock that vests over four years. The fair value of the restricted stock issued of $5,173 to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity.  The compensation cost related to this issue of restricted stock was $108 in the three month period ended March 31, 2003.

7.     Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during each period after giving effect to dilutive common stock equivalents.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended March 31,

	2003	2002

Income before cumulative effect of accounting change	$14,954	$10,749
Cumulative effect of accounting change, net of tax	13,230	—

Net income	$28,184	$10,749

Basic earnings per share:
Weighted average shares outstanding	23,436,706	23,352,097

Income before cumulative effect of accounting change	$0.64	$0.46
Cumulative effect of accounting change, net of tax	0.56	—

Net income per share	$1.20	$0.46

Diluted earnings per share:

Weighted average shares outstanding	23,436,706	23,352,097
Dilutive shares resulting from common stock equivalents	270,775	325,465

Weighted average shares and common stock equivalents outstanding	23,707,481	23,677,562

Income before cumulative effect of accounting change	$0.63	$0.45
Cumulative effect of accounting change, net of tax	0.56	—

Net income per share	$1.19	$0.45

8.     Derivative Instruments - We utilize interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the three months ended March 31, 2003, we recorded an adjustment of ($406) (($264) net of tax) to adjust the fair value of the swaps to ($5,935). In the three months ended March 31, 2002, we recorded an adjustment of ($1,296) (($842) net of tax) to adjust the fair value of the swaps to ($3,134).

9.     Restructuring Charges (Reversals) - In December 2000, we initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three “edge-out” markets adjacent to CT’s rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, CTE recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax). CTSI had completed its withdrawal from the five non-“edge-out” expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) by June 30, 2001.

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

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid and $4,558 was reversed from the cancellation of a committed equipment purchase that was favorably negotiated, the sale of certain assets and the assignment of certain leases to another CLEC and a favorable building lease settlement. In 2002, $1,371 of this liability was paid and $3,409 was reversed due to the elimination of liabilities associated with certain customer contracts. In the first three months of 2003, $116 of this liability was paid.

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

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total

Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001

Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expenses	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

	Balance December 31, 2001	Payments	Reversal of Provision	Balance December 31, 2002	Payments	Reversal of Provision	Balance March 31, 2003

Employee termination benefits	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	6,356	(1,361)	(2,966)	2,029	(116)	—	1,913
Removal and restoration costs	453	(10)	(443)	—	—	—	—
Investment advisory and other fees	572	(41)	(531)	—	—	—	—

Total accrued restructuring expenses	$7,381	$(1,412)	$(3,940)	$2,029	$(116)	$—	$1,913

10.     Voluntary Retirement Program - On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets and, therefore, nearly 80% of the cost was non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 of which $4,120 represents non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 related to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges primarily related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 related to medical insurance and other program expenses.

11.     Debt - An amended revolving line of credit agreement with CoBank was entered into on June 4, 2002, that extended the availability of the Company’s $65,000 line of credit to June 2003. The line of credit is at interest rates which are based on a LIBOR rate or floating rate option. We anticipate refinancing this line of credit when it becomes due in June 2003.

12.     Change in Accounting and New Accounting Pronouncements –

Asset Retirement Obligations –

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

Although we have no legal obligation to remove assets, we have historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs have been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets are actually retired and removal costs are expended, the net removal costs are recorded as a reduction to accumulated depreciation.

In connection with the adoption of this standard, we were required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change, net of tax that increased net income by $13,230 or $0.56 per share for the first quarter of 2003.

On a pro forma basis, for the three month period ended March 31, 2002, adjusting for the effect of retroactive application on depreciation, cost of removal expense and related taxes which would have been made had SFAS No. 143 been in effect, net income would have decreased by $2 and earnings per share would not change from the amounts reported.

Revenue Recognition for Multi-Element Deliverables –

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact, if any, this statement will have on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in Thousands, Except Per Share Amounts)

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments;

•	changes in the competitive environment in which we operate; and

•	the receipt of necessary approvals.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

Overview and Segments

Our two primary operations are Commonwealth Telephone Company, or CT, which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC, our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”). We also have another business segment labeled “Other,” which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix(R) Internet Services (“epix”), a rural Internet service provider; Jack Flash(R) (“Jack Flash”), a broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions; Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; and Commonwealth  Long Distance Company (“CLD”), a long-distance reseller. Both epix and Jack Flash results included in Other represent the portion of these businesses in CT’s territory. Other also includes our corporate financing entity.

CT has been operating in various rural Pennsylvania markets since 1897. As of March 31, 2003, our RLEC served over 338,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these “expansion” markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to significantly reduce our capital needs. We had completed our withdrawal from these markets by June 30, 2001.

CTSI served over 130,500 switched access lines as of March 31, 2003, which were mainly business customers. Recently, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market.

Revenue

CT revenue is derived primarily from access, local service, enhanced services and intraLATA toll. IntraLATA toll revenue is derived from customers who have chosen us to provide local long-distance service. Access revenue consists primarily of charges paid by long-distance companies for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, such as Caller ID and Call Waiting.

CTSI’s revenue is derived primarily from access, local service, point-to-point circuit, Internet access from dial-up and DSL, local long-distance and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes a portion of the revenue from epix and Jack Flash and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for this segment consists of dial-up Internet revenue charges from customers within CT’s service territory and non-CTSI customers outside CT’s territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within CT’s service territory. Commonwealth Communications generates revenue primarily from telecommunications projects including installation of PBX systems for business customers, cabling projects, and telecommunication systems design. Commonwealth Long Distance primarily derives its revenue from long-distance customers within CT’s operating territory.

Costs and Expenses

Our costs and expenses excluding other operating expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from a third party provider. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with access line growth, expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in CT and CTSI territories. Capital expenditures associated with access line growth, comprising a significant portion of our overall capital spending, are success-based and therefore result in incremental revenue.

Results of Operations

Three months ended March 31, 2003 vs March 31, 2002

Our consolidated sales were $83,158 and $78,396 for the three months ended March 31, 2003 and 2002, respectively. Contributing to the sales increase of $4,762 or 6.1% were higher sales of CT of $3,481, higher CTSI sales of $614 and higher Other sales of $667.

Our consolidated costs and expenses (excluding other operating expenses) were $39,827 for the three months ended March 31, 2003 as compared to $38,764 for the three months ended March 31, 2002, an increase of $1,063.

Other operating expenses decreased $1,979 as a result of a $2,333 charge in 2002 associated with the Voluntary Retirement Program that did not recur in 2003 and the elimination of management fees which were $300 in 2002. The decreases were partially offset by an increase in depreciation expense of $654.

Consolidated operating income was $25,704 for the three months ended March 31, 2003 as compared to $20,026 for the three months ended March 31, 2002. The increase was a result of the items discussed above.

Consolidated net income was $28,184 or $1.19 per diluted share for the three months ended March 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.56 per share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Net income was $10,749 or $0.45 per diluted share for the three months ended March 31, 2002. Contributing to the increase in net income is the increase in operating income discussed above, the cumulative effect accounting adjustment and a reduction in non-operating income and expense, primarily a reduction in interest expense, partially offset by an increase in the provision for income taxes.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below:

Three months ended March 31, 2003

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$52,097	$17,107	$11,499	$23,491
CTSI	21,495	13,284	5,060	3,151
Other	9,566	9,436	1,068	(938)

Total	$83,158	$39,827	$17,627	$25,704

Three months ended March 31, 2002

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$48,616	$17,113	$11,322	$20,181
CTSI	20,881	13,133	4,594	3,154
Other	8,899	8,518	3,690	(3,309)

Total	$78,396	$38,764	$19,606	$20,026

Installed access lines:

	March 31,

	2003	2002

CT	338,003	332,947
CTSI	130,582	115,901

Total	468,585	448,848

Commonwealth Telephone Company

Sales were $52,097 and $48,616 for the three months ended March 31, 2003 and 2002, respectively. The sales increase of $3,481 or 7.2% is primarily due to higher access, local service and enhanced services revenues. Contributing to the increase in revenue are an increase in the NECA average schedule formulas, an increase in minutes of use and an increase in special access circuits. The increase in revenue is also the result of an increase in installed access lines of 5,056 or 1.5%. CT’s sales of business lines primarily contributed to the access line growth.

Interstate access revenue increased $1,902 for the three months ended March 31, 2003, versus the comparable period of 2002, resulting from an increase in the NECA average schedule formulas, an increase in special access circuits and an increase in minutes of use.

State access revenue increased $1,042 for the three months ended March 31, 2003 as compared to the comparable period of 2002, primarily a result of an increase in minutes of use.

Local service revenue increased $533 for the three months ended March 31, 2003, as compared to the same period last year, primarily as a result of the increase in access lines and a regulatory rate increase of $0.21 in May 2002 for substantially all dial-tone lines, based on a Gross Domestic Product Profitability Index (GDPPI) rate increase.

Enhanced services revenue increased $217 for the three months ended March 31, 2003 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other custom calling sales.

IntraLATA toll revenue decreased $388 for the three months ended March 31, 2003 as compared to the comparable period of 2002, primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory. Also, customers are switching to a new CLD intraLATA long-distance product offering. We expect this decline to continue.

Costs and expenses excluding other operating expenses for the three months ended March 31, 2003 were $17,107 as compared to $17,113 for the three months ended March 31, 2002. Payroll expenses were reduced $848 primarily due to the realignment of our management staff that occurred late in the fourth quarter of 2002. This reduction was offset by higher snow removal costs, higher utility costs, higher local terminating expense and higher material expense associated with higher business sales.

Other operating expenses increased $177 or 1.6%. Depreciation and amortization  expense increased $477 or 4.3% to $11,499 as a result of higher depreciable plant from capital expenditures in 2002 and 2003. This increase was offset by the elimination of management fees of $300.

CT’s operating income was $23,491 for the three months ended March 31, 2003 as compared to $20,181 for the three months ended March 31, 2002. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $21,495 for the three months ended March 31, 2003 as compared  to $20,881 for the same period in 2002. The increase of $614 or 2.9% primarily  represents an increase in local service primarily from of an increase in  installed access lines, customer point-to-point circuit revenues and long-distance, partially offset by the continued reduction in access revenue resulting  from a modification to certain transport billings related to access trunking.  This modification is a result of a potential dispute between CTSI and Verizon regarding billing for these transport trunking facilities. Also contributing to the revenue reduction is the continued implementation of the Federal Communications Commission’s (“FCC”) mandated interstate access rate reduction.  At March 31, 2003, CTSI had 130,582 installed access lines versus 115,901 installed access lines at March 31, 2002, an increase of 14,681 or 12.7%. Also  contributing to the increase in revenue was an increase in Internet service  provider (“ISP”) traffic. For the three months ended March 31, 2003, CTSI  recorded approximately $3,864 or 18.0% of its revenues from revenue associated with ISP traffic, as compared to $3,093 or 14.8% for the same period last year. All of the allowable billable minutes on ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2003 were billed in the first quarter, resulting in the large revenue percentage from ISP traffic. CTSI will have no allowable billable minutes above the 3 to 1 ratio for the remainder of 2003.  The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system.

Costs and expenses excluding other operating expenses were $13,284 and $13,133 for the three months ended March 31, 2003 and 2002, respectively. Contributing to the increase of $151 or 1.1% are additional circuit rental expense partially offset by reduced bad debt expense.

Other operating expenses increased $466 or 10.1%. Depreciation and amortization expense increased $565 or 12.6% to $5,060 as a result of higher depreciable plant as a result of capital expenditures in 2002 and 2003, primarily associated with increased installed access lines. This increase was partially offset by the elimination of management fees of $99.

CTSI’s operating income was $3,151 for the three months ended March 31, 2003 as compared to $3,154 for the three months ended March 31, 2002. The change was a  result of the items discussed above.

Other

Sales of our support businesses were $9,566 and $8,899 for the three months ended March 31, 2003 and 2002, respectively. The increase of $667 or 7.5% is due primarily to an increase in Jack Flash and CC sales, offset by a decrease in epix sales.

CC sales increased $611 or 17.6% primarily due to an increase in business systems installation sales. At March 31, 2003, Jack Flash had 10,538 installed DSL subscribers as compared to 7,879 at March 31, 2002, contributing to its increase  in revenue of $228. CLD sales increased $12 or 1.0% as a result of a new intraLATA long-distance product offering. epix sales decreased $184 or 5.2% due to a decrease in dial-up subscribers.

Costs and expenses of our support businesses, excluding other operating expenses, were $9,436 and $8,518 for the three months ended March 31, 2003 and 2002, respectively. CLD costs and expenses increased $77 for the three months ended  March 31, 2003, as compared to the same period last year, due primarily to the new product rollout. epix expenses decreased $83 for the three months ended March 31, 2003, in comparison to the same period last year due to lower rent expense and  a reduction in headcount. Jack Flash costs increased $181 for the three months ended March 31, 2003, as compared to the same period last year, due to higher advertising costs and an increase in network support costs. Expenses at the  corporate financing entity increased primarily due to the recapitalization agreement entered into with Level 3 Communications, Inc. See “Liquidity and  capital resources.”

Other operating expenses decreased $2,622. The decrease was primarily the result of a $2,333 charge in 2002 associated with the Voluntary Retirement Program described below that did not recur in 2003. Depreciation and amortization expense decreased $388 or 26.6% to $1,068 as a result of lower depreciable plant. This decrease was partially offset by an increase of $99 attributable to the elimination of management fees allocations.

The operating loss in Other was ($938) for the three months ended March 31, 2003 as compared to ($3,309) for the three months ended March 31, 2002. The change was a result of the items discussed above.

Voluntary Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets and, therefore, nearly 80% of the cost was non-cash to the Company. In the fourth quarter of 2001, we recorded  a charge of $5,388 of which $4,120 represented non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 related to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges primarily related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 related to medical insurance and other program expenses. As a result of the VRP, we reduced our headcount by 103 employees, or approximately 7% of our overall workforce. The results of this program allowed us to achieve increased efficiency and reduced costs.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $90,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $2,388 and $3,349 for the three months ended March 31, 2003 and 2002, respectively; this represents a decrease of $961 or 28.7% from the comparable period of 2002. The decrease in interest expense is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT’s mortgage note payable to CoBank decreased as a result of scheduled principal payments.

Income Taxes

Our effective income tax rates were 38.4% and 39.5% for the three months ended March 31, 2003 and 2002, respectively. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT.

Liquidity and Capital Resources:

	March 31, 2003	December 31, 2002

Cash and temporary cash investments	$53,054	$34,935
Working capital deficit	$(12,036)	$(40,759)
Long-term debt (including current maturities and notes payable)	$149,057	$151,309

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under existing facilities were $210,000 at March 31, 2003 and $155,000 at March 31, 2002.

	March 31, 2003		March 31, 2002

	Balance	Available	Balance	Available

Revolving credit facility	$30,000	$210,000	$85,000	$155,000
Credit agreement - CoBank	54,057	—	63,067	—
Revolving line of credit - CoBank	65,000	—	65,000	—

Total	$149,057	$210,000	$213,067	$155,000

Cash and temporary cash investments were $53,054 at March 31, 2003 as compared to $34,935 at December 31, 2002. Our working capital ratio was 0.93 to 1 at March 31, 2003 as compared to 0.75 to 1 at December 31, 2002. The net increase is due to increased liquidity provided by operations and reductions in capital spending.

	As of March 31,

	2003	2002

Net cash provided by (used in):
Operating activities	$25,561	$18,957
Investing activities	$(6,628)	$(8,798)
Financing activities	$(814)	$(12,153)

For the three months ended March 31, 2003, our net cash provided by operating activities was $25,561 comprised of net income before cumulative effect of accounting change of $14,954, non-cash depreciation and amortization of $17,627 and a reduction in other non-cash items and working capital changes of $7,020. Net cash used in investing activities of $6,628 consisted primarily of additions to property, plant and equipment of $7,381. Net cash used in financing activities of $814 consisted primarily of the net redemption of debt of $2,252, partially offset by proceeds of stock option exercises of $1,471.

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. As amended in June 2002, the revolving line of credit agreement provides for the availability of credit to June 2003. We anticipate refinancing this line of credit when it becomes due in June 2003.

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

Level 3 Communications, Inc. (“Level 3”) owns 1,017,061 shares of our Class B Common Stock and no shares of our Common Stock. On April 24, 2003, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 and Eldorado Equity Holdings. Under the terms of the Recapitalization Agreement, the Company agreed to amend its existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 has agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments at the upcoming Annual Meeting. The reclassification and the related charter amendments are subject to the satisfaction or, to the extent permitted by applicable law, waiver of various conditions precedent, including Company shareholder approval and receipt of applicable regulatory approvals. At the conclusion of the reclassification, CTE will have only one class of common stock, with each share having one vote in all matters. We may, from time to time, consider purchasing some or all of our shares held by Level 3  Communications, Inc. and its affiliates in one or more transactions and may  finance these purchases through public or private offerings of equity or debt, operating cash flows and/or bank loans.

Related and Like Parties

On April 2, 2002, we completed a 4,898,000 share secondary offering of our Common Stock. In December 2002, a 4,741,326 share secondary offering of our Common Stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings.

Level 3 Communications, Inc. currently holds 29.3% of the voting power in our equity securities. However, Level 3 will only have approximately 4.6% of the voting power in our equity securities if the proposed reclassification and conversion of CTE Class B Common Stock into 1.09 shares of CTE Common Stock is approved by the shareholders. Level 3 maintains certain rights to register its shares for resale and has stated publicly that it would consider monetizing certain of its non-core assets, including its  holdings in public companies such as CTE. Four of our directors are also directors of Level 3. We have entered into a month-to-month agreement with Level 3 to provide  Internet backbone and colocation services.

We have existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3. Our Chairman, David McCourt, is also the Chairman and CEO of RCN, a facilities-based telecommunications company. Five of our directors also serve on the board of directors of RCN. On April 23, 2003, Michael Adams and Timothy Stoklosa resigned from our Board of Directors. Both are officers of RCN.  Recently, we terminated our month-to-month long-distance resale agreement and a management service agreement with RCN. Also, Level 3 owns a significant amount of the outstanding equity securities of RCN.

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

In response to CT’s petition seeking an exogenous event adjustment for revenues lost due to the bankruptcies of two large interexchange carriers in 2002, government agencies that represent ratepayer interests have challenged CT’s surcharge treatment of certain state taxes. CT might be ordered to provide a refund to customers. The PUC has not yet ruled on these matters, and the outcome of this proceeding is uncertain.

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

The PUC is currently considering intrastate access reform and universal service funding reform for independent local exchange carriers in Pennsylvania. At this time, we are unable to predict the outcome of these developments or their potential effect on our  results of operations or financial condition.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 32.4% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed  by the National Exchange Carrier Association (“NECA”). During 2003, NECA and CT have continued to implement new rules adopted by the FCC in 2001 that required a reduction in access charges to IXCs, an increase in subscriber line charges to customers and the creation of a universal funding mechanism funded by all local and interexchange carriers. In addition to the above modifications to the NECA funding mechanisms, the FCC has also released a Notice of Proposed Rulemaking (“NOPR”) under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

CT, CTSI and CLD are required to make contributions to the Federal Universal Service Fund, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. The FCC made relatively modest changes to the contribution formulas in 2002 that become effective April 1, 2003. The FCC is currently considering further changes to its Universal Service Fund regulations that, if adopted, would alter the basis upon which Universal Service Fund contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear whether the FCC will adopt any of these proposals. Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the PUC.

The Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does, however, apply to CT. CT has recently received limited requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers. CT is currently negotiating with one or more telecommunications carriers for such limited interconnection. At this time, we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

 Effective February 1, 2003, CT entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months. Under the terms of the agreement, CT and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.042 per minute, dropping to $0.03 per minute on January 1, 2004, and dropping to $0.02 per minute on June 1, 2004.  The agreement was finally approved by the PUC at its May 1 meeting. CT anticipates that it will offer similar terms for traffic exchange to other wireless companies.

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

Under the Telecommunications Act of 1996, the PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Currently, the PUC is considering changes to Verizon’s rates for unbundled local loops, which may affect CTSI’s cost of providing service to on-switch, off-net customers. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

On February 20, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. The full text of these rules has not yet been released and we are unable to analyze their impact at this time. However, the FCC’s preliminary announcement of its ruling indicates that the rules are not likely to have a material impact on CTSI’s “on-net” services, which now account for 52% of its access lines, or on its “on-switch” services,  which (together with “on-net” services) now account for 98% of its access lines. The FCC’s rules are likely to be subject to judicial review, but we are unable to predict the outcome of these developments or their potential effect on CTSI’s results of operations at this time.

In October 2002, the PUC directed Verizon to recalculate the rates it charges CTSI and other telecommunications carriers for unbundled network elements. We expect that the recalculation of rates will result in some change in the costs incurred by CTSI to purchase these elements, although we are unable at this time to predict what the new rates will be. The PUC also stated that it would review the impact of the recalculated rates on Verizon’s four density cells. Since the areas served by CTSI are located in higher-cost density cells, the PUC’s decision to review Verizon’s geographic deaveraging of rates may lead to some cost reduction, but this remains uncertain until the Commission completes its review.

The PUC is currently considering a request made by Verizon-PA to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. CTSI has intervened in the case in opposition to this request. At this time, we are unable to predict the outcome of this proposal.

On October 8, 2002, the PUC entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of assigning and populating NXX codes in exchanges where no physical LEC presence exists for the carrier responsible for the NXX code.  The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. At this time we are unable to predict the outcome of this proceeding, or its possible effect on our results of operations or financial condition.

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

These FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. For the three months ended March 31, 2003, CTSI recorded approximately $3,864 or 18.0% of its revenues from compensation revenue from ISP traffic. This compares to $3,093 or 14.8% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $1,140 or 1.4% and $1,192 or 1.5% of our total consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Revenues from interstate access charges represented approximately 0.8% and 1.4% of our consolidated revenues, for the three months ended March 31, 2003 and 2002, respectively.

Effective February 1, 2003, CTSI entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months and was approved by the PUC on May 1. Under the terms of the agreement, CTSI and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.0035 per minute, which is comparable to the per minute compensation rate CTSI has in place with Verizon Telephone Company.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

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

(thousands of dollars)

As of March 31, 2003	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift

Long-term debt and notes payable:
Fixed	$27,372	$28,348	$28,257	$28,440
Variable	$121,685	$121,685	$120,369	$123,028

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of March 31, 2003

Variable to fixed:
Hedge 3	2004	5.78%	$20,000	$(1,127)
Hedge 4	2004	6.13%	$15,000	$(1,069)
Hedge 6	2006	5.40%	$35,000	$(3,573)
Hedge 7	2003	4.75%	$20,000	$(166)

Two of our interest rate swaps matured in the second quarter 2002, and were not renewed. Additionally, one interest rate swap matured in the third quarter 2002, and did not renew. An interest rate swap is scheduled to mature in May 2003 that will not be renewed.

As of May 15, 2003, we had no other material exposure to market risk.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		(3)	Articles of Incorporation and By-Laws

(a) By-laws of Registrant, as amended through April 24, 2003.

		(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Letter agreement dated March 13, 2003 to amend the Loan Agreement dated as of March 29, 1994 and the Second Amended and Restated Line of Credit Agreement dated as of June 4, 2002 between Commonwealth Telephone Company and CoBank, ACB.

		(99)	Additional Exhibits

(a) Registrant’s certification of periodic report.

	(b)	Reports on Form 8-K

On April 25, 2003, the Company filed a report on Form 8-K to disclose the resignation of two members of our Board of Directors. Also, the Company entered into a Recapitalization Agreement with Level 3 Communications, Inc. and Eldorado

Equity Holdings, Inc. that provides for the reclassification and conversion of each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. Also, the Company, Level 3 and Eldorado Equity Holdings, Inc. amended the Registration Rights Agreement dated February 7, 2002.

On May 1, 2003, the Company filed a report on Form 8-K to report our first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

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

                         b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                         c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                         a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                         b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ MICHAEL J. MAHONEY

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

                         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DONALD P. CAWLEY

Senior Vice President and Chief Accounting Officer