Form 10-K/A
period 2002-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-07-11
CIK 310433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at May 31, 2003:

21,710,992 Common Stock

2,025,381 Class B Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2002 computed by reference to the closing price as reported by NASDAQ for Common Stock ($40.24 per share) and to the closing price as reported for Class B Common Stock ($41.00 per share), is as follows:

$873,650,318 Common Stock

$41,341,120 Class B Common Stock

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Commonwealth Telephone Enterprises, Inc. (the “Company”) is re-filing in its entirety its Annual Report on Form 10-K for the year ended December 31, 2002, which was originally filed on March 17, 2003 (the “Original Form 10-K”). The Company recently became aware that as a result of an error on the part of the Company’s third party financial printer in charge of the EDGAR submission, the Original Form 10-K did not include the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. In accordance with Securities and Exchange Commission rules and regulations, the Original Form 10-K must be re-filed in its entirety with the appropriate certifications. In addition, the Company has removed certain non-GAAP financial measures that were included in the Original Form 10-K in accordance with recently issued Regulation G and amended Item 10 of Regulation S-X concerning the use of non-GAAP financial measures.

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

CT, founded in 1897, operates in a rural, approximately 5,000 square mile territory with a population of approximately 450,000 people and a line density of approximately 68 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $198.8 million and $189.3 million and operating income of $83.4 million and $78.7 million for the year ended December 31, 2002 and for the year ended December 31, 2001, respectively. CT ranks among the industry leaders in switched access line growth and penetration of residential second lines, primarily as a result of a successful campaign to market additional lines. From 1995 to 2002, CT’s penetration of residential additional lines grew from 3% to 40% while its number of switched access lines grew at a compound annual growth rate of 5.8%, resulting in growth of its overall revenues at a compound annual growth rate of 6.5%.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/ Reading/

York. Recently, we announced the extension of our RLEC “edge-out” business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market. In the “edge-out” markets, CTSI generated revenues of $84.0 million and $73.1 million and operating income of $10.7 million and $2.5 million for the year ended December 31, 2002 and the year ended December 31, 2001, respectively. Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets. At the end of 2000, however, we developed an exit strategy for these expansion markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to increase our operating income and to significantly reduce our capital needs. We recorded a restructuring charge of $99.7 million, or $64.8 million after-tax, in the fourth quarter of 2000 in connection with this strategy, and we completed our withdrawal from these markets by June 30, 2001.

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

Business Strategy

We strive to grow our revenues, control our expenses and deploy our capital in a manner that maximizes our operating income. In order to achieve this goal, we have formulated the following business strategy:

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

Increase Penetration of Enhanced Services

CT offers an array of enhanced services such as caller identification, voice mail and custom calling services such as call-forwarding, Call Waiting and three-way calling. These services generally produce higher margins than basic telephone service. We believe these enhanced services provide a source of revenue and operating income growth potential as our penetration rates for enhanced services are currently below industry averages. CT’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base have been substantially completed. We have increased our efforts to market enhanced services to our customers and believe we can achieve higher penetration rates that are more in line with industry standards.

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

We plan to invest capital into services such as DSL and our Internet service provider. All of these businesses are highly competitive, and we cannot assure you that we will be able to achieve the returns on investment that we expect. Additionally, even if we are successful in our efforts to develop these new businesses, their operating results and margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will, to some extent, be offset by reduced demand for second lines, which can be rendered redundant by DSL.

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

Beginning in 1998, we had expanded beyond our original three “edge-out” markets and into five expansion markets located in Pennsylvania, New York, Ohio and West Virginia. In December 2000, we announced that we were exiting these expansion markets to redirect our focus on our “edge-out” markets. The expansion markets accounted for approximately 20% of our CLEC’s competitive lines and approximately 20% of our CLEC’s revenues. The redirection of CTSI’s strategy to focus on our original three “edge-out” markets is allowing us to increase our operating income and to significantly reduce our capital needs. We completed our withdrawal from these markets by June 30, 2001.

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

There were approximately 1,948 holders of the Company’s Common Stock and 317 holders of the Company’s Class B Common Stock on February 28, 2003, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-21 of this report.

Item 6.     Selected Financial Data

Information required under Item 6 of Part II is included on page F-22 of this report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required under Item 7 of Part II is included on pages F-1 to F-21 of this report.

Item 7.      (a) Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7 (a) of Part II is included on pages F-15 to F-16 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on pages F-47 to F-48 of this report.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-23 to F-49 of this report.

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2002, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

PART III

Item 10.    Directors and Executive Officers of the Registrant

DIRECTOR INFORMATION

Name of Director	Age	Directors of the Company in Class I	Director Since	Term Expires In
Daniel E. Knowles	73	President of Cambridge Human Resources Consulting Group since 1989. Former Director of Cable Michigan, Inc. (“Cable Michigan”) from September 1997 to November 1998.	1995	2003

David C. McCourt	46	Chairman of the Company since October 1993; Chairman, Chief Executive Officer and a Director of RCN Corporation (“RCN”) since September 1997; Director of Level 3 Communications, Inc. (“Level 3”) and Cable Satellite Public Affairs Network (“C-SPAN”). Former Chief Executive Officer of the Company from October 1993 to November 1998; Chairman, Director and Chief Executive Officer of Cable Michigan from September 1997 to November 1998; Chairman and Chief Executive Officer as well as a Director of Mercom, Inc. (“Mercom”) from October 1993 to November 1998; Director of MFS/WorldCom from July 1990 to December 1996; Director of WorldCom, Inc. (“WorldCom”) from December 1996 to March 1998; Director of Level 3 Telecom Holdings, Inc., from 1993 to 2002; President and Director of Metropolitan Fiber Systems/McCourt, Inc., from 1988 to 1997; President of Level 3 Telecom Holdings, Inc. from 1992 to 1999.	1993	2003

David C. Mitchell	61	Telecommunications consultant from 1993 to 2002 for RCN and CTE; Mr. Mitchell held various positions at Rochester Telephone Corporation from 1963 to 1992, including President of the Telephone Group, Chief Financial Officer and Director; Director of Lynch Inter Active Corporation since 1999; Director of Lynch Corporation from 1997 to 1999; Director of HSBC Bank, Inc., Rochester Advisory Board from 1989 to 2001; Director of USN Communications from 1997 to 2000; Director of Cable Michigan from 1997 to 1998.	1993	2003

Walter Scott, Jr.	71	Chairman of Level 3 since 1979 and Director since 1964; Chairman Emeritus of Peter Kiewit Sons’, Inc. (“PKS”) since 1998; Director of PKS, Berkshire Hathaway, Inc., Burlington Resources, Inc., MidAmerican Energy Holdings, Inc., Valmont Industries, Inc. and RCN. Former Director of WorldCom from December 1996 to July 1997.	1993	2003

Name of Director	Age	Directors of the Company in Class II	Director Since	Term Expires In

Frank M. Henry	70	Chairman of Frank Martz Coach Company (“Martz”) since 1995 and President of Martz from 1964 to 1995; President of Goldline, Inc. since 1975; member of the Northeastern Pennsylvania Regional Advisory Board of First Union Corporation. Director of Cable Michigan from September 1997 to November 1998.	1980	2004

Name of Director	Age	Directors of the Company in Class II	Director Since	Term Expires In

Michael J. Mahoney	52	Director, President and Chief Executive Officer of the Company since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of the Company from June 1995 to October 1999; President and Chief Operating Officer of the Company from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997; Director of Mercom from January 1994 to November 1998; Executive Vice President of the Company’s Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.	2000	2004

John J. Whyte	62	President of Whyte Worldwide PCE (Professional Corporate Executives) from 1986 to the present. As a member of Whyte Worldwide PCE, in addition to various consulting assignments, Mr. Whyte served as: Executive Vice President, Chief Operating Officer and Chief Information Technology Officer of Safety 1st, Inc.; Executive Vice President, President, and Chief Operating Officer of Risk Management, Inc.; and Executive Vice President and Chief Operating Officer of Infinium Software, Inc. Partner of Stavisky, Shapiro & Whyte CPA’s from 1970 through 1986.	1997	2004

Name of Director	Age	Directors of the Company in Class III	Director Since	Term Expires In

James Q. Crowe	53	Chief Executive Officer of Level 3 since August 1997; President of Level 3 from August 1997 to February 2000; Chairman of the Board of Directors of WorldCom from January 1997 until July 1997 following the company’s merger with MFS Communications Company, Inc. (“MFS”) in 1996; Former President, Chief Executive Officer and Chairman of the Board of MFS. Director of Level 3 since 1993. Director of RCN and PKS.	1993	2005

Richard R. Jaros	51	Private Investor since 1998; Former President of Level 3 from 1996 to 1997; Executive Vice President of PKS from 1993 to 1997; Chief Financial Officer of PKS from 1995 to 1997; Chairman of CalEnergy Company, Inc. (“CECI”), now known as MidAmerican Energy Holdings, Inc., from 1993 to 1994; President and Chief Operating Officer of CECI from 1992 to 1993; served in various capacities at PKS between 1980 and 1993. Director of Level 3, MidAmerican Energy Holdings, Inc. and RCN.	1993	2005

Eugene Roth	67	Senior Partner at Rosenn, Jenkins & Greenwald L.L.P. (attorney since 1964); Director of Pennsylvania Regional Board of Directors of First Union National Bank, RCN and Geisinger Wyoming Valley Medical Center.	1989	2005

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

Special Committee

During 2002, the Special Committee (as defined below) met two times with respect to the registration rights agreement and three times with respect to the shelf registration agreement (as described in more detail under “Certain Relationships and Related Transactions”) and possible other related transactions involving Level 3, other than the Recapitalization. In connection with their service in 2002, the Chairman of the Special Committee, Eugene Roth, received aggregate fees of $10,000 and the other two members of the Special Committee, Frank M. Henry and Daniel E. Knowles, each received aggregate fees of $5,000. The Special Committee met once in January 2003 and twice in April 2003 with respect to the Recapitalization Agreement. At one of these meetings, the Special Committee also approved an amendment to the registration rights agreement. In connection with their service to date in 2003, the Chairman of the Special Committee has received aggregate fees of $10,000 and the other two members have each received aggregate fees of $5,000.

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

Comparison of Five-Year Cumulative Total Return

Among Commonwealth Telephone Enterprises, Inc.,

The NASDAQ Stock Market (U.S.) Index and The NASDAQ Telecommunications Index

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Set forth below is certain information regarding the beneficial ownership of CTE Common Stock and CTE Class B Common Stock as of May 31, 2003 held by: (i) each current Director of the Company; (ii) the named executive officers; (iii) persons who are currently Directors or executive officers of the Company as a group; and (iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of CTE Common Stock or CTE Class B Common Stock. Because the shares of CTE Class B Common Stock are convertible at the option of the holder into shares of Common Stock on a one-for-one basis at any time and from time to time, the “Assuming Conversion” columns in the CTE Common Stock table reflect the total shares of CTE Common Stock which would be beneficially owned by such person or group assuming such a conversion. The “Percent of Outstanding Shares” columns represent ownership, not voting interest. Shares of CTE Common Stock have one (1) vote per share and shares of CTE Class B Common Stock have fifteen (15) votes per share. Each Director or named executive officer has investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto.

	CTE Common Stock(1)		CTE Class B Common Stock		Assuming Conversion
Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percent of Outstanding Shares(2)	Number of Shares Beneficially Owned	Percent of Outstanding Shares	Number of Shares Beneficially Carried(2)	Percent of Outstanding Shares(2)
Donald P. Cawley (3)(7)	97,161	*	—	—	97,161	*
James Q. Crowe (4)(15)	23,629	*	—	—	23,629	*
James DePolo (5)	185,227	*	—	—	185,227	*
Raymond J. Dobe, Jr. (6)(7)	22,620	*	—	—	22,620	*
Frank M. Henry (4)	47,910	*	15,398	*	63,308	*
Richard R. Jaros (4)(15)	11,886	*	—	—	11,886	*
Daniel E. Knowles (8)	12,484	*	—	—	12,484	*
Michael J. Mahoney (7)(9)	234,022	1%	—	—	234,022	1%
David C. McCourt (7)(15)	15,551	*	—	—	15,551	*
David C. Mitchell (4)	13,645	*	—	—	13,645	*
Eugene Roth (10)	1,049	*	3,999	*	5,048	*
James Samaha (7)(11)	25,363	*	—	—	25,363	*
Walter Scott, Jr. (4)(15)	117,062	*	—	—	117,062	*
John J. Whyte (4)	11,680	*	—	—	11,680	*
Directors and Executive Officers as a group (16 persons)	894,244	4%	19,397	1%	913,641	4%
Eldorado Equity Holdings, Inc. (12)	—	—	1,017,061	50%	1,017,061	4%
Mario J. Gabelli Group (13)	1,414,136	7%	371,630	18%	1,785,766	8%
Liberty Wanger Asset Management, L.P. (14)	1,675,000	8%	—	—	1,675,000	7%

(*)	Less than one percent of the outstanding shares of the class.
(1)	The CTE Class B Common Stock is convertible, at the option of the holder, into shares of CTE Common Stock on a one-for-one basis at any time and from time to time. The CTE Common Stock column has been prepared assuming that no shares of CTE Class B Common Stock are converted into CTE Common Stock.
(2)	Includes vested matching share units and participants’ contributions under the CTE Executive Stock Purchase Plan (further described below) at May 31, 2003.
(3)	Includes options to purchase 51,005 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(4)	Includes options to purchase 10,000 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(5)	Includes options to purchase 136,000 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(6)	Includes options to purchase 6,000 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.

(7)	Under the CTE Executive Stock Purchase Plan (“ESPP”), participants who defer current compensation are credited with “Share Units” with a value equal to the amount of the deferred pretax compensation. The value of a Share Unit is based on the value of a share of CTE Common Stock. The Company also credits each participant’s matching account under the ESPP with 100 percent of the number of Share Units credited based on the participant’s elective contributions. Share Units credited to participants’ elective contribution accounts are fully and immediately vested. Share Units credited to participants’ matching accounts generally vest on the third anniversary of the date they are credited, subject to continued employment. Share Units credited to a participant’s matching account become fully vested on a change in control of the Company, or on the participant’s death or disability while actively employed. The Company has established a grantor trust to hold CTE Common Stock corresponding to the number of Share Units credited to participants’ accounts in the ESPP. Participants do not have the right to vote Share Units, provided that the Company may, but is not required to, make arrangements for participants to direct the trustee of the grantor trust as to how to vote the Share Units. The table below shows with respect to each named participant, Share Units relating to the CTE Common Stock acquired by each such participant in lieu of current compensation and the vested Share Units credited to the ESPP account of each such participant as of May 31, 2003, including matching Share Units scheduled to vest within 60 days thereafter:

Name	Total Shares Acquired and Vested Restricted Matching Shares
Michael J. Mahoney	14,454
Donald P. Cawley	8,203
Raymond J. Dobe, Jr.	4,818
James Samaha	5,956

Additionally, David C. McCourt is the beneficial owner of 15,551 shares of CTE Common Stock and Mr. Mahoney is the beneficial owner of 9,068 shares of CTE Common Stock through RCN’s Executive Stock Purchase Plan. On March 31, 2003, Mr. Mahoney transferred these 9,068 shares of CTE Common Stock to the CTE ESPP from the RCN plan.

(8)	Includes options to purchase 8,000 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(9)	Includes options to purchase 188,000 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(10)	Share ownership also includes Mr. Roth’s proportionate interest of shares and vested options owned by the firm of Rosenn, Jenkins & Greenwald, L.L.P. Mr. Roth is a Senior Partner of the firm.
(11)	Includes options to purchase 8,400 shares of CTE Common Stock exercisable within 60 days after May 31, 2003.
(12)	Eldorado is a subsidiary of Level 3 Delaware Holdings, Inc., which is a subsidiary of Level 3 Telecom Holdings, Inc. (“Level 3 Telecom”). Level 3 Communications indirectly holds all of the capital stock of Level 3 Telecom and all of the preferred stock of Level 3 Telecom. During 2002, the Company entered into a registration rights agreement and a shelf registration agreement with Level 3 Communications for the potential sale by Level 3 Communications of shares of the Company’s common stock and class B common stock. Level 3 Communications completed the sale of all of its common stock in two separate underwritten offerings in April and December of 2002. Level 3 Communications and Eldorado are parties with the Company to the Recapitalization Agreement described below. See Item 13 “—Certain Relationships and Related Transactions”. The address of Level 3 Communications and Level 3 Telecom is 1025 Eldorado Blvd., Broomfield, Colorado 80021. The address of Level 3 Delaware Holdings and Eldorado is 1105 North Market Street, Suite 1300, Wilmington, Delaware 19801.
(13)	Based on Amendment No. 4 to Schedule 13D filed with the Securities and Exchange Commission on April 25, 2003, on behalf of certain entities affiliated with the Mario J. Gabelli Group. The address of each affiliate is One Corporate Center, Rye, New York 10580-1434.
(14)	Based on estimates obtained from Thompson Financial Group reported as of May 30, 2003, for Liberty Wanger Asset Management L.P. (“WAM”) along with Liberty Acorn Fund, Liberty VIT-U.S. Small Cap Fund, Liberty Acorn USA Fund and Wanger U.S. Small Cap Fund. The address of WAM is 227 West Monroe Street, Suite 3000 Chicago, Illinois 60606.

(15)	Does not include CTE Class B Common Stock beneficially owned by Eldorado. As an officer, Director or shareholder of Level 3 Communications, Level 3 Telecom, Level 3 Delaware Holdings, or Eldorado, this person may be deemed to beneficially own all of the shares of CTE Class B Common Stock beneficially owned by Eldorado.

Information regarding the Company’s equity compensation plans approved and not approved by shareholders is contained in Note 9 entitled “Common Stock Plans” to the Consolidated Financial Statements which appears on pages F-38 to F-40.

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

During 2002, RCN provided certain management services to the Company pursuant to a Management Services Agreement between the parties. In 2002, these services included the Office of the Chairman. The amount paid by CTE for such services in 2002 was $1,200,000. This relationship was not the result of an arms-length negotiation between unrelated parties. This contract was terminated in 2002 and these services are no longer being provided to the Company by RCN.

In 2002, the Company purchased certain properties from RCN, a portion of which was formerly leased from RCN. The purchase price was approximately $2,000,000 and the agreement was the result of an arms-length negotiated transaction.

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

CTE, through its subsidiary epix® Internet Services, Inc., paid approximately $348,000 to Level 3 Communications in 2002 for integrated communications services including transport services, collocation and gateway services and Softswitch services.

In October 1998, the Company entered into a registration rights agreement with Walter Scott, Jr., James Q. Crowe and David C. McCourt, each of whom is an officer and/or Director of Level 3 Communications as well as a Director of the Company. Pursuant to such agreement, a majority of these shareholders may make up to two requests that the Company file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to certain shares of the CTE Common Stock they beneficially own, if: (i) the shares of CTE Common Stock sought to be registered have a fair market value (as defined in the agreement) in excess of $1.0 million; and (ii) a demand for registration has not been made within 180 days prior to such demand. This agreement also provides for unlimited “piggyback” registration rights whereby if the Company proposes to file certain types of registration statements relating to an offering of any of the CTE Combined Common Equity under the Securities Act, for the Company or the Company’s other shareholders, the Company must provide prompt notice to each of these shareholders and include in such registration certain shares of the Company’s stock held by each shareholder that each shareholder requests to be included. In the registration rights agreement, the Company agreed to indemnify these shareholders and any underwriters for any material misstatements or omissions contained in any registration statement or prospectus related to the registrable securities except for any material misstatements or omissions that arise from information furnished to the Company by any of the shareholders or underwriters. These shareholders have agreed to indemnify the Company for any material misstatements or omissions that arise from information supplied by them. The Company has agreed to pay the following expenses incurred in connection with a registration pursuant to this agreement: (i) registration and filing fees with the SEC and NASD; (ii) fees and expenses of compliance with securities or blue sky laws; (iii) printing expenses; (iv) fees and expenses incurred in connection with the listing or quotation of the registrable securities; (v) fees and expenses of counsel to the Company and of the independent certified public accountants for the Company; (vi) the reasonable fees and expenses of any additional experts retained by the Company in connection with such registration; and (vii) the reasonable fees and expenses of one counsel for all the participating shareholders not in excess of $25,000. These shareholders have agreed to pay any underwriting fees, discounts or commissions attributable to the sale of the securities and any out-of-pocket expenses of these shareholders.

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

Pursuant to the February 2002 Level 3 Demand, Level 3 completed the sale of 4,898,000 shares of CTE Common Stock in an underwritten offering on April 2, 2002 (the “April 2002 Level 3 Sale”). Level 3 paid $500,000 of the Company Expenses (as defined below) incurred in connection with this transaction as well as the underwriting discounts and commissions, and the Company paid the remaining Company Expenses. Company Expenses means: (i) registration and filing fees with the SEC and NASD; (ii) fees and expenses of compliance with securities or blue sky laws; (iii) printing expenses; (iv) fees and expenses incurred in connection with the listing or quotation of the shares; (v) fees and expenses of counsel to the Company and of the independent certified public accountants of the Company; (vi) the reasonable fees and expenses of any additional experts the Company retains in connection with such registration; and (vii) the reasonable fees and expenses of one counsel for Level 3 not to exceed $25,000.

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

Pursuant to the Level 3 Shelf Registration Agreement, the Company filed a shelf registration statement covering the remaining 4,741,326 Shares of CTE Common Stock that Level 3 continued to own following the April 2002 Level 3 Sale. On December 18, 2002, Level 3 completed the sale of all of these shares in an underwritten offering. The Company paid all of the expenses in connection with the filing of the shelf registration statement and paid 50% of the other Company Expenses incurred in connection with this transaction. Level 3 paid the remaining Company Expenses as well as the underwriting discounts and commissions.

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

On April 24, 2003, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 and Eldorado Equity Holdings, Inc. Under the terms of the Recapitalization Agreement, the Company agreed to amend its existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 has agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments at the upcoming Annual Meeting. The reclassification and the related charter amendments are subject to the satisfaction or, to the extent permitted by applicable law, waiver of various conditions precedent, including Company shareholder approval and receipt of applicable regulatory approvals.

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

*(i) Amendments to By-laws of Registrant (Article II, Section 8) dated as of April 25, 2003.

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

Date: July 11, 2003

By:	/s/ DONALD P. CAWLEY

Donald P. Cawley Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	July 11, 2003

/s/ DONALD P. CAWLEY Donald P. Cawley	Senior Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	July 11, 2003

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

Date:    July 11, 2003

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

Date:    July 11, 2003

/s/ Donald P. Cawley
Senior Vice President and Chief Accounting Officer

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

Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets in Pennsylvania, New York, Ohio and West Virginia. At the end of 2000, we developed an exit strategy for these “expansion” markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to grow our operating income and significantly reduced our capital needs. We completed our withdrawal from these markets by June 30, 2001.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Selected Segment Data

Data Tables

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

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

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and voluntary retirement program (“costs and expenses”) were $68,812 and $67,158 for the years ended December 31, 2002 and 2001, respectively. CT’s costs and expenses increased $1,654 or 2.5% as a result of higher payroll costs resulting from annual salary increases and performance-based incentives, partially offset by savings due to the Voluntary Retirement Program. Also contributing to the increase are higher expenses for additional advertising and higher data base dip charges due to the growth in Caller ID revenues, partially offset by favorable reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

	For the Year Ended December 31, 2002
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$213,241	$84,671	$—	$84,671	$36,540	$334,452
Elimination of intersegment sales	14,405	665	—	665	827	15,897
External sales	198,836	84,006	—	84,006	35,713	318,555
Costs and expenses	70,012	54,379	—	54,379	30,960	155,351
Depreciation and amortization	45,427			18,913	3,876	68,216
Restructuring charges (reversals)	—			(3,940)	—	(3,940)
Voluntary retirement program	—			—	2,333	2,333
Operating income (loss)	83,397			14,654	(1,456)	96,595
Interest income (expense)	(3,071)			—	(5,173)	(8,244)
Other income (expense)	(265)			639	(132)	242
Income (loss) before income taxes	80,061			15,293	(6,761)	88,593
Provision (benefit) for income taxes	30,095			6,081	(2,323)	33,853
Equity in income of unconsolidated entities	—			2,384	—	2,384
Net income (loss)	49,966			11,596	(4,438)	57,124
Identifiable assets	346,220			163,086	44,733	554,039
Capital expenditures	29,023	20,883	—	20,883	3,468	53,374

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	For the Year Ended December 31, 2001
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$202,306	$73,647	$5,578	$79,225	$39,453	$320,984
Elimination of intersegment sales	13,042	586	15	601	727	14,370
External sales	189,264	73,061	5,563	78,624	38,726	306,614
Costs and expenses	68,358	53,659	8,213	61,872	38,940	169,170
Depreciation and amortization	42,193			16,862	5,527	64,582
Restructuring charges (reversals)	—			(9,287)	—	(9,287)
Voluntary retirement program	—			—	5,388	5,388
Operating income (loss)	78,713			9,177	(11,129)	76,761
Interest income (expense)	(4,770)			(1)	(10,355)	(15,126)
Other income (expense)	(267)			683	(113)	303
Income (loss) before income taxes	73,676			9,859	(21,597)	61,938
Provision (benefit) for income taxes	25,938			2,154	(7,197)	20,895
Equity in income of unconsolidated entities	—			2,089	—	2,089
Net income (loss)	47,738			9,794	(14,400)	43,132
Identifiable assets	355,890			161,239	47,475	564,604
Capital expenditures	40,384	22,383	—	22,383	6,427	69,194

	For the Year Ended December 31, 2000
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$194,928	$53,671	$12,453	$66,124	$43,879	$304,931
Elimination of intersegment sales	12,705	528	40	568	609	13,882
External sales	182,223	53,143	12,413	65,556	43,270	291,049
Costs and expenses	72,174	50,329	28,581	78,910	44,844	195,928
Depreciation and amortization	37,028			16,547	4,853	58,428
Restructuring charges	—			99,713	—	99,713
Operating income (loss)	73,021			(129,614)	(6,427)	(63,020)
Interest income (expense)	(5,393)			(3)	(11,968)	(17,364)
Other income (expense)	(294)			545	338	589
Income (loss) before income taxes	67,334			(129,072)	(18,057)	(79,795)
Provision (benefit) for income taxes	28,385			(44,383)	(6,328)	(22,326)
Equity in income of unconsolidated entities	—			2,020	—	2,020
Net income (loss)	38,949			(82,669)	(11,729)	(55,449)
Identifiable assets	349,941			161,100	71,803	582,844
Capital expenditures	37,199	42,351	43,443	85,794	14,001	136,994

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

The Yellow Book, USA, L.P. partnership accounts for its yellow page advertising revenue based on the delivery method, which recognizes revenue based on the directories delivered (to subscribers) as a percentage of the total directories (initial and secondary) estimated to be delivered.

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