Form 10-Q
period 2003-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-08-14
CIK 310433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition periods from ____________ to ____________

Commission file number 0-11053

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2093008 (IRS Employer Identification No.)

100 CTE Drive
Dallas, Pennsylvania 18612-9774
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (570) 631-2700

_____________________________________________
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

YES ☒  NO ☐

As of June 30, 2003 there were 21,725,390 shares of the registrant’s common stock, $1.00 par value per share, outstanding and 2,025,381 shares of the registrant’s Class B common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Sales	$83,001	$78,300	$166,159	$156,696
Costs and expenses, excluding other operating expenses itemized below	40,325	39,439	80,152	78,203
Management fees, related party	—	300	—	600
Depreciation and amortization	17,509	16,505	35,136	33,478
Restructuring charges (reversals)	—	(2,057)	—	(2,057)
Voluntary retirement program	—	—	—	2,333

Operating income	25,167	24,113	50,871	44,139
Interest and dividend income	474	491	1,180	1,372
Interest expense	(2,208)	(3,248)	(4,596)	(6,597)
Other income (expense), net	(1,193)	379	(1,158)	370
Equity in income of unconsolidated entities	1,423	1,345	1,654	1,573

Income before income taxes and cumulative effect of accounting change	23,663	23,080	47,951	40,857
Provision for income taxes	8,449	8,982	17,783	16,010

Income before cumulative effect of accounting change	15,214	14,098	30,168	24,847
Cumulative effect of accounting change, net of tax	—	—	13,230	—

Net income	$15,214	$14,098	$43,398	$24,847
Unrealized gain (loss) on derivative instruments, net of tax	185	(970)	449	(128)

Comprehensive net income	$15,399	$13,128	$43,847	$24,719

Basic earnings per share:
Income before cumulative effect of accounting change	$0.65	$0.60	$1.29	$1.06
Cumulative effect of accounting change, net of tax	—	—	0.56	—

Net income	$0.65	$0.60	$1.85	$1.06

Weighted average shares outstanding	23,515,230	23,374,395	23,476,185	23,363,307
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.64	$0.60	$1.27	$1.05
Cumulative effect of accounting change, net of tax	—	—	0.55	—

Net income	$0.64	$0.60	$1.82	$1.05

Weighted average shares and common stock equivalents outstanding	23,937,200	23,690,464	23,819,639	23,683,912

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and temporary cash investments	$46,686	$34,935
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $5,749 at June 30, 2003 and $5,520 at December 31, 2002	59,830	52,866
Other current assets	12,243	10,138
Deferred income taxes	20,731	23,669

Total current assets	139,490	121,608
Property, plant and equipment, net of accumulated depreciation of $431,017 at June 30, 2003 and $432,435 at December 31, 2002	416,861	411,370
Investments	9,076	9,718
Deferred charges and other assets	10,789	10,738
Unamortized debt issuance costs	454	605

Total assets	$576,670	$554,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,010	$9,010
Notes payable	65,000	65,000
Accounts payable	32,653	30,503
Accrued restructuring expenses	1,875	2,029
Accrued expenses	43,980	49,955
Accrued income taxes	950	—
Advance billings and customer deposits	4,881	5,870

Total current liabilities	158,349	162,367
Long-term debt	47,795	77,299
Deferred income taxes	69,360	61,083
Other liabilities	31,533	32,300
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 21,765,922 and 21,488,697; outstanding: 21,725,390 and 21,444,213, at June 30, 2003 and December 31, 2002, respectively)	21,774	21,489
Class B Common Stock ($1 par value, authorized: 15,000,000 and 15,000,000; issued: 5,810,030 and 5,818,684; outstanding: 2,025,381 and 2,034,035, at June 30, 2003 and December 31, 2002, respectively)	5,810	5,818
Additional paid-in capital	266,140	256,594
Deferred compensation	(7,838)	(2,676)
Accumulated other comprehensive loss	(6,512)	(6,961)
Retained earnings	121,367	77,969
Treasury stock at cost, 3,825,181 and 3,829,133 shares at June 30, 2003 and December 31, 2002, respectively	(131,108)	(131,243)

Total common shareholders’ equity	269,633	220,990

Total liabilities and shareholders’ equity	$576,670	$554,039

At the option of the holder, Class B Common Stock is convertible on a one-for-one basis into Common Stock.

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$54,769	$52,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(19,466)	(23,555)
Other	2,689	1,745

Net cash used in investing activities	(16,777)	(21,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(29,504)	(34,505)
Proceeds from exercise of stock options	3,329	450
Capital lease obligation	(66)	(65)

Net cash used in financing activities	(26,241)	(34,120)

Net increase (decrease) in cash and temporary cash investments	11,751	(3,827)

Cash and temporary cash investments at beginning of year	34,935	27,298

Cash and temporary cash investments at June 30,	$46,686	$23,471

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,784	$6,668

Income taxes	$13,307	$7,816

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K, as amended, for the fiscal year ended December 31, 2002.

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

2.           Stock-Based Compensation - We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and six months ended 2003 and 2002, respectively, are:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income - as reported	$15,214	$14,098	$43,398	$24,847
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	559	345	945	658
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,394)	(1,376)	(2,707)	(2,667)

Net income - pro forma	$14,379	$13,067	$41,636	$22,838

Net income per share:
Basic earnings per share - as reported	$0.65	$0.60	$1.85	$1.06
Basic earnings per share - pro forma	$0.61	$0.56	$1.77	$0.98
Diluted earnings per share - as reported	$0.64	$0.60	$1.82	$1.05
Diluted earnings per share - pro forma	$0.60	$0.55	$1.75	$0.96

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended June 30, 2003

	CT	CTSI	Other	Consolidated

Sales	$54,256	$21,647	$10,533	$86,436
Elimination of intersegment sales	3,076	173	186	3,435
External sales	51,180	21,474	10,347	83,001
Costs and expenses	16,743	13,827	9,755	40,325
Depreciation and amortization	11,334	5,109	1,066	17,509
Operating income (loss)	23,103	2,538	(474)	25,167
Interest expense, net	(565)	—	(1,169)	(1,734)
Other income (expense), net	(54)	6	(1,145)	(1,193)
Equity in income of unconsolidated entities	—	—	1,423	1,423
Income (loss) before income taxes	22,484	2,544	(1,365)	23,663
Provision (benefit) for income taxes	8,243	769	(563)	8,449
Net income (loss)	14,241	1,775	(802)	15,214

Three months ended June 30, 2002

	CT	CTSI	Other	Consolidated

Sales	$51,072	$21,505	$9,660	$82,237
Elimination of intersegment sales	3,529	181	227	3,937
External sales	47,543	21,324	9,433	78,300
Costs and expenses	17,063	13,347	9,029	39,439
Management fees, related party	300	99	(99)	300
Depreciation and amortization	11,262	4,630	613	16,505
Restructuring charges (reversals)	—	(2,057)	—	(2,057)
Operating income (loss)	18,918	5,305	(110)	24,113
Interest expense, net	(932)	—	(1,825)	(2,757)
Other income (expense), net	(100)	501	(22)	379
Equity in income of unconsolidated entities	—	1,345	—	1,345
Income (loss) before income taxes	17,886	7,151	(1,957)	23,080
Provision (benefit) for income taxes	7,004	2,726	(748)	8,982
Net income (loss)	10,882	4,425	(1,209)	14,098

Six months ended June 30, 2003

	CT	CTSI	Other	Consolidated

Sales	$109,220	$43,314	$20,272	$172,806
Elimination of intersegment sales	5,943	345	359	6,647
External sales	103,277	42,969	19,913	166,159
Costs and expenses	33,850	27,111	19,191	80,152
Depreciation and amortization	22,833	10,169	2,134	35,136
Operating income (loss)	46,594	5,689	(1,412)	50,871
Interest expense, net	(933)	—	(2,483)	(3,416)
Other income (expense), net	(83)	18	(1,093)	(1,158)
Equity in income of unconsolidated entities	—	—	1,654	1,654
Income (loss) before income taxes and cumulative effect of accounting change	45,578	5,707	(3,334)	47,951
Provision (benefit) for income taxes	16,923	1,934	(1,074)	17,783
Income (loss) before cumulative effect of accounting change	28,655	3,773	(2,260)	30,168
Cumulative effect of accounting change, net of tax	13,230	—	—	13,230
Net income (loss)	41,885	3,773	(2,260)	43,398

Six months ended June 30, 2002

	CT	CTSI	Other	Consolidated

Sales	$103,180	$42,538	$18,753	$164,471
Elimination of intersegment sales	7,021	333	421	7,775
External sales	96,159	42,205	18,332	156,696
Costs and expenses	34,176	26,480	17,547	78,203
Management fees, related party	600	198	(198)	600
Depreciation and amortization	22,284	9,125	2,069	33,478
Restructuring charges (reversals)	—	(2,057)	—	(2,057)
Voluntary retirement program	—	—	2,333	2,333
Operating income (loss)	39,099	8,459	(3,419)	44,139
Interest expense, net	(1,422)	—	(3,803)	(5,225)
Other income (expense), net	(95)	491	(26)	370
Equity in income of unconsolidated entities	—	1,573	—	1,573
Income (loss) before income taxes	37,582	10,523	(7,248)	40,857
Provision (benefit) for income taxes	14,570	3,965	(2,525)	16,010
Net income (loss)	23,012	6,558	(4,723)	24,847

4.          Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,810 as of June 30, 2003 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,810 as of June 30, 2003 in other assets representing the unamortized portion of installation costs.

5.          Income Taxes - The provision for income taxes is different than the amount computed by applying the United States statutory federal tax rate primarily due to state income taxes net of federal benefit. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. We are utilizing various tax strategies to provide effective state tax planning.

6.          CTE Stock Options and Restricted Stock - At June 30, 2003, we have approximately 1,347,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first six months of 2003, no options were granted, 39,500 options were canceled and 122,146 options were exercised, yielding cash proceeds of $3,329. As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of June 30, 2003, 93,125 shares were vested. In accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as issued by the FASB, the compensation cost related to restricted stock granted in 2000 was $665 and $769 in the six month periods ended June 30, 2003 and 2002, respectively. In February, April and May we granted an additional 154,125 shares of restricted stock that vests over four years. The fair value of the restricted stock issued of $5,876 to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to these issues of restricted stock was $460 in the six month period ended June 30, 2003.

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

In the future, should our convertible debt (see “Liquidity and Capital Resources”) meet the required conditions for holders to be able to convert the debentures, the resulting shares would be included in the calculation of diluted earnings per share.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Income before cumulative effect of accounting change	$15,214	$14,098	$30,168	$24,847
Cumulative effect of accounting change, net of tax	—	—	13,230	—

Net income	$15,214	$14,098	$43,398	$24,847

Basic earnings per share:
Weighted average shares outstanding	23,515,230	23,374,395	23,476,185	23,363,307

Income before cumulative effect of accounting change	$0.65	$0.60	$1.29	$1.06
Cumulative effect of accounting change, net of tax	—	—	0.56	—

Net income per share	$0.65	$0.60	$1.85	$1.06

Diluted earnings per share:
Weighted average shares outstanding	23,515,230	23,374,395	23,476,185	23,363,307
Dilutive shares resulting from common stock equivalents	421,970	316,069	343,454	320,605

Weighted average shares and common stock equivalents outstanding	23,937,200	23,690,464	23,819,639	23,683,912

Income before cumulative effect of accounting change	$0.64	$0.60	$1.27	$1.05
Cumulative effect of accounting change, net of tax	—	—	0.55	—

Net income per share	$0.64	$0.60	$1.82	$1.05

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the six months ended June 30, 2003, we recorded an adjustment of $691 ($449 net of tax) to adjust the fair value of the swaps to ($5,650). In the six months ended June 30, 2002, we recorded an adjustment of ($196) (($128) net of tax) to adjust the fair value of the swaps to ($4,626).

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

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid and $4,558 was reversed from the cancellation of a committed equipment purchase that was favorably negotiated, the sale of certain assets and the assignment of certain leases to another CLEC and a favorable building lease settlement. In 2002, $1,371 of this liability was paid and $3,409 was reversed due to the elimination of liabilities associated with certain customer contracts. In the first six months of 2003, $154 of this liability was paid.

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

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total

Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001

Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expenses	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

	Balance December 31, 2001	Payments	Reversal of Provision	Balance December 31, 2002	Payments	Reversal of Provision	Balance June 30, 2003

Employee termination benefits	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	6,356	(1,361)	(2,966)	2,029	(154)	—	1,875
Removal and restoration costs	453	(10)	(443)	—	—	—	—
Investment advisory and other fees	572	(41)	(531)	—	—	—	—

Total accrued restructuring expenses	$7,381	$(1,412)	$(3,940)	$2,029	$(154)	$—	$1,875

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

11.       Debt - An amended revolving line of credit agreement with CoBank was entered into in June 2003, that extended the availability of the Company’s $65,000 line of credit to June 2004. The line of credit is at interest rates which are based on a LIBOR rate or floating rate option. We may refinance this line of credit when it becomes due in June 2004. On July 17, 2003 we terminated our $240,000 revolving credit facility.

12.       Change in Accounting and New Accounting Pronouncements -

Asset Retirement Obligations -

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

Although we have no legal obligation to remove assets, we have historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs have been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future costs of removal for existing assets. When the assets were actually retired and removal costs expended, the net removal costs were recorded as a reduction to accumulated depreciation.

In connection with the adoption of this standard, we were required to remove all existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change, net of tax, that increased net income in the first quarter of 2003 by $13,230 or $0.56 per share ($0.55 per share on a diluted basis).

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002:

	Three months ended June 30, 2003		Six months ended June 30, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$15,214	$15,214	$43,398	$30,168
Basic earnings per share	$0.65	$0.65	$1.85	$1.29
Diluted earnings per share	$0.64	$0.64	$1.82	$1.27

	Three months ended June 30, 2002		Six months ended June 30, 2002

	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$14,098	$14,126	$24,847	$24,873
Basic earnings per share	$0.60	$0.60	$1.06	$1.06
Diluted earnings per share	$0.60	$0.60	$1.05	$1.05

Revenue Recognition for Multi-Element Deliverables -

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this statement will not have a material effect on our ongoing financial position or results of operations.

Accounting for Certain Financial Instruments -

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We believe that the adoption of this statement will have no material effect on our ongoing financial position or results of operations.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the fiscal year ended December 31, 2002.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of June 30, 2003, our RLEC served over 338,300 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

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

CTSI served over 135,000 switched access lines as of June 30, 2003, which were mainly business customers. Recently, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market.

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

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dial-up, dedicated and DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dial-up and dedicated Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes a portion of the revenue from epix and Jack Flash and all of the revenues from Commonwealth Communications and Commonwealth Long Distance Company. epix revenue for this segment consists of dial-up Internet revenue charges from customers within CT’s service territory and non-CTSI customers outside CT’s territory. Jack Flash revenue for this segment consists of charges for DSL service from customers within CT’s service territory. Commonwealth Communications generates revenue primarily from telecommunications projects including installation of PBX systems for business customers, cabling projects, and telecommunications systems design. Commonwealth Long Distance primarily derives its revenue from long-distance customers within CT’s operating territory.

Costs and Expenses

Our costs and expenses excluding other operating expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Commonwealth Long Distance also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. Commonwealth Communications also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Other operating expenses include depreciation and amortization, management fees (related party), restructuring charges (reversals) and the voluntary retirement program.

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

Results of Operations

Three months ended June 30, 2003 vs June 30, 2002

Our consolidated sales were $83,001 and $78,300 for the three months ended June 30, 2003 and 2002, respectively. Contributing to the sales increase of $4,701 or 6.0% were higher sales of CT of $3,637, higher CTSI sales of $150 and higher Other sales of $914. The CT 2002 second quarter sales included a $2,000 charge in connection with the impairment of WorldCom receivables.

Our consolidated costs and expenses (excluding other operating expenses) were $40,325 for the three months ended June 30, 2003 as compared to $39,439 for the three months ended June 30, 2002, an increase of $886.

Other operating expenses increased $2,761 as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003 and an increase in depreciation expense of $1,004. The increases were partially offset by the elimination of management fees as a result of the termination of the management services agreement with RCN, which were $300 in 2002.

Consolidated operating income was $25,167 for the three months ended June 30,

2003 as compared to $24,113 for the three months ended June 30, 2002. The increase of $1,054 was a result of the items discussed above.

Consolidated net income was $15,214 or $0.64 per diluted share for the three months ended June 30, 2003. Net income was $14,098 or $0.60 per diluted share for the three months ended June 30, 2002. Contributing to the increase in net income is the increase in operating income discussed above, a reduction in interest expense and a decrease in the provision for income taxes. The increase to net income was reduced by an increase in other income (expense) due to the recording of ($1,450) of expenses relating to the recently announced Recapitalization Transaction (see “Liquidity and Capital Resources”).

Six months ended June 30, 2003 vs June 30, 2002

Our consolidated sales were $166,159 and $156,696 for the six months ended June 30, 2003 and 2002, respectively. Contributing to the sales increase of $9,463 or 6.0% were higher sales of CT of $7,118, higher CTSI sales of $764 and higher Other sales of $1,581. For the six months ended June 30, 2002, CT sales included a $2,000 charge in connection with WorldCom receivables.

Our consolidated costs and expenses (excluding other operating expenses) were $80,152 for the six months ended June 30, 2003 as compared to $78,203 for the six months ended June 30, 2002, an increase of $1,949.

Other operating expenses increased $782 as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003 and an increase in depreciation expense of $1,658. The increases were partially offset by a $2,333 charge in 2002 associated with the Voluntary Retirement Program that did not recur in 2003 and the elimination of management fees as a result of the termination of the management services agreement with RCN, which were $600 in 2002.

Consolidated operating income was $50,871 for the six months ended June 30, 2003 as compared to $44,139 for the six months ended June 30, 2002. The increase of $6,732 was a result of the items discussed above.

Consolidated net income was $43,398 or $1.82 per diluted share for the six months ended June 30, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.55 per diluted share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Net income was $24,847 or $1.05 per diluted share for the six months ended June 30, 2002. Contributing to the increase in net income is the increase in operating income discussed above, the cumulative effect accounting adjustment and a reduction in interest expense, partially offset by an increase in the provision for income taxes and an increase in other income (expense) due to the recording of ($1,450) of expenses relating to the recently announced Recapitalization Transaction (see “Liquidity and Capital Resources”).

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended June 30, 2003

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$51,180	$16,743	$11,334	$23,103
CTSI	21,474	13,827	5,109	2,538
Other	10,347	9,755	1,066	(474)

Total	$83,001	$40,325	$17,509	$25,167

Three months ended June 30, 2002

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$47,543	$17,063	$11,562	$18,918
CTSI	21,324	13,347	2,672	5,305
Other	9,433	9,029	514	(110)

Total	$78,300	$39,439	$14,748	$24,113

Six months ended June 30, 2003

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$103,277	$33,850	$22,833	$46,594
CTSI	42,969	27,111	10,169	5,689
Other	19,913	19,191	2,134	(1,412)

Total	$166,159	$80,152	$35,136	$50,871

Six months ended June 30, 2002

	Sales	Costs and expenses (excluding other operating expenses)	Other operating expenses	Operating income (loss)

CT	$96,159	$34,176	$22,884	$39,099
CTSI	42,205	26,480	7,266	8,459
Other	18,332	17,547	4,204	(3,419)

Total	$156,696	$78,203	$34,354	$44,139

Installed access lines:

	June 30,

	2003	2002

CT	338,340	335,467
CTSI	135,035	119,471

Total	473,375	454,938

Commonwealth Telephone Company

Sales were $51,180 and $47,543 for the three months ended June 30, 2003 and 2002, respectively. The sales increase of $3,637 or 7.6% is primarily due to higher access, local service and enhanced services revenues. Contributing to the increase in revenue are an increase in the NECA average schedule formulas, an increase in minutes of use and an increase in special access circuits. The increase in revenue is also the result of an increase in installed access lines of 2,873 or 0.9%. CT’s sales of business lines primarily contributed to the access line growth. The 2002 revenue was reduced by a $2,000 charge related to WorldCom receivables that was recorded as contra-revenue. We are currently in the process of negotiating with a third party vendor to assume our WorldCom receivables in order to maximize our recovery potential.

CT’s sales were $103,277 and $96,159 for the six months ended June 30, 2003 and 2002, respectively. The sales increase of $7,118 or 7.4% is primarily due to higher access, local service and enhanced services revenues. Also contributing to the increase was the $2,000 charge related to WorldCom receivables that occurred in 2002.

Interstate access revenue increased $971 and $2,874 for the three and six months ended June 30, 2003, versus the comparable period of 2002, resulting from an increase in the NECA average schedule formulas, an increase in special access circuits and an increase in access lines.

State access revenue increased $543 and $1,585 for the three and six months ended June 30, 2003 as compared to the comparable period of 2002, primarily as a result of an increase in minutes of use.

Local service revenue increased $428 and $961 for the three and six months ended June 30, 2003, as compared to the same period last year, primarily as a result of the increase in access lines and a regulatory rate increase of $0.21 in May 2002 for substantially all dial-tone lines, based on a Gross Domestic Product Price Index (GDPPI) rate increase.

Enhanced services revenue increased $174 and $391 for the three and six months ended June 30, 2003 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other enhanced services sales.

IntraLATA toll revenue decreased $461 and $849 for the three and six months ended June 30, 2003 as compared to the comparable period of 2002, primarily as a result of customers switching to a new CLD long-distance product offering. Also, customers are selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory. We expect this decline to continue.

Costs and expenses excluding other operating expenses for the three months ended June 30, 2003 were $16,743 as compared to $17,063 for the three months ended June 30, 2002. Payroll expenses were reduced $516 primarily due to the realignment of our management staff that occurred late in the fourth quarter of 2002. Also contributing to the expense reduction were lower advertising costs. This reduction was partially offset by higher local terminating expense, higher data base dip charges due to growth in Caller ID revenues and higher material expense associated with higher business system sales.

For the six months ended June 30, 2003, costs and expenses excluding other operating expenses were $33,850 as compared to $34,176 for the six months ended June 30, 2002. Contributing to the decrease of $326 or 1.0% are lower payroll expenses of $1,365 primarily due to the realignment of our management staff that occurred late in the fourth quarter of 2002. Also contributing to the expense reduction were lower advertising costs. This reduction was partially offset by higher local terminating expense, higher snow removal costs, higher utility costs, higher data base dip charges due to growth in Caller ID revenues and higher material expense associated with higher business system sales.

Other operating expenses decreased $228 or 2.0% for the three months ended June 30, 2003. The decrease was due to the elimination of management fees of $300, partially offset by an increase in depreciation and amortization expense of $72 or .6% to $11,334 as a result of higher depreciable plant from capital expenditures in 2002 and 2003.

For the six months ended June 30, 2003, other operating expenses decreased

$51 or 0.2%. The decrease was due to the elimination of management fees of $600, partially offset by an increase in depreciation and amortization expense of $549 or 2.5% to $22,833 as a result of higher depreciable plant from capital expenditures in 2002 and 2003.

CT’s operating income was $23,103 and $18,918 for the three months ended June 30, 2003 and 2002, respectively, an increase of $4,185 or 22.1%. CT’s operating income increased $7,495 or 19.2% to $46,594 for the six months ended June 30, 2003. The increases were a result of the items discussed above.

CTSI, LLC

CTSI sales were $21,474 for the three months ended June 30, 2003 as compared to $21,324 for the same period in 2002. The increase of $150 or 0.7% primarily represents an increase in local service, primarily from an increase in installed access lines, and increases in customer point-to-point circuit revenues and Internet access from dial-up, dedicated and DSL. At June 30, 2003, CTSI had 135,035 installed access lines versus 119,471 installed access lines at June 30, 2002, an increase of 15,564 or 13.0%. Also contributing to the net increase in revenue was an increase in Internet service provider (“ISP”) traffic. For the three months ended June 30, 2003, CTSI recorded approximately $3,315 or 15.4% of its revenues from revenue associated with ISP traffic, as compared to $2,881 or 13.5% for the same period last year. All of the allowable billable minutes on ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2003 were billed in the first quarter. CTSI will have no allowable billable minutes above the 3 to 1 ratio for the remainder of 2003. The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system. The increases were substantially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking. This modification is a result of a dispute between CTSI and Verizon regarding billing for these transport trunking facilities. Revenues are also reduced by the continued implementation of the Federal Communications Commission’s (“FCC”) mandated interstate access rate reduction.

CTSI sales were $42,969 for the six months ended June 30, 2003 as compared to $42,205 for the same period in 2002. The increase of $764 or 1.8% largely represents an increase in local service, primarily from an increase in installed access lines, and increases in customer point-to-point circuit revenues and Internet access from dial-up, dedicated and DSL. Contributing to the increase in revenue was an increase in ISP traffic. For the six months ended June 30, 2003, CTSI recorded approximately $7,179 or 16.7% of its revenues from revenue associated with ISP traffic, as compared to $5,974 or 14.2% for the same period last year. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $730 in point-to-point circuit revenue. The increases were substantially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking. Revenue decreased from the continued implementation of the FCC’s mandated interstate access rate reduction.

Costs and expenses excluding other operating expenses were $13,827 and $13,347 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, costs and expenses excluding other operating expenses were $27,111 as compared to $26,480 for the six months ended June 30, 2002. Contributing to the increase in expenses are additional circuit rental expense and leased local loop charges, partially offset by reduced bad debt expense.

For the three months ended June 30, 2003, other operating expenses increased $2,437 or 91.2% primarily as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003. Depreciation and amortization expense increased $479 or 10.3% to $5,109 as a result of higher depreciable plant as a result of capital expenditures in 2002 and 2003, primarily associated with increased installed access lines. This increase was partially offset by the elimination of management fees of $99.

For the six months ended June 30, 2003, other operating expenses increased $2,903 or 40.0% primarily as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003. Depreciation and amortization expense increased $1,044 or 11.4% to $10,169 as a result of higher depreciable plant as a result of capital expenditures in 2002 and 2003, primarily associated with increased installed access lines. This increase was partially offset by the elimination of management fees of $198.

CTSI’s operating income was $2,538 for the three months ended June 30, 2003 as compared to $5,305 for the three months ended June 30, 2002. CTSI’s operating income was $5,689 and $8,459 for the six months ended June 30, 2003 and 2002, respectively. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $10,347 and $9,433 for the three months ended June 30, 2003 and 2002, respectively. The increase of $914 or 9.7% is due primarily to an increase in CC, CLD and Jack Flash sales, offset by a decrease in epix sales.

CC sales increased $465 or 11.5% primarily due to an increase in business systems sales. At June 30, 2003, Jack Flash had 11,369 installed DSL subscribers as compared to 8,511 at June 30, 2002, contributing to its increase in revenue of $226. CLD sales increased $343 or 28.5% as a result of a new long-distance product offering. epix sales decreased $120 or 3.4% due to a decrease in dial-up subscribers.

For the six months ended June 30, 2003, sales of our support businesses were $19,913 as compared to $18,332 for the six months ended June 30, 2002. The increase of $1,581 or 8.6% is due primarily to an increase in CC sales of $1,076 or 14.3%, increased CLD sales of $355 or 14.6% and increased Jack Flash sales of $454 or 33.8%, offset by a decrease in epix sales of $304 or 4.3%.

Costs and expenses of our support businesses, excluding other operating expenses, were $9,755 and $9,029 for the three months ended June 30, 2003 and 2002, respectively. CC costs and expenses increased $388 for the three months ended June 30, 2003, as compared to the same period last year, due primarily to the increase in sales. CLD costs and expenses increased $254 for the three months ended June 30, 2003, as compared to the same period last year, due primarily to the new CLD product offering. Jack Flash costs increased $132 for the three months ended June 30, 2003, as compared to the same period last year, due to higher advertising costs and an increase in network support costs. epix expenses decreased $216 for the three months ended June 30, 2003, in comparison to the same period last year due to lower rent expense, a reduction in headcount and lower toll charges.

For the six months ended June 30, 2003, costs and expenses of our support businesses, excluding other operating expenses, were $19,191 as compared to $17,547 for the six months ended June 30, 2002. CLD costs and expenses increased $331 for the six months ended June 30, 2003, as compared to the same period last year, due primarily to the new product rollout. Jack Flash costs increased $313 for the six months ended June 30, 2003, as compared to the same period last year, due to higher advertising costs and an increase in network support costs. epix expenses decreased $299 for the six months ended June 30, 2003, in comparison to the same period last year due to lower rent expense, a reduction in headcount and lower toll charges. CC costs and expenses increased due primarily to the increase in sales. Expenses at the corporate financing entity increased primarily due to increased pension cost primarily due to a decline in pension assets.

Other operating expenses increased $552 for the three months ended June 30, 2003. Depreciation and amortization expense increased $453 or 73.9% to $1,066 as a result of higher depreciable plant. An increase of $99 attributable to the elimination of management fees allocations also contributed to the increase.

For the six months ended June 30, 2003, other operating expenses decreased $2,070. The decrease was primarily the result of a $2,333 charge in 2002 associated with the Voluntary Retirement Program described below that did not recur in 2003. The decrease was partially offset by increased depreciation and amortization expense of $65 or 3.1% and an increase of $198 attributable to the elimination of management fees allocations.

The operating loss in Other was ($474) for the three months ended June 30, 2003 as compared to ($110) for the three months ended June 30, 2002. The operating loss in Other was ($1,412) for the six months ended June 30, 2003 as compared to ($3,419) for the six months ended June 30, 2002. The changes were a result of the items discussed above.

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

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $70,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $2,208 and $3,248 for the three months ended June 30, 2003 and 2002, respectively; this represents a decrease of $1,040 or 32.0% from the comparable period of 2002. Consolidated interest expense was $4,596 and $6,597 for the six months ended June 30, 2003 and 2002, respectively; this represents a decrease of $2,001 or 30.3% from the comparable period of 2002. The decrease in interest expense is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT’s mortgage note payable to CoBank decreased as a result of scheduled principal payments. Interest expense will increase in future periods as a result of our issuance of convertible notes in July 2003 (see “Liquidity and Capital Resources”).

Income Taxes

Our effective income tax rates were 35.7% and 38.9% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, our effective income tax rates were 37.1% and 39.2%, respectively. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. Also, we are utilizing various tax strategies to provide effective state income tax planning.

Liquidity and Capital Resources:

	June 30, 2003	December 31, 2002

Cash and temporary cash investments	$46,686	$34,935
Working capital deficit	$(18,859)	$(40,759)
Long-term debt (including current maturities and notes payable)	$121,805	$151,309

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under revolving credit facilities were $235,000 at June 30, 2003 and $175,000 at June 30, 2002. On July 2, 2003 we repaid in full all amounts outstanding on the revolving credit facility, which totaled $5,000, and terminated this facility and all commitments thereunder on July 17, 2003. On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. We intend to use the net proceeds from this offering for working capital, capital expenditures and other general corporate purposes, including potential acquisitions, debt retirement and potential common stock repurchases.

	June 30, 2003		June 30, 2002

	Balance	Available	Balance	Available

Revolving credit facility*	$5,000	$235,000	$65,000	$175,000
Credit agreement - CoBank	51,805	—	60,815	—
Revolving line of credit - CoBank	65,000	—	65,000	—

Total	$121,805	$235,000	$190,815	$175,000

*	This facility was terminated on July 17, 2003.

Cash and temporary cash investments were $46,686 at June 30, 2003 as compared to $34,935 at December 31, 2002. Our working capital ratio was 0.88 to 1 at June 30, 2003 as compared to 0.75 to 1 at December 31, 2002. The net increase is due to increased liquidity provided by operations and reductions in capital spending.

	As of June 30,

	2003	2002

Net cash provided by (used in):
Operating activities	$54,769	$52,103
Investing activities	$(16,777)	$(21,810)
Financing activities	$(26,241)	$(34,120)

For the six months ended June 30, 2003, our net cash provided by operating activities was $54,769 comprised of net income before cumulative effect of accounting change of $30,168, non-cash depreciation and amortization of $35,136 and a reduction in other non-cash items and working capital changes of $10,535. Net cash used in investing activities of $16,777 consisted primarily of additions to property, plant and equipment of $19,466. Net cash used in financing activities of $26,241 consisted primarily of the net redemption of debt of $29,504, partially offset by proceeds of stock option exercises of $3,329.

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. The revolving line of credit agreement provides for the availability of credit to June 2004. We may refinance this line of credit when it becomes due in June 2004.

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

Level 3 Communications, Inc. (“Level 3”) owns 1,017,061 shares of our Class B Common Stock and no shares of our Common Stock. On April 24, 2003, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, the Company agreed to amend its existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 has agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments at the upcoming Annual Meeting. The reclassification and the related charter amendments are subject to the satisfaction or, to the extent permitted by applicable law, waiver of various conditions precedent, including Company shareholder approval. At the conclusion of the reclassification, CTE will have only one class of common stock, with each share having one vote in all matters. CTE’s Definitive Proxy Statement was filed with the Securities and Exchange Commission on July 16, 2003, and CTE’s Annual Meeting of Shareholders has been scheduled for September 3, 2003. Shareholders will vote on the recapitalization at the Annual Meeting.

Related and Like Parties

On April 2, 2002, we completed a 4,898,000 share secondary offering of our Common Stock. In December 2002, a 4,741,326 share secondary offering of our Common Stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings.

Level 3 Communications, Inc. currently holds 29.3% of the voting power in our equity securities. However, Level 3 will only have approximately 4.6% of the voting power in our equity securities if the proposed reclassification and conversion of each share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock is approved by the shareholders. Level 3 maintains certain rights to register its shares for resale and has stated publicly that it would consider monetizing certain of its non-core assets, including its holdings in public companies such as CTE. Four of our directors are also directors of Level 3. We have entered into a month-to-month agreement with Level 3 to provide Internet backbone and colocation services.

We have existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3. Our Chairman, David McCourt, is also the Chairman and CEO of RCN, a facilities-based telecommunications company. Five of our directors also serve on the board of directors of RCN. On April 23, 2003, Michael Adams and Timothy Stoklosa resigned from our Board of Directors. Both are officers of RCN. Late in 2002, we terminated our month-to-month long-distance resale agreement and a management service agreement with RCN. Also, Level 3 owns approximately 24% of the outstanding equity securities of RCN.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT’s overall rates for these services are subject to a cap based upon the rate of inflation minus two percent (2%). The cap may be adjusted pursuant to an exogenous events provision that recognizes and accounts for any state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Earlier in 2003, CT filed a petition with the PUC seeking an exogenous event adjustment for revenues lost due to the bankruptcies of two large interexchange carriers in 2002. If approved, this adjustment would allow CT to avoid a rate reduction that would otherwise be required due to the low rate of inflation during the most recent plan year. In response, government agencies that represent ratepayer interests challenged CT’s surcharge treatment of certain state taxes.

If the agencies’ position were upheld, CT might be ordered to provide a refund to customers. CT has negotiated a settlement with the agencies under which no exogenous adjustment would be allowed, but CT would be permitted to defer rate reductions otherwise required under its alternative regulation plan for up to four years and offset them against future increases (if any); the settlement also provides for a limited one-time surcharge refund and a revision in the way CT treats such state tax surcharges in the future. The PUC tentatively approved the settlement on July 17, 2003; if no further actions are taken, it is anticipated that the approval will become final in mid-August 2003. If the settlement is finally approved, CT will issue refunds to customers of approximately $1.24 million before the end of 2003, but will defer, for up to 4 years, annual rate reductions of approximately $1.6 million, and may be able to offset such deferred reductions against future rate increases to which it might otherwise be entitled.

The state law authorizing this alternative form of regulation for CT and other incumbent local exchange carriers (“LECs”) in Pennsylvania is scheduled to sunset on December 31, 2003. If the Pennsylvania legislature does not reenact the enabling legislation prior to this sunset date, it is uncertain whether existing alternative regulation plans would remain effective. Representatives of CT continue to be actively involved in the legislative process, both individually and through our membership in various industry organizations, to renew the legislation. At this time it is unknown whether, or in what form, the law may be reenacted, or whether or under what terms the PUC might continue alternative regulation on its own discretion absent specific action by the legislature, and thus we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

On July 10, 2003, the PUC issued an order addressing intrastate access reform and universal service funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The order provides for continuation of intrastate USF funding to CT until completion of a future rulemaking proceeding by the PUC, which must be commenced no later than December 31, 2004, but which may not be completed until much later. The order also requires CT to reduce the access rates it charges to other carriers which originate or terminate intrastate long-distance calls to CT’s customers, in two phases, the first in 2003 and the second in 2004. These reductions are to be matched by revenue neutral increases in rates charged to CT’s basic telephone customers. Owing to this revenue neutral mechanism, there should be no direct impact on CT as a result of this order.

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

CT, CTSI and CLD are required to make contributions to the Federal Universal Service Fund, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. The FCC made relatively modest changes to the contribution formulas in 2002 that became effective April 1, 2003. The FCC is currently considering further changes to its Universal Service Fund regulations that, if adopted, would alter the basis upon which Universal Service Fund contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear what, if any, action the FCC will take.

Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

In April 2003, NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, petitioned the Federal Communications Commission (“FCC”) to designate Nextel as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund (USF) disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. The Act specifies that in order to receive ETC authority in a territory served by a rural telephone company such as CT, the petitioner must demonstrate that it can provide service throughout the rural company’s territory within a state and that its petition is in the public interest. Under current FCC rules, certification of Nextel would not affect the USF disbursements received by CT. CT and other rural companies in Pennsylvania have opposed Nextel’s petition on the grounds that Nextel has not satisfied the statutory standard for ETC certification. Wireless carriers have previously been designated as ETCs in other states, but Nextel is the first wireless carrier to seek ETC status in Pennsylvania. The FCC has not yet ruled on Nextel’s position. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

Effective February 1, 2003, CT entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months. Under the terms of the agreement, CT and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.042 per minute, dropping to $0.03 per minute on January 1, 2004, and dropping to $0.02 per minute on June 1, 2004. Subsequently, CT has entered into an interconnection agreement with another national wireless carrier containing terms very similar to those in the Verizon Wireless agreement. CT anticipates that it will offer similar terms for traffic exchange to other wireless companies.

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. To the extent CT is required to implement local number portability, it will seek to employ this cost recovery mechanism.

During 2002, the FCC granted the wireless industry an extension regarding their local number portability obligations until November 2003. On July 6, 2003, the U.S. Court of Appeals for the D.C. Circuit rejected further extensions and affirmed the November deadline for wireless local number portability. Certain wireless carriers are currently seeking congressional action to delay wireless local number portability, and we cannot predict whether these efforts will be successful. These requirements would enable customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. Recently, CT received requests from two wireless carriers seeking local number portability across much of its territory effective November 24, 2003. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone.

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

The PUC recently rejected a request made by Verizon-PA to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. It is unknown at this time whether Verizon will appeal the PUC’s decision.

On October 8, 2002, the PUC entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of assigning and populating NXX codes (the first three digits of a seven-digit local telephone number) in exchanges where the carrier responsible for the NXX code has no physical presence. The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. At this time we are unable to predict the outcome of this proceeding, or its possible effect on our results of operations or financial condition.

In 2001, the FCC adopted new rules to limit the access charges of non-dominant providers. Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than $0.018 per minute. In June 2003, this rate ceiling was reduced to $0.012 per minute; and, after June 2004, CTSI will be required to reduce its interstate access charges to levels no higher than those charged by Verizon (which we anticipate will be approximately $0.0055 per minute under the FCC’s rules for large incumbent carriers).

Also in 2001, the FCC adopted new rules limiting the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to Internet service providers (“ISPs”). Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio is limited (under certain conditions) to $0.0007 per minute after June 2003. In addition, the total number of minutes for which CTSI can collect compensation at these rates is capped based on the number of minutes CTSI terminated in the first quarter 2001. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and thus the current compensation scheme will remain in effect pending the remand.

These FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. For the six months ended June 30, 2003, CTSI recorded approximately $7,179 or 16.7% of its revenues from compensation revenue from ISP traffic. This compares to $5,974 or 14.2% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $1,855 or 1.1% and $1,999 or 1.3% of our total consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. Revenues from interstate access charges represented approximately 0.9% and 1.5% of our consolidated revenues, for the six months ended June 30, 2003 and 2002, respectively.

Effective February 1, 2003, CTSI entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months and was approved by the PUC on May 1. Under the terms of the agreement, CTSI and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.0035 per minute, which is comparable to the per minute compensation rate CTSI has in place with Verizon Telephone Company. Subsequently, CTSI has entered into an interconnection agreement with another national wireless carrier very similar to CTSI’s agreement with Verizon Wireless. CTSI anticipates that it will offer similar terms for traffic exchange to other wireless companies.

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

(thousands of dollars)

As of June 30, 2003	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift

Long-term debt and notes payable:
Fixed	$26,232	$27,197	$27,110	$27,284
Variable	$95,573	$95,573	$94,628	$96,537

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of June 30, 2003

Variable to fixed:
Hedge 3	2004	5.78%	$20,000	$(933)
Hedge 4	2004	6.13%	$15,000	$(932)
Hedge 6	2006	5.40%	$35,000	$(3,785)

Hedges 1 and 2 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 matured in the third quarter 2002, and did not renew. Hedge 7 matured in May 2003 and was not renewed.

As of August 14, 2003, we had no other material exposure to market risk.

Item 4.   Controls and Procedures

The management of Commonwealth Telephone Enterprises, Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibits

2.1

Recapitalization Agreement, dated April 24, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003 (Commission File No. 0-11053).

4.1	Agreement Regarding Amendments to Loan Documents dated June 2, 2003 by and between Commonwealth Telephone Company as borrower and CoBank, ACB.

10.1

Amendment No. 1 to the Registration Rights Agreement, dated April 23, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003 (Commission File No. 0-11053).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(b)         Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	COMMONWEALTH TELEPHONE ENTERPRISES, INC.
/s/ DONALD P. CAWLEY

Donald P. Cawley Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)