Form 10-Q
period 2003-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2003-11-14
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 23,966,085 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Sales	$84,961	$80,304	$251,120	$237,000
Costs and expenses, excluding other operating expenses itemized below	40,518	39,223	120,670	117,426
Management fees, related party	—	300	—	900
Depreciation and amortization	17,880	17,128	53,016	50,606
Restructuring charges (reversals)	—	—	—	(2,057)
Voluntary retirement program	—	—	—	2,333

Operating income	26,563	23,653	77,434	67,792
Interest and dividend income	1,006	387	2,186	1,759
Interest expense	(4,429)	(2,797)	(9,025)	(9,394)
Other income (expense), net	45	(363)	(1,113)	7
Equity in income of unconsolidated entities	201	131	1,855	1,704

Income before income taxes and cumulative effect of accounting change	23,386	21,011	71,337	61,868
Provision for income taxes	8,723	7,176	26,506	23,186

Income before cumulative effect of accounting change	14,663	13,835	44,831	38,682
Cumulative effect of accounting change, net of tax	—	—	13,230	—

Net income	$14,663	$13,835	$58,061	$38,682
Unrealized gain (loss) on derivative instruments, net of tax	584	(1,271)	1,033	(1,399)

Comprehensive net income	$15,247	$12,564	$59,094	$37,283

Basic earnings per share:
Income before cumulative effect of accounting change	$0.62	$0.59	$1.91	$1.65
Cumulative effect of accounting change, net of tax	—	—	0.56	—

Net income	$0.62	$0.59	$2.47	$1.65

Weighted average shares outstanding	23,608,855	23,414,836	23,520,895	23,380,673

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.61	$0.58	$1.88	$1.63
Cumulative effect of accounting change, net of tax	—	—	0.55	—

Net income	$0.61	$0.58	$2.43	$1.63

Weighted average shares and common stock equivalents outstanding	23,986,727	23,664,137	23,877,330	23,676,699

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$345,340	$34,935
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $3,382 at September 30, 2003 and $5,520 at December 31, 2002	54,397	52,866
Other current assets	11,855	10,138
Deferred income taxes	19,165	23,669

Total current assets	430,757	121,608
Property, plant and equipment, net of accumulated depreciation of $445,135 at September 30, 2003 and $432,435 at December 31, 2002	410,831	411,370
Investments	9,989	9,718
Deferred charges and other assets	11,053	10,738
Unamortized debt issuance costs	8,196	605

Total assets	$870,826	$554,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,623	$9,010
Notes payable	65,000	65,000
Accounts payable	28,210	30,503
Accrued restructuring expenses	1,807	2,029
Accrued expenses	44,111	49,955
Accrued income taxes	1,738	—
Advance billings and customer deposits	5,089	5,870

Total current liabilities	151,578	162,367
Long-term debt	325,304	77,299
Deferred income taxes	73,408	61,083
Other liabilities	34,501	32,300
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,000,148 and 21,488,697; outstanding: 23,966,085 and 21,444,213, at September 30, 2003 and December 31, 2002, respectively)	24,000	21,489
Class B Common Stock ($1 par value, authorized: 0 and 15,000,000; issued: 0 and 5,818,684; outstanding: 0 and 2,034,035, at September 30, 2003 and December 31, 2002, respectively)	—	5,818
Additional paid-in capital	266,689	256,594
Deferred compensation	(7,654)	(2,676)
Accumulated other comprehensive loss	(5,928)	(6,961)
Retained earnings	10,096	77,969
Treasury stock at cost, 34,063 and 3,829,133 shares at September 30, 2003 and December 31, 2002, respectively	(1,168)	(131,243)

Total common shareholders’ equity	286,035	220,990

Total liabilities and shareholders’ equity	$870,826	$554,039

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,500	$88,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(29,598)	(35,830)
Other	3,730	681

Net cash used in investing activities	(25,868)	(35,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	300,000	—
Redemption of long-term debt	(55,382)	(46,757)
Proceeds from exercise of stock options	3,373	705
Capital lease obligation	(218)	(98)

Net cash provided by/(used in) financing activities	247,773	(46,150)

Net increase in cash and temporary cash investments	310,405	7,239

Cash and temporary cash investments at beginning of year	34,935	27,298

Cash and temporary cash investments at September 30,	$345,340	$34,537

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

Interest	$6,549	$9,606

Income taxes	$15,977	$9,291

Supplemental disclosures of non-cash information:
Property financed with capital lease	$2,163	$—

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2001	$21,427	$5,838	$255,570	$(4,306)	$(2,879)	$20,845	$(130,979)	$165,516
Net income						38,682		38,682
Restricted stock				1,153				1,153
Conversions	10	(10)						—
Stock plan transactions	38		667					705
Executive stock purchase plan				(458)				(458)
Tax benefits related to stock options			321					321
Unrealized loss on derivative instruments, net of tax					(1,399)			(1,399)
Other	3		132					135

Balance, September 30, 2002	$21,478	$5,828	$256,690	$(3,611)	$(4,278)	$59,527	$(130,979)	$204,655

Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990
Net income						58,061		58,061
Restricted stock	171		6,405	(4,692)				1,884
Conversions	8	(8)						—
Stock plan transactions	124		3,249					3,373
Executive stock purchase plan				(286)				(286)
Tax benefits related to stock options			556					556
Recapitalization	2,208	(2,026)	(182)					—
Retire treasury stock		(3,784)				(125,934)	129,718	—
Unrealized loss on derivative instruments, net of tax					1,033			1,033
Other			67				357	424

Balance, September 30, 2003	$24,000	$—	$266,689	$(7,654)	$(5,928)	$10,096	$(1,168)	$286,035

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2001	21,426,556	37,234	21,389,322	5,838,630	3,784,649	2,053,981
Conversions	10,105	—	10,105	(10,105)	—	(10,105)
Stock plan transactions	37,918		37,918	—	—	—
Other	2,943	—	2,943	—	—	—

Balance, September 30, 2002	21,477,522	37,234	21,440,288	5,828,525	3,784,649	2,043,876

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	21,488,697	44,484	21,444,213	5,818,684	3,784,649	2,034,035
Conversions	8,654	—	8,654	(8,654)	—	(8,654)
Stock plan transactions	124,013		124,013	—	—	—
Recapitalization	2,207,659	—	2,207,659	(2,025,381)	—	(2,025,381)
Retire treasury stock	—	—	—	(3,784,649)	(3,784,649)	—
Restricted stock	171,125	—	171,125	—	—	—
Other	—	(10,421)	10,421	—	—	—

Balance, September 30, 2003	24,000,148	34,063	23,966,085	—	—	—

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K, as amended, for the fiscal year ended December 31, 2002.

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

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and nine months ended 2003 and 2002, respectively, are:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income - as reported	$14,663	$13,835	$58,061	$38,682
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	589	345	1,534	1,004
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,408)	(1,392)	(4,115)	(4,059)

Net income - pro forma	$13,844	$12,788	$55,480	$35,627

Net income per share:
Basic earnings per share - as reported	$0.62	$0.59	$2.47	$1.65
Basic earnings per share - pro forma	$0.59	$0.55	$2.36	$1.53
Diluted earnings per share - as reported	$0.61	$0.58	$2.43	$1.63
Diluted earnings per share - pro forma	$0.58	$0.54	$2.33	$1.50

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended September 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$57,432	$21,882	$9,266	$88,580
Elimination of intersegment sales	3,250	180	189	3,619
External sales	54,182	21,702	9,077	84,961
Costs and expenses	17,326	14,444	8,748	40,518
Depreciation and amortization	11,591	5,225	1,064	17,880
Operating income (loss)	25,265	2,033	(735)	26,563
Interest expense, net	(522)	—	(2,901)	(3,423)
Other income (expense), net	(255)	(9)	309	45
Equity in income of unconsolidated entities	—	—	201	201
Income (loss) before income taxes	24,488	2,024	(3,126)	23,386
Provision (benefit) for income taxes	8,610	823	(710)	8,723
Net income (loss)	15,878	1,201	(2,416)	14,663

Three months ended September 30, 2002

	CT	CTSI	Other	Consolidated
Sales	$54,458	$21,068	$8,910	$84,436
Elimination of intersegment sales	3,741	172	219	4,132
External sales	50,717	20,896	8,691	80,304
Costs and expenses	17,423	13,869	7,931	39,223
Management fees, related party	300	99	(99)	300
Depreciation and amortization	11,469	4,736	923	17,128
Operating income (loss)	21,525	2,192	(64)	23,653
Interest expense, net	(895)	—	(1,515)	(2,410)
Other income (expense), net	(108)	(169)	(86)	(363)
Equity in income of unconsolidated entities	—	131	—	131
Income (loss) before income taxes	20,522	2,154	(1,665)	21,011
Provision (benefit) for income taxes	7,600	191	(615)	7,176
Net income (loss)	12,922	1,963	(1,050)	13,835

Nine months ended September 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$166,652	$65,196	$29,538	$261,386
Elimination of intersegment sales	9,193	525	548	10,266
External sales	157,459	64,671	28,990	251,120
Costs and expenses	51,176	41,555	27,939	120,670
Depreciation and amortization	34,424	15,394	3,198	53,016
Operating income (loss)	71,859	7,722	(2,147)	77,434
Interest expense, net	(1,455)	—	(5,384)	(6,839)
Other income (expense), net	(338)	9	(784)	(1,113)
Equity in income of unconsolidated entities	—	—	1,855	1,855
Income (loss) before income taxes and cumulative effect of accounting change	70,066	7,731	(6,460)	71,337
Provision (benefit) for income taxes	25,533	2,757	(1,784)	26,506
Income (loss) before cumulative effect of accounting change	44,533	4,974	(4,676)	44,831
Cumulative effect of accounting change, net of tax	13,230	—	—	13,230
Net income (loss)	57,763	4,974	(4,676)	58,061

Nine months ended September 30, 2002

	CT	CTSI	Other	Consolidated
Sales	$157,638	$63,606	$27,663	$248,907
Elimination of intersegment sales	10,762	505	640	11,907
External sales	146,876	63,101	27,023	237,000
Costs and expenses	51,599	40,349	25,478	117,426
Management fees, related party	900	297	(297)	900
Depreciation and amortization	33,753	13,861	2,992	50,606
Restructuring charges (reversals)	—	(2,057)	—	(2,057)
Voluntary retirement program	—	—	2,333	2,333
Operating income (loss)	60,624	10,651	(3,483)	67,792
Interest expense, net	(2,317)	—	(5,318)	(7,635)
Other income (expense), net	(203)	322	(112)	7
Equity in income of unconsolidated entities	—	1,704	—	1,704
Income (loss) before income taxes	58,104	12,677	(8,913)	61,868
Provision (benefit) for income taxes	22,170	4,156	(3,140)	23,186
Net income (loss)	35,934	8,521	(5,773)	38,682

4. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets a deferred credit of $5,852 as of September 30, 2003 in other liabilities representing the unamortized portion of installation revenue. Additionally, we have a deferred charge of $5,852 as of September 30, 2003 in other assets representing the unamortized portion of installation costs.

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

6. CTE Stock Options and Restricted Stock - At September 30, 2003, we have approximately 1,345,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first nine months of 2003, no options were granted, 39,500 options were canceled and 124,013 options were exercised, yielding cash proceeds of $3,373. As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of September 30, 2003, 93,125 shares were vested. In accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as issued by the FASB, the compensation cost related to restricted stock granted in 2000 was $998 and $1,153 in the nine month periods ended September 30, 2003 and 2002, respectively. In February, April, May and September we granted an additional 162,125 shares of restricted stock that vest over four years. The fair value of the restricted stock issued of $6,206 to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to these issues of restricted stock was $855 in the nine month period ended September 30, 2003. Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September, 9,000 shares were issued and these shares vest annually. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock was $31 in the nine month period ended September 30, 2003.

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

In the future, should our convertible debt (see “Liquidity and Capital Resources”) meet the required conditions for holders to be able to convert the debentures, the resulting shares would be included in the calculation of diluted earnings per share. Also, the numerator will be adjusted to exclude (add back) the after-tax amount of interest recognized in the period associated with the convertible debt. Per SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), diluted earnings per share should be based on the most advantageous conversion rate from the standpoint of the holder. The computation of diluted earnings per share will also consider effects of anti-dilution and follow the requirements of SFAS No. 128 in this regard.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income before cumulative effect of accounting change	$14,663	$13,835	$44,831	$38,682
Cumulative effect of accounting change, net of tax	—	—	13,230	—

Net income	$14,663	$13,835	$58,061	$38,682

Basic earnings per share:
Weighted average shares outstanding	23,608,855	23,414,836	23,520,895	23,380,673

Income before cumulative effect of accounting change	$0.62	$0.59	$1.91	$1.65
Cumulative effect of accounting change, net of tax	—	—	0.56	—

Net income per share	$0.62	$0.59	$2.47	$1.65

Diluted earnings per share:
Weighted average shares outstanding	23,608,855	23,414,836	23,520,895	23,380,673
Dilutive shares resulting from common stock equivalents	377,872	249,301	356,435	296,026

Weighted average shares and common stock equivalents outstanding	23,986,727	23,664,137	23,877,330	23,676,699

Income before cumulative effect of accounting change	$0.61	$0.58	$1.88	$1.63
Cumulative effect of accounting change, net of tax	—	—	0.55	—

Net income per share	$0.61	$0.58	$2.43	$1.63

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the nine months ended September 30, 2003, we recorded an adjustment of $1,588 ($1,033 net of tax) to adjust the fair value of the swaps to ($4,753). In the nine months ended September 30, 2002, we recorded an adjustment of ($2,152) (($1,399) net of tax) to adjust the fair value of the swaps to ($6,582).

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

Additionally, other exit costs associated with terminating customer contracts, committed purchases of equipment, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580. During 2001, $6,213 was paid and $4,558 was reversed from the cancellation of a committed equipment purchase that was favorably negotiated, the sale of certain assets and the assignment of certain leases to another CLEC and a favorable building lease settlement. In 2002, $1,371 of this liability was paid and $3,409 was reversed due to the elimination of liabilities associated with certain customer contracts. In the first nine months of 2003, $222 of this liability was paid.

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

The key elements of the restructuring charge recorded in December 2000 were:

	Employee Termination Benefits	Contract Terminations	Assets, Disposal and Removal Costs	Other	Total
Employee termination benefits	$2,628				$2,628
Contract terminations and settlements		$15,294			15,294
Removal and restoration costs			$2,286		2,286
Write-down of assets			76,005		76,005
Investment advisory and other fees				$3,500	3,500

Total restructuring charges	$2,628	$15,294	$78,291	$3,500	$99,713

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expenses	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

	Balance December 31, 2001	Payments	Reversal of Provision	Balance December 31, 2002	Payments	Reversal of Provision	Balance September 30, 2003
Employee termination benefits	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	6,356	(1,361)	(2,966)	2,029	(222)	—	1,807
Removal and restoration costs	453	(10)	(443)	—	—	—	—
Investment advisory and other fees	572	(41)	(531)	—	—	—	—

Total accrued restructuring expenses	$7,381	$(1,412)	$(3,940)	$2,029	$(222)	$—	$1,807

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

11. Debt - An amended revolving line of credit agreement with CoBank was entered into in June 2003, that extended the availability of the Company’s $65,000 line of credit to June 2004. The line of credit is at interest rates which are based on a LIBOR rate or floating rate option. We may refinance this line of credit when it becomes due in June 2004. On July 17, 2003 we terminated our $240,000 revolving credit facility. On July 18, we sold $300,000 of 3.25% convertible notes due 2023. On September 3, we paid $18,625 on our mortgage note payable to CoBank, ACB.

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

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002:

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$14,663	$14,663	$58,061	$44,831
Basic earnings per share	$0.62	$0.62	$2.47	$1.91
Diluted earnings per share	$0.61	$0.61	$2.43	$1.88

	Three months ended September 30, 2002		Nine months ended September 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$13,835	$13,820	$38,682	$38,694
Basic earnings per share	$0.59	$0.59	$1.65	$1.65
Diluted earnings per share	$0.58	$0.58	$1.63	$1.63

Revenue Recognition for Multi-Element Deliverables -

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement has not had a material effect on our ongoing financial position or results of operations.

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

13. Recapitalization Transaction -

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. On September 3, 2003, at the Annual Meeting, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each share having one vote in corporate governance matters. As a result of the reclassification, Level 3 owns approximately 4.6% of the outstanding CTE Common Stock and correspondingly has approximately 4.6% of the voting power.

In connection with the Recapitalization, the Class B common shares held as Treasury Stock were retired and the shares are no longer authorized.

14. WorldCom Receivables -

In the third quarter of 2003, we recognized a $965 increase to revenue related to the recovery of a portion of impaired receivables connected to WorldCom’s 2002 bankruptcy filing. An impairment of WorldCom receivables was previously recorded as a $2,000 charge against revenue in the second quarter of 2002.

15. Stock Repurchase Program -

On November 13, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to $100 million of our Common Stock in open market, negotiated or block transactions. Repurchased shares will be placed in Treasury and may be used for the Company’s employee benefit plans or for other general corporate purposes. No time limit was set for the completion of the stock repurchase program. The repurchases will be executed at our discretion, based on ongoing assessments of our capital needs and the market value of our Common Stock.

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

These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments;

•	reductions in rates or traffic that is subject to access charges;

•	changes in the competitive environment in which we operate; and

•	the receipt of necessary approvals.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2003, our RLEC served over 338,500 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

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

CTSI served over 137,900 switched access lines as of September 30, 2003, which were mainly business customers. Recently, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market.

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

Results of Operations

Three months ended September 30, 2003 vs September 30, 2002

Our consolidated sales were $84,961 and $80,304 for the three months ended September 30, 2003 and 2002, respectively. Contributing to the sales increase of $4,657 or 5.8% were higher sales of CT of $3,465, higher CTSI sales of $806 and higher Other sales of $386. CT’s revenue includes a $965 favorable effect resulting from the recovery of a portion of impaired receivables in connection with WorldCom’s 2002 bankruptcy filing and which were previously charged to revenue in the second quarter of 2002.

Our consolidated costs and expenses (excluding other operating expenses) were $40,518 for the three months ended September 30, 2003 as compared to $39,223 for the three months ended September 30, 2002, an increase of $1,295.

Other operating expenses increased $452 as a result of an increase in depreciation expense of $752; partially offset by the elimination of $300 of management fees as a result of the termination of the management services agreement with RCN.

Consolidated operating income was $26,563 for the three months ended September 30, 2003 as compared to $23,653 for the three months ended September 30, 2002. The increase of $2,910 was a result of the items discussed above.

Consolidated net income was $14,663 or $0.61 per diluted share for the three months ended September 30, 2003. Net income was $13,835 or $0.58 per diluted share for the three months ended September 30, 2002. Contributing to the increase in net income is the increase in operating income discussed above, an increase in interest income and an increase in other income, partially reduced by an increase in interest expense and an increase in the provision for income taxes.

Nine months ended September 30, 2003 vs September 30, 2002

Our consolidated sales were $251,120 and $237,000 for the nine months ended September 30, 2003 and 2002, respectively. Contributing to the sales increase of $14,120 or 6.0% were higher sales of CT of $10,583, higher CTSI sales of $1,570 and higher Other sales of $1,967. For the nine months ended September 30, 2003, CT sales include a $965 favorable effect in connection with the recovery of a portion of our impaired WorldCom receivables. For the nine months ended September 30, 2002, CT sales included a $2,000 charge recorded in connection with WorldCom receivables.

Our consolidated costs and expenses (excluding other operating expenses) were $120,670 for the nine months ended September 30, 2003 as compared to $117,426 for the nine months ended September 30, 2002, an increase of $3,244.

Other operating expenses increased $1,234 as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003 and an increase in depreciation expense of $2,410. The increases were partially offset by a $2,333 charge in 2002 associated with the Voluntary Retirement Program that did not recur in 2003 and the elimination of management fees as a result of the termination of the management services agreement with RCN, which were $900 in 2002.

Consolidated operating income was $77,434 for the nine months ended September 30, 2003 as compared to $67,792 for the nine months ended September 30, 2002. The increase of $9,642 was a result of the items discussed above.

Consolidated net income was $58,061 or $2.43 per diluted share for the nine months ended September 30, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.55 per diluted share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Net income was $38,682 or $1.63 per diluted share for the nine months ended September 30, 2002. Contributing to the increase in net income is the increase in operating income discussed above and the cumulative effect accounting adjustment, partially offset by an increase in the provision for income taxes and an increase in other income (expense) due to the recording of $1,450 of expenses relating to the Recapitalization Transaction (see “Liquidity and Capital Resources”).

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended September 30, 2003

	Sales	Costs and expenses (excluding other operating expenses)	Depreciation and other operating expenses	Operating income (loss)
CT	$54,182	$17,326	$11,591	$25,265
CTSI	21,702	14,444	5,225	2,033
Other	9,077	8,748	1,064	(735)

Total	$84,961	$40,518	$17,880	$26,563

Three months ended September 30, 2002

	Sales	Costs and expenses (excluding other operating expenses)	Depreciation and other operating expenses	Operating income (loss)
CT	$50,717	$17,423	$11,769	$21,525
CTSI	20,896	13,869	4,835	2,192
Other	8,691	7,931	824	(64)

Total	$80,304	$39,223	$17,428	$23,653

Nine months ended September 30, 2003

	Sales	Costs and expenses (excluding other operating expenses)	Depreciation and other operating expenses	Operating income (loss)
CT	$157,459	$51,176	$34,424	$71,859
CTSI	64,671	41,555	15,394	7,722
Other	28,990	27,939	3,198	(2,147)

Total	$251,120	$120,670	$53,016	$77,434

Nine months ended September 30, 2002

	Sales	Costs and expenses (excluding other operating expenses)	Depreciation and other operating expenses	Operating income (loss)
CT	$146,876	$51,599	$34,653	$60,624
CTSI	63,101	40,349	12,101	10,651
Other	27,023	25,478	5,028	(3,483)

Total	$237,000	$117,426	$51,782	$67,792

Installed access lines:

	September 30,
	2003	2002
CT	338,514	337,109
CTSI	137,923	123,134

Total	476,437	460,243

Commonwealth Telephone Company

Sales were $54,182 and $50,717 for the three months ended September 30, 2003 and 2002, respectively. The sales increase of $3,465 or 6.8% is primarily due to higher access, local service, recovery of a portion of WorldCom receivables previously written-off and enhanced services revenues. The increase in sales is primarily due to the growth in access revenue resulting from an increase in the NECA average schedule formulas, an increase in minutes of use and an increase in special access circuits. The increase in sales is also the result of an increase in installed access lines of 1,405 or 0.4%. CT’s sales of business lines primarily contributed to the access line growth. In the third quarter of 2003, a third party vendor assumed our WorldCom receivables resulting in a recovery of $965 of amounts previously written-off.

CT’s sales were $157,459 and $146,876 for the nine months ended September 30, 2003 and 2002, respectively. The sales increase of $10,583 or 7.2% is primarily due to higher access, local service, recovery of a portion of our WorldCom receivables and enhanced services revenues. Also contributing to the increase was the $2,000 charge related to WorldCom receivables that occurred in 2002.

Interstate access revenue increased $1,461 and $4,335 for the three and nine months ended September 30, 2003, versus the comparable period of 2002, resulting from an increase in the NECA average schedule formulas, an increase in special access circuits and an increase in access lines.

State access revenue increased $1,124 and $2,709 for the three and nine months ended September 30, 2003 as compared to the comparable period of 2002, primarily as a result of an increase in minutes of use.

Local service revenue increased $272 and $1,233 for the three and nine months ended September 30, 2003, as compared to the same period last year, primarily as a result of the increase in access lines and a regulatory rate increase of $0.21 in May 2002 for substantially all dial-tone lines, based on a Gross Domestic Product Price Index (GDPPI) rate increase.

Enhanced services revenue increased $143 and $534 for the three and nine months ended September 30, 2003 in comparison to the same period last year primarily as a result of increases in Caller ID and certain other enhanced services sales.

IntraLATA toll revenue decreased $658 and $1,507 for the three and nine months ended September 30, 2003 as compared to the comparable period of 2002, primarily as a result of customers switching to a new CLD long-distance product offering. Also, customers are selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory. We expect this decline to continue.

Costs and expenses excluding other operating expenses for the three months ended September 30, 2003 were $17,326 as compared to $17,423 for the three months ended September 30, 2002. The expense reduction was primarily due to lower advertising costs.

For the nine months ended September 30, 2003, costs and expenses excluding other operating expenses were $51,176 as compared to $51,599 for the nine months ended September 30, 2002. Contributing to the decrease of $423 or 0.8% are lower payroll expenses primarily due to the realignment of our management staff that occurred late in the fourth quarter of 2002. Also contributing to the expense reduction were lower advertising costs. This reduction was partially offset by higher local terminating expense, higher snow removal costs, higher utility costs and higher data base dip charges due to growth in Caller ID revenues.

Other operating expenses decreased $178 or 1.5% for the three months ended September 30, 2003. The decrease was due to the elimination of management fees of $300, partially offset by an increase in depreciation and amortization expense of $122 or 1.1% to $11,591 as a result of higher depreciable plant from capital expenditures in 2002 and 2003.

For the nine months ended September 30, 2003, other operating expenses decreased $229 or 0.7%. The decrease was due to the elimination of management fees of $900, partially offset by an increase in depreciation and amortization expense of $671 or 2.0% to $34,424 as a result of higher depreciable plant from capital expenditures in 2002 and 2003.

CT’s operating income was $25,265 and $21,525 for the three months ended September 30, 2003 and 2002, respectively, an increase of $3,740 or 17.4%. CT’s operating income increased $11,235 or 18.5% to $71,859 for the nine months ended September 30, 2003. The increases were a result of the items discussed above.

CTSI, LLC

CTSI sales were $21,702 for the three months ended September 30, 2003 as compared to $20,896 for the same period in 2002. The increase of $806 or 3.9% primarily represents an increase in local service, primarily from an increase in installed access lines; and increases in long-distance, customer point-to-point circuit revenues and Internet access from dial-up, dedicated and DSL. At September 30, 2003, CTSI had 137,923 installed access lines versus 123,134 installed access lines at September 30, 2002, an increase of 14,789 or 12.0%. Also contributing to the net increase in revenue was an increase in Internet service provider (“ISP”) traffic. For the three months ended September 30, 2003, CTSI recorded approximately $3,061 or 14.1% of its revenues from revenue associated with ISP traffic, as compared to $2,960 or 14.2% for the same period last year. All of the allowable billable minutes on ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2003 were billed in the first quarter. CTSI will have no allowable billable minutes above the 3 to 1 ratio for the remainder of 2003. The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system. The increases were partially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking. This modification is a result of a dispute between CTSI and Verizon regarding billing for these transport trunking facilities. Revenues are also reduced by the continued implementation of the Federal Communications Commission’s (“FCC”) mandated interstate access rate reduction.

CTSI sales were $64,671 for the nine months ended September 30, 2003 as compared to $63,101 for the same period in 2002. The increase of $1,570 or 2.5% largely represents an increase in local service, primarily from an increase in installed access lines, and increases in customer point-to-point circuit revenues and Internet access from dial-up, dedicated and DSL. Contributing to the increase in revenue was an increase in ISP traffic. For the nine months ended September 30, 2003,

CTSI recorded approximately $10,240 or 15.8% of its revenues from revenue associated with ISP traffic, as compared to $8,934 or 14.2% for the same period last year. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $901 in point-to-point circuit revenue. The increases were substantially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking. Revenue decreased from the continued implementation of the FCC’s mandated interstate access rate reduction.

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 24.5% and 25.1% of CTSI’s revenues, excluding expansion markets, for the nine months ended September 30, 2003 and 2002, respectively. These revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates based on a revised Percent Local Usage (PLU) factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix will have a material adverse affect on CTSI’s revenues of up to $700 per month, beginning in November 2003.

Costs and expenses excluding other operating expenses were $14,444 and $13,869 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, costs and expenses excluding other operating expenses were $41,555 as compared to $40,349 for the nine months ended September 30, 2002. Contributing to the increase in expenses are additional circuit rental expense, leased local loop charges and increased costs related to Internet revenue growth, partially offset by reduced bad debt expense and advertising expense.

For the three months ended September 30, 2003, other operating expenses increased $390 or 8.1% primarily due to increased depreciation and amortization expense of $489 or 10.3% to $5,225 as a result of higher depreciable plant from capital expenditures in 2002 and 2003. This increase was partially offset by the elimination of management fees of $99.

For the nine months ended September 30, 2003, other operating expenses increased $3,293 or 27.2% as a result of a $2,057 restructuring charge reversal in 2002 that did not recur in 2003. Depreciation and amortization expense increased $1,533 or 11.1% to $15,394 as a result of higher depreciable plant as a result of capital expenditures in 2002 and 2003, primarily associated with increased installed access lines. This increase was partially offset by the elimination of management fees of $297.

CTSI’s operating income was $2,033 for the three months ended September 30, 2003 as compared to $2,192 for the three months ended September 30, 2002. CTSI’s operating income was $7,722 and $10,651 for the nine months ended September 30, 2003 and 2002, respectively. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $9,077 and $8,691 for the three months ended September 30, 2003 and 2002, respectively. The increase of $386 or 4.4% is due primarily to an increase in CLD and Jack Flash sales, offset by a decrease in CC and epix sales.

CLD sales increased $727 or 67.3% as a result of a new long-distance product offering, including intraLATA toll for customers that switched from CT local long-distance. At September 30, 2003, Jack Flash had 12,135 installed DSL subscribers as compared to 9,125 at September 30, 2002, contributing to its increase in revenue of $252. CC sales decreased $465 or 13.8% primarily due to a decrease in Premises Distribution Systems sales. epix sales decreased $128 or 3.7% due to a decrease in dial-up subscribers.

For the nine months ended September 30, 2003, sales of our support businesses were $28,990 as compared to $27,023 for the nine months ended September 30, 2002. The increase of $1,967 or 7.3% is due primarily to an increase in CLD sales of $1,082 or 30.7%, increased CC sales of $611 or 5.6% and increased Jack Flash sales of $706 or 33.6%, offset by a decrease in epix sales of $432 or 4.1%.

Costs and expenses of our support businesses, excluding other operating expenses, were $8,748 and $7,931 for the three months ended September 30, 2003 and 2002, respectively. CLD costs and expenses increased $396 for the three months ended September 30, 2003, as compared to the same period last year, due primarily to the new CLD product offering. Jack Flash costs increased $183 for the three months ended September 30, 2003, as compared to the same period last year, due to an increase in network support costs. Expenses at the corporate financing entity increased primarily due to increased pension cost primarily due to a decline in pension assets. epix expenses decreased $320 for the three months ended September 30, 2003, in comparison to the same period last year due to a reduction in headcount, lower advertising expenses and lower toll charges. CC costs and expenses decreased $310 for the three months ended September 30, 2003, as compared to the same period last year, due primarily to the decrease in sales.

For the nine months ended September 30, 2003, costs and expenses of our support businesses, excluding other operating expenses, were $27,939 as compared to $25,478 for the nine months ended September 30, 2002. CLD costs and expenses increased $727 for the nine months ended September 30, 2003, as compared to the same period last year, due primarily to the new product rollout. Jack Flash costs increased $496 for the nine months ended September 30, 2003, as compared to the same period last year, due to higher advertising costs and an increase in network support costs. epix expenses decreased $619 for the nine months ended September 30, 2003, in comparison to the same period last year due to lower rent expense, a reduction in headcount and lower toll charges. CC costs and expenses increased due primarily to the increase in sales. Expenses at the corporate financing entity increased primarily due to increased pension cost primarily due to a decline in pension assets.

Other operating expenses increased $240 for the three months ended September 30, 2003. Depreciation and amortization expense increased $141 or 15.3% to $1,064 as a result of higher depreciable plant. An increase of $99 attributable to the elimination of management fees allocations also contributed to the increase.

For the nine months ended September 30, 2003, other operating expenses decreased $1,830. The decrease was primarily the result of a $2,333 charge in 2002 associated with the Voluntary Retirement Program described below that did not recur in 2003. The decrease was partially offset by increased depreciation and amortization expense of $206 or 6.9% and an increase of $297 attributable to the elimination of management fees allocations.

The operating loss in Other was ($735) for the three months ended September 30, 2003 as compared to ($64) for the three months ended September 30, 2002. The operating loss in Other was ($2,147) for the nine months ended September 30, 2003 as compared to ($3,483) for the nine months ended September 30, 2002. The changes were a result of the items discussed above.

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

Interest and Dividend Income

Consolidated interest and dividend income was $1,006 and $387 for the three months ended September 30, 2003 and 2002, respectively; this represents an increase of $619 or 159.9% from the comparable period of 2002. Consolidated interest and dividend income was $2,186 and $1,759 for the nine months ended September 30, 2003 and 2002, respectively; this represents a increase of $427 or 24.3% from the comparable period of 2002. The increase in interest and dividend income is primarily the result of the proceeds received from the $300,000 convertible notes offering in July 2003.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $70,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $4,429 and $2,797 for the three months ended September 30, 2003 and 2002, respectively; this represents an increase of $1,632 or 58.3% from the comparable period of 2002. The increase in interest expense is a result of our issuance of convertible notes in July 2003. Consolidated interest expense was $9,025 and $9,394 for the nine months ended September 30, 2003 and 2002, respectively; this represents a decrease of $369 or 3.9% from the comparable period of 2002. The decrease in interest expense is primarily due to lower average debt outstanding in the first six months of 2003 vs the comparable period of 2002 and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT’s mortgage note payable to CoBank decreased as a result of scheduled principal payments. The decrease in interest expense was partially offset by an increase as a result of our issuance of convertible notes in July 2003 (see “Liquidity and Capital Resources”).

Income Taxes

Our effective income tax rates were 37.3% and 34.2% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, our effective income tax rates were 37.2% and 37.5%, respectively. In the three months ended September 30, 2002, we received a non-recurring beneficial impact due to the Pennsylvania tax law change that increased the amount of net operating losses allowed to be carried forward for state tax purposes. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. Also, we are utilizing various tax strategies to provide effective state income tax planning.

Liquidity and Capital Resources:

	September 30, 2003	December 31, 2002
Cash and temporary cash investments	$345,340	$34,935
Working capital (deficit)	$279,179	$(40,759)
Long-term debt (including current maturities and notes payable)	$395,927	$151,309

We have the following financing arrangements in place that provide liquidity based on our current needs. Aggregate amounts available under revolving credit facilities were $0 at September 30, 2003 and $185,000 at September 30, 2002. On July 2, 2003 we repaid in full all amounts outstanding on the $240,000 revolving credit facility, which totaled $5,000, and terminated this facility and all commitments thereunder on July 17, 2003. On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. We intend to use the net proceeds from this offering for working capital, capital expenditures and other general corporate purposes, including potential acquisitions, debt retirement and potential common stock repurchases. In addition, while we do not presently intend to pay cash dividends on our common stock, we may decide to pay such dividends in the future. The payment of any cash dividends in the future will be at the discretion of our board of directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our board of directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends.

	September 30, 2003		September 30, 2002
	Balance	Available	Balance	Available
Revolving credit facility*	$—	$—	$55,000	$185,000
Credit agreement - CoBank	30,927	—	58,562	—
Revolving line of credit - CoBank	65,000	—	65,000	—
Convertible notes	300,000	—	—	—

Total	$395,927	$—	$178,562	$185,000

*	This facility was terminated on July 17, 2003.

Cash and temporary cash investments were $345,340 at September 30, 2003 as compared to $34,935 at December 31, 2002. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. Our working capital ratio was 2.84 to 1 at September 30, 2003 as compared to 0.75 to 1 at December 31, 2002. The net increase is due to the proceeds from the convertible notes, increased liquidity provided by operations and reductions in capital spending.

	As of September 30,
	2003	2002
Net cash provided by (used in):
Operating activities	$88,500	$88,538
Investing activities	$(25,868)	$(35,149)
Financing activities	$247,773	$(46,150)

For the nine months ended September 30, 2003, our net cash provided by operating activities was $88,500 comprised of net income before cumulative effect of accounting change of $44,831, non-cash depreciation and amortization of $53,016 and a reduction in other non-cash items and working capital changes of $9,347. Net cash used in investing activities of $25,868 consisted primarily of additions to property, plant and equipment of $29,598. Net cash provided by financing activities of $247,773 consisted primarily of the issuance of long-term debt of $300,000 and proceeds of stock option exercises of $3,373, partially offset by net redemption of debt of $55,382.

To take advantage of our favorable cash position, on September 3, we paid $18,625 on our mortgage note payable with CoBank, ACB.

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio. As of September 30, 2003, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to June 2004. We may refinance this line of credit when it becomes due in June 2004.

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

Related and Like Parties

On April 2, 2002, a 4,898,000 share secondary offering of our Common Stock was completed. In December 2002, a 4,741,326 share secondary offering of our Common Stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings.

On April 24, 2003, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, the Company agreed to amend its existing charter to (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. At the Annual Meeting held on September 3, 2003, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each share having one vote in corporate governance matters. As a result of the reclassification, Level 3 owns approximately 4.6% of the outstanding CTE Common Stock and correspondingly has approximately 4.6% of the voting power.

Level 3 currently holds approximately 4.6% of the voting power in our equity securities. Level 3 maintains certain rights to register its shares for resale and has stated publicly that it would consider monetizing certain of its non-core assets, including its holdings in public companies such as CTE. Four of our directors are also directors of Level 3. Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. We have entered into a month-to-month agreement with Level 3 to provide Internet backbone and colocation services.

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

Earlier in 2003, CT filed a petition with the PUC seeking an exogenous event adjustment for revenues lost due to the bankruptcies of two large interexchange carriers in 2002. If approved, this adjustment would have allowed CT to avoid a rate reduction that was required due to the low rate of inflation during the most recent plan year. In response, government agencies that represent ratepayer interests challenged CT’s surcharge treatment of certain state taxes. CT negotiated a settlement with the agencies under which no exogenous adjustment was allowed, but CT is permitted to defer rate reductions otherwise required under its alternative regulation plan for up to four years and offset them against future increases (if any); the settlement also provides for a limited one-time surcharge refund and a revision in the way CT treats state tax surcharges in the future. The PUC approved the settlement in August 2003. Pursuant to the settlement, CT issued refunds to customers of approximately $1.24 million, but will defer, for up to 4 years, annual rate reductions currently at approximately $1.6 million, and may be able to offset these deferred reductions against future rate increases to which it might otherwise be entitled.

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

On July 10, 2003, the PUC issued an order addressing intrastate access reform and universal service funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The order provides for continuation of intrastate USF funding to CT until completion of a future rulemaking proceeding by the PUC, which must be commenced no later than December 31, 2004, but which may not be completed until much later. The order also requires CT to reduce the access rates it charges to other carriers which originate or terminate intrastate long-distance calls to CT’s customers, in two phases, a mandatory first phase in 2003 and an optional second phase in 2004. These reductions are to be matched by revenue neutral increases in rates charged to CT’s basic telephone customers. Although there will be no direct impact on CT’s revenues because of this revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for additional lines and other services.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 33.4% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). During 2003, NECA and CT have continued to implement new rules adopted by the FCC in 2001 that required a reduction in access charges to IXCs, an increase in subscriber line charges to customers and the creation of a universal service funding mechanism funded by all local and interexchange carriers. In addition to the above modifications to the NECA funding mechanisms, the FCC has also released a Notice of Proposed Rulemaking under which it is considering allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

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

In April 2003, NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, petitioned the FCC to designate Nextel as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund (USF) disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. The Act specifies that in order to receive ETC authority in a territory served by a rural telephone company such as CT, the petitioner must demonstrate that it can provide service throughout the rural company’s territory within a state and that its petition is in the public interest. Under current FCC rules, certification of Nextel would not affect the USF disbursements received by CT. CT and other rural companies in Pennsylvania have opposed Nextel’s petition on the grounds that Nextel has not satisfied the statutory standard for ETC certification. Wireless carriers have previously been designated as ETCs in other states, but Nextel is the first wireless carrier to seek ETC status in Pennsylvania. The FCC has not yet ruled on Nextel’s petition. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

Effective February 1, 2003, CT entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months. Under the terms of the agreement, CT and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.042 per minute, dropping to $0.03 per minute on January 1, 2004, and dropping to $0.02 per minute on June 1, 2004. Subsequently, CT has entered into interconnection agreements with two other national wireless carriers containing terms very similar to those in the Verizon Wireless agreement. CT anticipates that it will offer similar terms for traffic exchange to other wireless companies.

During 2002, the FCC directed wireless carriers to implement local number portability by November 24, 2003. On July 6, 2003, the U.S. Court of Appeals for the D.C. Circuit rejected further extensions and affirmed the November deadline for wireless local number portability. Certain wireless carriers are currently seeking congressional action to delay wireless local number portability, and we cannot predict whether these efforts will be successful. These requirements would enable customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. Recently, CT received requests from two wireless carriers seeking local number portability across much of its territory effective November 24, 2003. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone.

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. To the extent CT is required to implement local number portability, it will seek to employ this cost recovery mechanism.

CTSI, LLC

CTSI’s prices are also subject to regulation by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less regulatory oversight than those of CT. CTSI’s costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services. CTSI has month-to-month interconnection and resale agreements with Verizon.

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

Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. The new rules are subject to a variety of determinations to be made by state utility commissions, including the Pennsylvania PUC, and it is not yet possible to ascertain the full effect of the new rules. However, a preliminary analysis indicates that the rules are not likely to have a material impact on CTSI’s use of unbundled voice-grade loops, which is the network element CTSI uses most extensively. The FCC’s rules are also subject to petitions for reconsideration and judicial review, but we are unable to predict the outcome of these developments or their potential effect on CTSI’s results of operations at this time.

The FCC has also recently commenced a new rulemaking proceeding to consider changes in its standards for pricing of network elements, including the voice-grade loops used by CTSI. We are unable to predict when the FCC may act in this proceeding or what changes it may adopt. However, any significant increases in network element prices could have a material adverse effect on CTSI’s profitability.

The PUC recently rejected a request made by Verizon-PA to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. Verizon has asked the PUC to reconsider its decision, and it is unknown at this time whether the PUC will do so.

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

In 2001, the FCC adopted new rules to limit the access charges of non-dominant providers. Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than $0.012 per minute; and, after June 2004, CTSI will be required to reduce its interstate access charges to levels no higher than those charged by Verizon (which we anticipate will be approximately $0.0042 per minute under the FCC’s rules for large incumbent carriers).

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

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 24.5% and 25.1% of CTSI’s revenues, excluding expansion markets, for the nine months ended September 30, 2003 and 2002, respectively. These revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix will have a material adverse affect on CTSI’s revenues of up to $700 per month beginning November 2003. For the nine months ended September 30, 2003, CTSI recorded approximately $10,240 or 15.8% of its revenues from compensation revenue from ISP traffic. This compares to $8,934 or 14.2% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,502 or 1.0% and $2,804 or 1.2% of our total consolidated revenues for the nine months ended September 30, 2003 and 2002, respectively. Revenues from interstate access charges represented approximately 0.8% and 1.4% of our consolidated revenues, for the nine months ended September 30, 2003 and 2002, respectively.

Effective February 1, 2003, CTSI entered into an interconnection and reciprocal compensation agreement with Verizon Wireless, a national wireless company, for the exchange of traffic between the companies’ respective end-users. The agreement has a term of 36 months and was approved by the PUC on May 1. Under the terms of the agreement, CTSI and Verizon Wireless will exchange traffic at a reciprocal compensation rate of $0.0035 per minute, which is comparable to the per minute compensation rate CTSI has in place with Verizon Telephone Company. Subsequently, CTSI has entered into interconnection agreements with two other national wireless carriers very similar to CTSI’s agreement with Verizon Wireless. CTSI anticipates that it will offer similar terms for traffic exchange to other wireless companies. CTSI may also be affected by the introduction of wireless number portability in November 2003, for the same reasons discussed above with respect to CT.

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

We measure the fair value of the convertible debt based upon quoted market prices or by obtaining quotes from dealers. The fair value of bank debt is estimated using discounted cash flow calculations. The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

(thousands of dollars)

As of September 30, 2003	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$325,091	$338,980	$336,108	$341,904
Variable	$70,836	$70,836	$70,152	$71,534

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of September 30, 2003
Variable to fixed:
Hedge 3	2004	5.78%	$20,000	$(704)
Hedge 4	2004	6.13%	$15,000	$(751)
Hedge 6	2006	5.40%	$35,000	$(3,298)

Hedges 1 and 2 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 matured in the third quarter 2002, and did not renew. Hedge 7 matured in May 2003 and was not renewed.

As of November 14, 2003, we had no other material exposure to market risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

In July of 2003, we sold $300 million principal amount of 3.25% Convertible Notes due July 15, 2023, unless earlier redeemed, repurchased or converted.

Interest is 3.25% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2004. In addition, we will pay contingent interest for any six-month period from January 15 to July 14 and from July 15 to January 14, with the initial six month period commencing July 15, 2008, if the trading price of the notes for each of the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the notes. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of a note during the five trading days immediately preceding the first day of the applicable six-month interest period.

Holders may convert their notes into shares of our common stock at an initial conversion rate of 17.5439 shares per $1,000 principal amount of notes, representing an initial conversion price of approximately $57.00, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter, but only during such fiscal quarter, commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the then-effective conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; or

•	during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; or

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

We may redeem any of the notes beginning July 18, 2008, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a cash redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the redemption date.

If a designated event occurs prior to maturity, holders may require us to repurchase all or part of their notes at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the repurchase date.

Holders may require us to repurchase all or part of their notes on July 15 of 2008, 2013 and 2018 at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the repurchase date.

Our net proceeds from this offering will be used for working capital, capital expenditures and other general corporate purposes, including potential acquisitions, debt retirement and potential common stock repurchases.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on September 3, 2003. Matters submitted to our shareholders included:

1)	The election of the following Class I Directors to serve for a term of three (3) years:

Nominee	For	Withheld
Daniel E. Knowles	41,063,083	805,261
David C. McCourt	30,709,610	11,158,734
David C. Mitchell	41,065,162	803,182
Walter Scott, Jr.	35,826,210	6,042,134

Additional Directors whose term of office as a Director continued after the meeting included:

Frank M. Henry

Michael J. Mahoney

John J. Whyte

James Q. Crowe

Richard R. Jaros

Eugene Roth

2)	The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2003.

For	Against	Abstain
41,457,834	300,040	110,470

3)	The approval to amend our Articles of Incorporation to reclassify and convert each outstanding share of Class B Common Stock into 1.09 shares of Common Stock and, immediately following the reclassification and conversion, to eliminate from the Articles of Incorporation all provisions relating to the Class B Common Stock and certain inoperative provisions.

For	Against	Abstain
37,490,219	565,931	70,977

4)	The approval to adjourn the Annual Meeting, if needed, to solicit additional votes in favor of the proposal to amend our Articles of Incorporation.

For	Against	Abstain
33,593,793	6,986,072	1,288,479

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amendment to Articles of Incorporation dated September 3, 2003, is incorporated herein by reference to Exhibit 3.11 to our Form S-1 Registration Statement as filed with the Commission on November 7, 2003, (Commission File No. 0-11053).

3.2	Amended and Restated Articles of Incorporation dated September 3, 2003, is incorporated herein by reference to Exhibit 3.12 to our Form S-1 Registration Statement as filed with the Commission on November 7, 2003, (Commission File No. 0-11053).

4.1	Indenture for 3 1/4% Convertible Notes due 2023 dated July 18, 2003 between Commonwealth Telephone Enterprises, Inc. and The Bank of New York, as Trustee is incorporated herein by reference to Exhibit 4.10 to our Form S-1 Registration Statement as filed with the Commission on November 7, 2003, (Commission File No. 0-11053).

4.2	Form of 3 1/4% Convertible Note due 2023 is incorporated herein by reference to Exhibit 4.11 to our Form S-1 Registration Statement as filed with the Commission on November 7, 2003, (Commission File No. 0-11053).

4.3	Registration Rights Agreement dated July 18, 2003 by and among Commonwealth Telephone Enterprises, Inc. and Morgan Stanley & Co. Incorporated, Legg Mason Wood Walker, Incorporated and Wachovia Capital Markets, LLC, as Initial Purchasers is incorporated herein by reference to Exhibit 4.12 to our Form S-1 Registration Statement as filed with the Commission on November 7, 2003, (Commission File No. 0-11053).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(b) Reports on Form 8-K

On July 15, 2003, the Company filed a report on Form 8-K to disclose the offering of $200 million and the subsequent pricing of $250 million aggregate principal amount of convertible notes due 2023.

On July 17, 2003, the Company filed a report on Form 8-K to disclose that the initial purchasers of $250 million of its 3.25% convertible notes due 2023 have elected to exercise their option to purchase an additional $50 million principal amount of such notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	COMMONWEALTH TELEPHONE
ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley
Executive Vice President and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)