Form 10-K
period 2003-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2004-03-15
CIK 310433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at February 27, 2004:

22,309,441 Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2003 computed by reference to the closing price as reported by NASDAQ for Common Stock ($43.94 per share) and to the closing price as reported by NASDAQ for Class B Common Stock ($47.87 per share), is as follows:

$1,002,881,915 Common Stock

The market value is based on the value of the Common Stock and Class B Common Stock that was outstanding on June 30, 2003. The Class B Common Stock is no longer outstanding as a result of the recapitalization that was completed on September 3, 2003. See the discussion of the recapitalization transaction in Part II Item 5.

Documents Incorporated by Reference

1.	Proxy Statement for 2004 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

“CTE,” “the Company,” “we,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

“Our RLEC” and “CT” refer to Commonwealth Telephone Company, a rural incumbent local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

The segment “CT” includes the results of our RLEC; Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access and digital connectivity solutions, that is in CT’s territory.

“Our CLEC,” “RLEC ‘edge-out’ ” and “CTSI” refer to CTSI, LLC, a competitive local exchange carrier and a subsidiary of Commonwealth Telephone Company.

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

Additional factors that could cause or contribute to such differences are set forth in the section entitled “Risk Factors” and are discussed elsewhere in this report. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate; and therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price are not necessarily predictive of future performance.

Item 1. Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural incumbent local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border CT’s markets, which we refer to as our RLEC “edge-out” markets. CT is the nation’s seventh largest non-Bell incumbent local exchange carrier, serving over 338,400 switched access lines as of December 31, 2003. CTSI served over 138,600 competitive switched access lines as of December 31, 2003. For the years ended December 31, 2003 and 2002, we had consolidated revenues of $335.7 million and $318.6 million, respectively.

Recently, we revised our segments to provide management with a more comprehensive financial view of our key businesses and promote better alignment of strategies and objectives. The CT segment includes the results of our RLEC and also now includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller and substantially all of Jack Flash® (“Jack Flash”), our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access and digital connectivity solutions, which is in CT’s territory. The results of these businesses were previously included in our “Other” business segment. We have recast the financial data and discussions of prior periods in this annual report to make them comparable to the current period’s presentation.

CT, founded in 1897, operates in a rural, approximately 5,000 square mile territory with a population of approximately 450,000 people, and a line density of approximately 68 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $223.8 million and $208.0 million, and operating income of $97.2 million and $86.6 million for the years ended December 31, 2003 and 2002, respectively. CT ranks among the industry leaders in switched access line growth and penetration of residential additional lines, primarily as a result of a successful campaign to market additional lines. From 1995 to 2003, CT’s penetration of residential additional lines grew from 3% to 39%, while its number of switched access lines grew at a compound annual growth rate of 5.1%, resulting in growth of its overall revenues at a compound annual growth rate of 6.5%.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York. Late in 2002, we announced the extension of our RLEC “edge-out” business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market. In the “edge-out” markets, CTSI generated revenues of $85.3 million and $84.0 million and operating income of $9.0 million and $10.7 million for the years ended December 31, 2003 and 2002, respectively. Beginning in 1998, CTSI expanded beyond its original three “edge-out” markets into five additional expansion markets. At the end of 2000, however, we developed an exit strategy for these expansion markets in order to refocus our attention on our three original “edge-out” markets. This strategy has allowed us to increase our operating income and to significantly reduce our capital needs. We recorded a restructuring charge of $99.7 million, or $64.8 million after-tax, in the fourth quarter of 2000 in connection with this strategy, and we completed our withdrawal from these markets by June 30, 2001.

We also own and operate other telecommunications-related support businesses that all operate in the deregulated segments of the telecommunications industry and that support the operations of our two primary operating companies. These businesses are epix® Internet Services, one of the northeast’s largest rural Internet service providers with approximately 35,400 dial-up Internet access subscribers as of December 31, 2003; and Commonwealth Communications, a provider of telecommunications equipment and facilities management services. Our “Other” business segment also includes our corporate entity.

A web site featuring current information regarding Commonwealth Telephone Enterprises, Inc., can be found on the Internet at www.ct-enterprises.com. However, the information on our web site is not part of this annual report. Our periodic reports are available on our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Strategy

We strive to grow our revenues, control our expenses and deploy our capital in a manner that maximizes our operating income. In order to achieve this goal, we have formulated the following business strategy:

Continue to Market CT’s Switched Access Lines

CT continues to market additional lines to residential and business customers in its territory. Its number of switched access lines grew by 0.2% in the year ended December 31, 2003. Our rate of business line growth was 2.7% for the year ended December 31, 2003. CT’s residential lines declined primarily as additional lines are disconnected from customers switching to DSL and other high-speed products and non-wireline providers.

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

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through epix® Internet Services and digital subscriber line, or DSL, broadband services through Jack Flash®. We believe there is additional opportunity to increase sales of our data services at a low marginal operating cost in all of the markets in which we operate.

Increase Penetration of Enhanced Services

CT offers an array of enhanced services such as caller identification, voice mail and custom calling services such as call-forwarding, call waiting and three-way calling. These services generally produce higher margins than basic telephone service. We believe these enhanced services provide a source of revenue and operating income growth potential as our penetration rates for enhanced services are currently below industry averages. Our RLEC’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base have been substantially completed. We have increased our efforts to market enhanced services to our customers and believe we can achieve higher penetration rates that are more in line with industry averages.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our support and other back office systems to provide superior service and customer care. Our RLEC has already achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission (“PUC”), among Pennsylvania’s largest local exchange carriers in eight of the past nine years for which ratings are available, including the last six years for which ratings are available. In our CTSI markets, we currently provide personalized customer care through customer account managers who service business customers, and through our centralized call center which operates 24 hours a day, 7 days a week to support our business and residential customers. By building on our strong service record, we plan to further differentiate ourselves from our competitors.

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

The amounts we can charge for most of our services are subject to regulatory restrictions. Our financial results have been adversely affected by recent reductions in access rates and may be further adversely affected by future regulatory decisions.

Approximately 12.9% and 13.7% of our consolidated revenues for the years ended December 31, 2003 and 2002, respectively, were from local service fees paid by customers of our RLEC. These fees, and other charges imposed by our RLEC for in-state services, are subject to a long-term alternative regulation plan approved by the Pennsylvania Public Utility Commission (“PUC”). Under this plan, our RLEC can change its in-state rates, in the aggregate, only at an annual rate equal to the overall rate of inflation minus two percentage points or for events deemed outside of our RLEC’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs. Indeed, in periods of low inflation (as experienced in 2002), this formula may require rate reductions, although our RLEC can “bank” these reductions, currently at approximately $1.6 million, for up to four years to offset against future inflation-based increases. Moreover, it is possible that the applicable regulations could be changed in the future to impose even greater restrictions on our ability to raise rates for local service.

Additionally, approximately 45.1% and 45.8% of our consolidated revenues for the years ended December 31, 2003 and 2002, respectively, came from charges paid to us by other carriers for services CT and CTSI provided in originating and terminating intrastate and interstate toll calls, and for services CTSI provided in terminating local calls received from other telephone companies. The payments we receive for these services are regulated by the Federal Communications Commission (“FCC”) and the Pennsylvania PUC. The amounts charged by both CT and CTSI have been reduced by recent regulatory decisions.

Beginning in June 2001, new FCC rules substantially reduced the per-minute rates CTSI can charge to long-distance companies for interstate access. Revenues from these access charges represented approximately 0.8% and 1.3% of our consolidated revenues for the years ended December 31, 2003 and 2002, respectively. Upon full phase-in after three years, these rules will result in a reduction in CTSI’s interstate access rates to a level equal to the rates charged by Verizon in the areas where CTSI operates, which we expect will be approximately $0.0042 per minute.

Also beginning in June 2001, other FCC rules substantially reduced the amounts CTSI can charge other telephone companies, known as reciprocal compensation charges, for local telephone calls that terminate to an Internet Service Provider, or ISP. The total reciprocal compensation recorded by CTSI represented approximately 1.0% and 1.2% of our consolidated revenues for the years ended December 31, 2003 and 2002, respectively. Of these amounts, local reciprocal compensation associated with ISP traffic was approximately 0.9% and 1.1% of our consolidated revenues for the years ended December 31, 2003 and 2002, respectively. The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. The FCC rules do not affect the rates CTSI collects on calls that terminate to customers who are not ISPs, although these rates are subject to review by the Pennsylvania PUC and may be changed in the future.

We cannot predict whether any additional FCC or Pennsylvania PUC rules will be passed that will result in further reductions in the revenues we receive, although the FCC is currently considering proposals that could significantly change the interstate access charge system. Additionally, these agencies’ current rules may change as a result of judicial review or policy changes at the agencies.

If any of the favorable regulatory provisions from which CT currently benefits were to be modified or terminated, we could experience higher costs and lower revenues.

Because of its status as a rural telephone company under the Telecommunications Act of 1996, or the Act, CT is not currently required to comply with that Act’s provisions requiring an incumbent carrier to unbundle its network, provide colocation, provide resale discounts, provide interconnection at rates based on forward-looking incremental costs or other items. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. We could also incur additional administrative and regulatory expenses as a result of such newly imposed requirements. The Pennsylvania PUC has authority under the Act to terminate CT’s rural exemption if it receives a request to do so from another telecommunications carrier. To date, no other carrier has made such a request to the Pennsylvania PUC, but we cannot assure you that CT’s rural exemption will remain in effect indefinitely.

Additionally, since 1997, CT has operated under rate regulations for in-state services that permit increased returns arising from improved productivity to accrue to equity owners. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation, which requires productivity gains to be passed on to ratepayers. The regulations also include other provisions, such as rate adjustments, that may protect us against events deemed outside of our control. The Pennsylvania PUC has asserted continuing jurisdiction over these alternative regulatory arrangements and we therefore cannot assure you that it will allow full or partial recovery of reduced revenues or increased expenses in the future. In addition, the legislation under which the Pennsylvania PUC approved our current form of regulation expired December 31, 2003, and we cannot assure you that it will be renewed. All of these regulations are subject to change and/or termination which could result in reduced revenues for CT.

Furthermore, CT currently receives its interstate access revenues pursuant to average cost schedules established by the National Exchange Carrier Association (“NECA”). Should CT lose its average schedule status, or if NECA should make changes in its cost schedules, we could incur a significant loss of interstate access revenue.

Loss of our access to network elements from incumbent telephone companies or an increase in the prices we must pay for those elements would adversely affect CTSI’s business.

Approximately half of CTSI’s customers are served, at least in part, by network elements leased primarily from Verizon. CTSI’s business, therefore, depends in large part on our ability to provide service to our customers by leasing various elements of the incumbent telephone company’s network to provide local service. The Act and FCC and state commission rulings under the Act require incumbent telephone companies to lease us the necessary network elements. If these rules are changed by the FCC or state commissions or are struck down by the courts, our ability to provide service in a cost-effective manner could be adversely affected. For example, the

FCC could remove one or more of the necessary elements that the incumbent telephone company is required to provide to us, or permit substantial increases in the amounts the incumbent company can charge CTSI. If incumbent telephone companies were no longer to be required to provide unbundled network elements on favorable terms, CTSI’s operating margins would be reduced and it might not be able to compete effectively.

Effective October 2, 2003, the FCC adopted substantial changes to its rules governing access to unbundled network elements. The new rules generally preserve unbundled access to most voice-grade local loops, which are the type of facility most frequently used by CTSI. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these new rules for further consideration by the FCC, which could result in additional changes affecting CTSI’s access to network elements. In addition, the FCC has announced that it is considering changes to its rules governing pricing of these network elements, which could result in increases to CTSI’s costs. We cannot predict how future decisions by the agency or the courts could affect CTSI’s business.

Regulatory requirements could delay or prevent our ability to take actions we consider beneficial to our business.

Pennsylvania law requires us to secure consent from the Pennsylvania PUC prior to issuing capital stock, incurring long-term debt or selling or otherwise disposing of material utility assets. Both the FCC and the Public Utility Commission must review any transaction that results in a “change of control” of a regulated entity or of a holding company of a regulated entity. The approval process for these transactions can be lengthy and could restrict our ability to offer services, set prices, obtain financing or take other steps that we may believe to be in our best interest.

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

As the incumbent carrier in CTSI’s markets, Verizon enjoys competitive advantages, including its wireline connection to virtually all of our customers and potential customers, its established brand name and its substantial financial resources. As a competitive local carrier, we are effectively required to discount our services to win potential customers, and to pay substantial amounts to Verizon to lease elements of its networks. These factors result in lower operating margins for CTSI, and make us especially vulnerable to any discount pricing policies that Verizon may adopt to exploit its lower-cost structure and greater financial resources. Additionally, Verizon is now able to offer in-region long-distance services to its Pennsylvania customers, which allows it to offer attractive service packages to its customers in the markets we serve. This may result in a further competitive disadvantage in CTSI’s markets.

We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

An important part of our business strategy is to sell additional services to local customers in both the CT and CTSI markets. The markets for these ancillary services, however, are extremely competitive, and in some cases, are dominated by companies far larger than our own with lower costs and greater name recognition and technical and financial resources, than ours. Our competitors for these services include, in addition to Verizon, long-distance companies like AT&T, MCI and Sprint, and, in the Internet service provider business, Time Warner and discounted service providers. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. If we are unable to maintain a competitive offering of long-distance, Internet access and other ancillary services, we may also lose local customers who prefer to obtain a package of services from one telecommunications provider.

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

Our wireline telecommunications services also are in competition or potential competition with numerous alternative technologies, including, in particular, wireless communications. The wireless telecommunications industry is experiencing significant technological change. Wireless carriers are improving the capacity and quality of digital wireless technology, and are also expected to continue to reduce the prices for their services. These developments could reduce customer demand for our services and the prices that we will be able to charge for these services, particularly in CTSI’s markets where a number of wireless providers are established competitors and in certain areas of CT’s territory. We believe that future technological developments are likely to result in further improvements in wireless telecommunications services, as well as in other telecommunications technologies, and are likely to result in increased competition for our various businesses.

Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for our traditional telephone services, including the demand for additional lines. VoIP is gaining ground among business users who have found that Internet telephone systems can cut costs and improve efficiency. It is also possible for residential users to use VoIP as a replacement for a traditional telephone line (for example, by obtaining Internet access over a cable television system). We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.

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

Other business risks

A substantial portion of CTSI’s revenues are derived from Internet service providers, or ISPs. A decline in these ISP customers or their customer base could negatively impact our financial results.

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 23.2% and 24.7% of CTSI’s revenues for the years ended December 31, 2003 and 2002, respectively. This percent will decrease in the future as a result of our approximately $700,000 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to ISPs, including local dial tone and transport-type (cap-type) services, and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results would be negatively impacted.

Changes in the jurisdictional mix of CTSI’s traffic with Verizon will materially adversely affect its results.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to it by other carriers for termination to CTSI’s customers. Verizon has notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates. Because the reciprocal compensation rates are significantly lower than intrastate access charges, this change in traffic mix reduced CTSI’s revenues by approximately $700,000 per month during the last two months of 2003 and will continue to materially effect its revenues going forward.

Demand for some of our services may be adversely affected by a downturn in the U.S. economy.

Demand for some of our services may be adversely affected by the downturn in the U.S. economy. As a result, we may experience lower than expected revenues for some of our businesses going forward. If current general economic conditions worsen, the revenues, cash flow and earnings of our company as a whole could be adversely affected.

Our future rate of growth in switched access lines will likely be lower than our historical growth rates and this decline may adversely affect our results.

Our business strategy depends in part on the continued growth of our switched access line base. The rate of growth has declined as the rate of additional line penetration in CT’s markets has matured. Additionally, the FCC adopted an order that required CT to increase our monthly per-line charges to local subscribers in 2002. Other regulatory actions could result in further increases in CT’s monthly per-line charges, which may discourage customers from purchasing additional lines. To the extent that the rate of growth continues to decline or becomes negative, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decrease.

Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns.

We plan to continue to invest capital into services such as digital subscriber line, or DSL. This business is highly competitive (primarily cable modem), and we cannot assure you that we will be able to achieve the returns on investment that we expect. Additionally, even if we are successful in our efforts to develop this new business, its operating results and margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will, to some extent, be offset by reduced demand for additional lines, which can be rendered redundant by DSL.

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

Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers and numerous other third parties to deliver our services. CTSI is particularly dependent on cooperation from Verizon in order to provide local service to a portion of its customers, about half of whom are not completely physically served by our network. We do not have a long-term agreement with Verizon to provide us with the network connections we need, and the terms of our relationship with Verizon are subject to change as the result of regulatory agency and court decisions. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities, for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

If future acquisitions or business combinations are not successful, we could suffer an adverse effect on our business and results of operations.

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

We are a holding company whose principal assets are the shares of capital stock of our subsidiaries. With the exception of some revenues we generate as a result of our holding company’s merger with Commonwealth Communications, we do not generate any significant operating revenues of our own. Consequently, we depend on dividends, advances and payments from our subsidiaries (primarily CT) to fund our activities and meet our cash needs, including our debt service requirements. Our subsidiaries are separate and distinct legal entities. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to contractual restrictions, various business considerations and to applicable laws and regulations. Accordingly, we cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness.

The restrictive terms imposed by our indebtedness may prevent us from achieving some of our business objectives.

CT’s CoBank indebtedness contains various covenants that limit its ability to engage in the following activities:

•	borrow and place liens on assets;

•	pay dividends, make investments or make certain other restricted payments;

•	enter into transactions with affiliates; and

•	sell assets, make acquisitions or merge with or into other companies.

Our ability to comply with these covenants can be affected by events beyond our control. A breach of any of these covenants could also result in a default even if we are able to pay our debt. A default under these covenants or covenants under other financing arrangements we enter into could result in the acceleration of required payments or the inability to receive financing in the future.

Risks relating to our common stock

Our governing documents and applicable laws and regulations may discourage a takeover attempt.

Provisions contained in our articles of incorporation and by-laws, Pennsylvania law and industry regulations could make it difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. For example, our certificate of incorporation and by-laws impose various procedural and other requirements that could make it difficult for shareholders to effect certain corporate actions. In addition, federal and Pennsylvania regulations regarding changes of control in our business are very restrictive. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control that you deem beneficial to you.

Risks related to our Board of Directors’ Composition

Four of our directors are also on the Board of Directors of Level 3 Communications, Inc.

Level 3 is a global communications and information services company. In 2004, Level 3 announced that it had privately negotiated a sale of its remaining shares of our common stock and no longer holds any equity ownership in our company. These four directors, who also serve on the Board of Directors of Level 3, as with all the directors, have influence over our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3.

Five of our Directors also serve on the Board of Directors of RCN Corporation.

Five of our directors also serve on the Board of Directors of RCN. Also, Level 3 owns approximately 22% of the outstanding equity securities of RCN. We have existing relationships with RCN. These relationships are arms-length business transactions. RCN has recently announced it may reorganize under Chapter 11.

CT Operations

Our RLEC, CT, offers local, toll, network access and enhanced services in a rural, mountainous market located primarily in the eastern third of Pennsylvania.

Network Strategy

CT utilizes a technologically-advanced, fiber-rich network that is based on digital-switching, Sonet transport and host/remote (TR 303 Standards Based) architecture. It was the first telephone company to deploy fiber optics in a toll application and was one of the first local exchange carriers in the nation to deploy a network of all digitally-switched central offices. CT operates its own Signaling System 7, STP based network, which provides automated monitoring and routing of telephone calls. Throughout its market, CT has 12 digital host switches and about 500 remote switches. All of the trunks between the hosts and the majority of host-to-remote wire center links are connected with fiber optic cable. Connection to our customers, or the “last mile,” is provided over our RLEC’s copper outside plant. Our network architecture provides for short loop lengths in our copper plant, which allows CT to aggregate customer lines at the remotes for transport, and concentrates costly network intelligence in a small number of host offices. CT currently uses an asynchronous transfer mode (“ATM”) network to support its network of over 11,000 DSL lines in its territory. Additionally, our RLEC operates a network control center, which monitors network performance 24 hours a day, 7 days a week and allows us to maintain high network performance standards.

Customer Service

CT has long been recognized as a customer service leader in Pennsylvania. Each year the Pennsylvania Public Utility Commission issues a study that measures the customer service results of the state’s six largest local exchange service providers which includes Alltel, MCI Local, Verizon Pennsylvania (formerly Bell Atlantic), Verizon North, Inc. (formerly GTE North, Inc.) and Sprint (formerly United). CT has achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in eight of the past nine years for which ratings are available, including the last six years for which ratings are available.

Regulatory Environment

CT is subject to regulation by the Pennsylvania Public Utility Commission, or PUC, for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. In 1997, CT entered into an alternative regulatory framework with the PUC for all of its intrastate operations under which it agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations, which had linked CT’s prices directly to its book costs. As a result of the alternative regulatory framework, CT’s profits are not directly limited by the PUC as they were under the former rate of return system of regulation. Instead, CT received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to the equity owners of CT. CT can also seek to rebalance rates periodically between various intrastate service categories, such as toll and access. If inflation is less than 2% in a given year, however, as it has been in recent years, CT may be required to reduce its rates. These decreases can be “banked” for up to four years and offset against any increases that would be allowed under the plan during those years. Additionally, CT has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses. This may include changes in revenues that may result from portions of interstate access charge reform.

CT’s alternative regulatory plan was approved by the PUC under a provision of law that expired on December 31, 2003, and has not (to date) been extended or re-enacted by the Pennsylvania General Assembly. CT believes that its plan remains valid because it was approved under the law in effect at the time of approval, but this is an unresolved area of the law and we can give no assurances as to the continued effectiveness of the plan.

The PUC must also approve any issuance of stock, incurrence of long-term debt or acquisition or sale of material utility assets by CT. In addition, the PUC must approve any change in control of either CT or its holding company. The PUC defines a “change in control” as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%. In addition, the Federal Communications Commission, or FCC, must also approve any sale or “transfer of control” of CT or of its holding company.

CT is subject to the jurisdiction of the FCC with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or a foreign country, including the use of CT’s local telephone network for the origination or termination of such communications. Settlements for CT’s interstate services, consisting primarily of carrier common line settlements and access charges for interstate toll calls, which accounted for approximately 33.7% of our RLEC’s 2003 revenues, are regulated by the FCC based on “average schedule” formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of CT from them, could result in a significant revenue loss. However, removal of our RLEC from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment. The FCC also has an open rulemaking proceeding in which it is considering major changes to its rules governing interstate access charges and other forms of inter-carrier compensation. We are unable to predict how any FCC action in this proceeding may affect CT’s revenues. CT also receives funding from the federal Universal Service Fund, under rules established by the FCC. Changes in the universal service funding mechanism could affect CT’s revenues.

During 2002 and 2003, CT revised its rate structure to implement recent FCC rulings regarding interstate access charges and the universal service support system for rate of return rural incumbent local exchange carriers. The changes included a substantial reduction in usage-based access charges to long-distance companies, an increase in monthly subscriber line charges to local service customers and the creation of a universal funding mechanism funded by all telecommunications carriers. In addition to the above modifications, the FCC has also released a Notice of Proposed Rulemaking under which it will investigate the possibility of allowing telephone companies such as CT to convert to a form of incentive regulation similar in some respects to its existing alternative regulation plan in Pennsylvania. We are unable to predict the outcome of this proposed rulemaking at this time.

Competitive Environment

With the exception of competition from intraLATA toll providers and attractive calling packages offered by several non-wireline providers in certain areas of our territory, our RLEC has faced very limited competition to date since the Telecommunications Act was passed in 1996. Part of the reason for this is that CT maintains a rural exemption from the provisions of the Telecommunications Act, including, but not necessarily limited to, unbundling, colocation and rate discounts, for all of its access lines in Pennsylvania. The rural exemption does not preclude competitors from providing telephone services within our RLEC’s service area entirely over their own facilities. However, it requires prospective competitors who seek resale discounts, colocation, TELRIC pricing and unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. CT has recently received limited requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers and has negotiated agreements with several carriers for such limited interconnection. A variety of other factors contribute to our RLEC’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 5% of its revenues), its low basic service rates, its customer service record and level of customer satisfaction and its favorable regulatory environment. While competition from wireless providers is present in our markets, it is mitigated due to the low population density, rural nature and mountainous topography of our markets. We also face competition from national ISPs such as Time Warner and from cable providers offering a cable modem product.

Jack Flash®

In the second half of 1999, we began offering our DSL service under the trade name Jack Flash®. We offer this service through our own facilities, or “on-net,” in the majority of CT’s territory and on an “on-net” and an “off-net” basis in selected areas of CTSI’s markets. As of December 31, 2003, most of our installed DSL lines are in CT’s territory.

CLD

Since 1990, Commonwealth Long Distance Company has conducted the business of providing long-distance telephone services. Commonwealth Long Distance provides long-distance services to CT’s customers. CLD purchases long-distance minutes on a wholesale basis from a third-party provider.

CTSI Operations

We offer competitive local, toll, network access, long-distance, enhanced services, broadband data services and high-speed Internet access services in three regional “edge-out” markets, which encompass cities and surrounding areas that have total populations between 250,000 and 500,000 people, as well as a significant concentration of business and industry. The geographic area represented by these three markets is roughly one- third the size of CT’s service territory, or about 1,750 square miles, with a population of approximately 1.4 million and approximately 600 access lines per square mile.

Late in 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

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

Network Strategy

CTSI’s network strategy is to own the majority of the key elements of the local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, CTSI builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows us to provide high quality and reliable service, reduce customer churn and generate attractive margins. CTSI builds, owns and operates digitally switched, fiber intensive networks that are DSL-qualified in each of its three regional edge-out markets. As of December 31, 2003, CTSI had approximately 98% of its access lines connected to its own switches and approximately 52% of its access lines completely on its own network.

Customer Service

CTSI strives to provide its customers with exceptional service and uses the same customer care procedures that have proven successful for our 107 year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer complaints and problems. We are also proficient in the other unique customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we do not depend heavily on the incumbent local exchange carrier for provisioning and maintenance resolution.

Sales Organization

We utilize direct sales channels to target potential business and residential customers. Our direct channels include sales teams based in local offices, which are exclusively focused on selling to potential business customers with more than five lines. Each team consists of customer account managers and specialists that focus on retaining and growing accounts after the initial sale. In addition, our inside sales team is focused on residential and business customers with fewer than five lines.

Regulatory Environment

The Pennsylvania PUC exercises jurisdiction over CTSI’s intrastate telephone services, including basic local exchange service, intrastate access services and intraLATA toll services. Under the PUC’s current practices, CTSI’s rates and services are generally subject to much less regulatory scrutiny than those of our RLEC, or those of the dominant local telephone company in its markets (i.e. Verizon). Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI’s business, such as its use of rights-of-way.

At the federal level, the FCC has jurisdiction over interstate services, including access charges as well as long-distance services. CTSI’s rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC’s complaint jurisdiction. The FCC has established rules limiting the rates CTSI and other competitive local exchange carriers can charge for origination and termination of long-distance calls (switched access), and for termination of local calls to Internet service providers (ISP traffic). In both cases, the rates prescribed by the FCC are significantly lower than the rates CTSI was charging prior to the adoption of the new rules in 2001.

The Telecommunications Act of 1996 gives CTSI rights to interconnect its network with Verizon, to exchange traffic with Verizon and to obtain unbundled access to elements of Verizon’s network at regulated rates based on Verizon’s forward-looking costs, which may include a reasonable profit. Under this law, Verizon and CTSI may negotiate the prices and other terms and conditions of these arrangements, but in the event of an impasse, the Pennsylvania PUC has authority to arbitrate any disputes. Future rulings by the Pennsylvania PUC, or changes in the FCC rules under which the Pennsylvania PUC resolves these issues, may have a material effect on CTSI’s costs and profitability.

CTSI purchases access to various network elements from Verizon under FCC rules that require the Pennsylvania PUC to determine rates for these elements based upon forward-looking incremental costs. Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. Our preliminary analysis indicates that the rules are not likely to have a material impact on CTSI’s use of unbundled voice-grade loops, which is the network element CTSI uses most extensively. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these rules to the FCC for further consideration, which could result in additional changes to the rules. Our preliminary analysis of this recent ruling is that it will not likely have a material effect on CTSI’s costs and profitability. In a separate proceeding, the FCC is also considering possible changes to its rules for pricing these elements.

The prices, terms and conditions of CTSI’s access to Verizon’s network may change as the result of ongoing and future legislative, court and regulatory activities. We cannot offer any assurance that CTSI will continue to be able to obtain this access on favorable terms.

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

Since late 2001, Verizon has been able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI also offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI now that it is able to offer all of the same services.

CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, long-distance companies, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. The edge-out markets served by CTSI are served by one or more other CLECs including XO Communications, Telcove, Choice One Communications and others. We expect competition from CLECs and other companies to continue in the future.

Other Operations

Commonwealth Communications

Commonwealth Communications provides telecommunications equipment and technical services, and designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects and cabling projects primarily for hospitals and educational institutions.

epix® Internet Services

epix®, founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product to CT and CTSI and other customers, along with network support, technical support and customer service to Jack Flash®, our DSL product. epix® had approximately 35,400 dial-up subscribers as of December 31, 2003.

Relationship among CTE and RCN

Transitional Services and Agreements

Until December 2002, the Company had a month-to-month long-distance resale agreement with RCN as well as a management service agreement. The management service agreement was the result of the distribution of shares of CTE’s (then called C-TEC Corporation) wholly-owned subsidiary, RCN Corporation, to C-TEC shareholders. RCN agreed to provide or cause to be provided to CTE certain specified services (management services) for a transitional period after the distribution. The total fee for 2003, 2002 and 2001 was approximately $0, $1.2 million and $1.2 million, respectively. The transitional services remaining in 2001 and 2002 were primarily management services from the Office of the Chairman. In December 2002, we completed a purchase of properties from RCN based on fair market value, totaling approximately $2.0 million.

Miscellaneous

Four of our directors are also directors of Level 3. These four directors, as with all the directors, have influence over our corporate and management policies, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In 2002, with the oversight and recommendation of an independent committee of the Board of Directors, we entered into two registration rights agreements with Level 3 relating to the common shares and class B shares Level 3 beneficially owned. During 2002, Level 3 sold all of the common shares it beneficially owned in two underwritten offerings pursuant to these agreements.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. At the Annual Meeting on September 3, 2003, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each outstanding share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly approximately 4.6% of the voting power.

On January 21, 2004, Level 3 announced that it had privately negotiated a sale of its remaining 1,108,596 shares of CTE Common Stock to an institutional investor. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser.

Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. Also, Level 3 owns approximately 22% of the outstanding equity securities of RCN. Five of our directors also serve on the Board of Directors of RCN. See also “Risk Factors” included in this report.

Employees

We employed a total of 1,204 employees as of December 31, 2003. Approximately 36% of our employees are covered under collective bargaining agreements. On January 27, 2003, Commonwealth Telephone Company bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until November 30, 2005. Also, in August 2002, Commonwealth Communications bargaining employees ratified a new labor contract with the Communications Workers of America that will remain in effect until June 29, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age
Michael J. Mahoney	53

President and CEO as well as Director of CTE since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of CTE (formerly C-TEC) from June 1995 to October 1999; President and Chief Operating Officer of C-TEC from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN Corporation from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997 and a Director of Mercom from January 1994 to November 1998; Executive Vice President of C-TEC’s Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.

James DePolo	58

Chief Operating Officer of CTE since March 2000; Executive Vice President of CTE since 1997; Executive Vice President of CTSI since July 1998; senior management positions at Metropolitan Fiber Systems, Inc. (“MFS”), from 1994 to 1997, including Division President—MFS Intelenet, President—Realcom, and Vice President of Sales Operations—UUNet; senior management positions at Sprint from 1985 to 1993, including Vice President and General Manager—Alternate Channels, Vice President of Marketing—Western Business Market Group, Vice President of Strategic Marketing, Vice President and General Manager—West Division and Vice President of Sales and Marketing—West Division; Director of Engineering, Marketing and Sales—West Division for Satellite Business Systems from 1983 to 1985.

Donald P. Cawley	45

Executive Vice President of CTE since September 2003; Senior Vice President of CTE from June 2000 to September 2003; Chief Accounting Officer of CTE since May 1999; Vice President and Controller of CTE from September 1997 to June 2000; Vice President and Controller of Commonwealth Telephone Company from February 1996 to September 1997; and Controller of Commonwealth Telephone Company from March 1992 to February 1996.

Raymond B. Ostroski	49

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

Scott Burnside	59

Senior Vice President of Regulatory and Government Relations of CTE since May 2003; Senior Vice President of Regulatory and Government Affairs of RCN Corporation from June 1997 to May 2003; Vice President of Regulatory Affairs of C-TEC from 1985 to June 1997; various positions with Commonwealth Telephone Company from January 1978 to 1985.

Thomas M. Davis	47

Vice President of Information Technology of CTE since February 2001; positions as Senior Vice President of Software Engineering and Vice President of Solutions Delivery of Intertech Management Group, Inc., senior management positions at Intertech Management Group, Inc., from February 1999 to February 2001; President of Dapro, Inc., from April 1992 to February 1999; Applications Development Manager at Alltel Information Services, Inc., from September 1988 to April 1992; various positions with Nabisco Brands, Inc., C-TEC Corporation and Pennsylvania Gas and Water Company.

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age

DG Gulati	54

Senior Vice President of Corporate Development of CTE since December 2002; Senior Vice President of Operations and Engineering of RCN Corporation from 2000 to 2002; Senior Vice President of Network Engineering of RCN Corporation from 1997 to 2000; Vice President of Business Development of C-TEC Corporation from 1995 to 1997; Director of Telecommunications of Cablevision Industries from 1994 to 1995; Assistant Vice President of Network Services of Warwick Valley Telephone Company from 1993 to 1994; and various positions with Rochester Telephone Corporation from 1982 to 1993.

Todd T. Hanson	42

Senior Vice President of Engineering and Operations of CTE since January 2004; Vice President of Engineering of CTE from April 2003 to January 2004; President of Qwest Communications International Inc., Local Broadband—Eastern Region from 1999 to 2002; Vice President of Network Engineering and Field Operations of Electric Lightwave, LLC (wholly-owned subsidiary of Citizens Communications), from 1995 to 1999; Vice President of Network Planning, Engineering and Project Management of MFS Telecom, Inc., from 1993 to 1995; and various management positions with AT&T Canada, Inc. (formerly Unitel Communications Inc.), and Sprint Corporation from 1986 to 1993.

Michael Loftus	55

Vice President of Corporate Staff Services since October 2003; Vice President of Operational Plans and Controls of CTE from February 2003 to October 2003; Senior Vice President and General Manager of Commonwealth Communications from August 2001 to February 2003; Senior Vice President and General Manager of Commonwealth Telephone Company from November 1999 to August 2001; Vice President and General Manager of epix® Internet Services and Commonwealth Communications from July 1999 to November 1999; Vice President of Commonwealth Communications from April 1997 to July 1999; Manager of Operations for Commonwealth Communications from September 1996 to April 1997; Director of Northeast Operations of Realcom Office Communications, Inc., from 1994 to 1996; General Manager of Binder Group Enterprises from 1990 to 1994; various positions within CTE from 1979 to 1990.

F. Andrew Logue	61

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

Paul L. Pickett	36

Senior Vice President and General Manager of CTSI and Commonwealth Communications, as well as Vice President of Marketing of CTE since January 2004; Marketing Consultant of CTE from August 2003 to January 2004; Vice President of Direct Sales and Marketing of Momentum Business Solutions, Inc., from 2002 to 2003; Vice President of Sales and Marketing of VALOR Business Solutions, a subsidiary of VALOR Telecommunications, LLC, from 2000 to 2001; General Manager of CTSI from December 1999 to April 2000; Director of Staff Operations of CTSI from August 1998 to December 1999; Captain, United States Marine Corps from September 1994 to November 1998; various positions within the United States Marine Corps from May 1986 to September 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age

James F. Samaha	38

Senior Vice President and General Manager of Commonwealth Telephone Company, Commonwealth Long Distance Company and epix® Internet Services since January 2004; Senior Vice President and General Manager of Commonwealth Telephone Company from August 2001 to January 2004; Senior Vice President of Internet and Data Services of CTE from December 2000 to August 2001; Senior Vice President of Business Development of CTE from July 2000 to December 2000; Vice President and General Manager of Jack Flash® from June 1999 to July 2000; Vice President of CTE Finance from March 1998 to June 1999; Director of Corporate Development, and other management positions, AT&T Local Services (formerly Teleport Communications Group) from 1993 to 1998.

David G. Weselcouch	48

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock is traded on the NASDAQ National Market (Symbol: CTCO).

There were approximately 1,728 holders of the Company’s Common Stock on February 27, 2004, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-22 of this report and Notes to Consolidated Financial Statements included on pages F-29 to F-51 of this report.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. On September 3, 2003, at the Annual Meeting, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly 4.6% of the voting power. Subsequently, on January 21, 2004, Level 3 announced the sale of all of its remaining CTE Common Stock.

In connection with the Recapitalization, the class B common shares held as Treasury stock were retired and the shares are no longer authorized.

In July of 2003, we sold $300 million principal amount of 3.25% convertible notes due July 15, 2023, unless earlier redeemed, repurchased or converted.

The notes were issued by us and sold through Morgan Stanley & Co. Inc., Legg Mason Wood Walker Inc. and Wachovia Securities in transactions exempt from the registration requirements of the Securities Act to “qualified institutional buyers” pursuant to Rule 144A.

Interest is 3.25% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2004. In addition, we will pay contingent interest for any six-month period from January 15 to July 14 and from July 15 to January 14, with the initial six-month period commencing July 15, 2008, if the trading price of the notes for each of the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the notes. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of a note during the five trading days immediately preceding the first day of the applicable six-month interest period.

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

On November 7, 2003, in connection with a registration rights agreement relating to the notes, we filed a resale shelf registration statement on Form S-1 with the Securities and Exchange Commission.

Item 5. (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE’s common stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at CTE’s discretion, based on ongoing assessments of our capital needs, and the market value of CTE Common Stock. Repurchased shares have and will be placed in Treasury and may be used for our employee benefit plans or for other general corporate purposes. The table below provides information regarding purchases of CTE Common Stock made by us during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
October 1, 2003—October 31, 2003	—	$—	—	$—
November 1, 2003—November 30, 2003	321,000	$36.678	321,000	$138,226
December 1, 2003—December 31, 2003	858,200	$36.813	858,200	$106,633

Notes

The $100 million Stock Repurchase Program was announced on November 13, 2003; the $50 million addition to the program was announced on February 10, 2004. The Stock Repurchase Program has no expiration date. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

Information required under Item 6 of Part II is included on page F-23 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required under Item 7 of Part II is included on pages F-1 to F-22 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7A of Part II is included on page F-15 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on page F-49 of this report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-24 to F-51 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2003, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

Item 9A. Controls and Procedures

The management of Commonwealth Telephone Enterprises, Inc. (“the Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no significant change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

P ART III

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

The full text of our Code of Ethical Conduct is published on our web site at www.ct-enterprises.com. We intend to disclose future amendments to our Code of Ethical Conduct, and waivers of its provisions granted to executive officers and directors, on our web site within five business days following the date of such amendment or waiver.

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

Item 14. Principal Accountant Fees and Services

The information required under Item 14 of Part III is included in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15. (a)(1) Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Selected Financial Data (Unaudited)

Consolidated Statements of Operations for Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Common Shareholders’ Equity for Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

Item 15. (a) (2) Fi nancial Statement Schedules

Description

Condensed Financial Information of the Registrant for Years Ended December 31, 2003, 2002 and 2001 (Schedule I)

Valuation and Qualifying Accounts and Reserves for Years Ended December 31, 2003, 2002 and 2001 (Schedule II)

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Distribution agreement among C-TEC Corporation, RCN Corporation and Cable Michigan, Inc. is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to Form 10/A of RCN Corporation dated September 15, 1997, (Commission File No. 0-22825).

2.2 Articles of Merger between C-TEC Corporation and Commonwealth Communications, Inc. dated September 29, 1997 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File No. 0-11053).

2.3 Limited Liability Company Operating Agreement of CTSI, LLC dated June 30, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

2.4 Agreement and Plan of Merger between CTSI, Inc. and CTSI, LLC dated June 22, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

2.5 Limited Liability Company Operating Agreement of CTE Telecom, LLC dated December 2, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.6 Agreement and Plan of Merger between Commonwealth Long Distance Company and CTE Telecom, LLC dated December 31, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.7 Agreement and Plan of Merger between epix® Internet Services, Inc. and CTE Telecom, LLC dated December 31, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.8 Recapitalization Agreement dated April 24, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003, (Commission File No. 0-11053).

(3) Articles of Incorporation and By-laws

3.1 Amended and Restated Articles of Incorporation dated September 3, 2003 is herein incorporated by reference to Exhibit 3.12 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-10325.

3.2 By-laws of Registrant, as amended and restated as of December 3, 2003 are incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the Commission on December 3, 2003, (Commission File No. 0-11053).

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Loan Agreement dated as of March 29, 1994, made by and between Commonwealth Telephone Company and the National Bank for Cooperatives is incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

4.2 Line of Credit Agreement dated as of September 30, 1999 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4(b) to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

4.3 Line of Credit Amendment dated as of September 15, 2000 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, (Commission File No. 0-11053).

4.4 Amended and Restated Line of Credit Agreement dated April 6, 2001 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, (Commission File No. 0-11053).

4.5 Second Amended and Restated Line of Credit Agreement dated June 4, 2002 by and between Commonwealth Telephone Company as borrower and the CoBank, ACB is incorporated herein by reference to Exhibit 4(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

4.6 Letter Agreement dated March 13, 2003 to amend the Loan Agreement dated as of March 29, 1994 and the Second Amended and Restated Line of Credit Agreement dated as of June 4, 2002 between Commonwealth Telephone Company and CoBank, ACB is incorporated herein by reference to Exhibit 4(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2003, (Commission File No. 0-11053).

4.7 Agreements Regarding Amendments to Loan Documents dated June 2, 2003 by and between Commonwealth Telephone Company as borrower and CoBank, ACB is incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2003, (Commission File No. 0-11053).

4.8 Indenture for 3¼% Convertible Notes due 2023 dated July 18, 2003 between Commonwealth Telephone Enterprises, Inc. and the Bank of New York, as Trustee is incorporated herein to Exhibit 4.10 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-10325.

4.9 Form of 3¼% Convertible Notes due 2023 is incorporated herein to Exhibit 4.10 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-10325.

4.10 Registration Rights Agreement dated July 18, 2003 by and among Commonwealth Telephone Enterprises, Inc. and Morgan Stanley & Co. Incorporated, Legg Mason Wood Walker, Incorporated and Wachovia Capital Markets, LLC, as Initial Purchasers is incorporated herein by reference to Exhibit 4.11 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-10325.

(10) Material Contracts

10.1 C-TEC Corporation, 1994 Stock Option Plan is incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

10.2 C-TEC Corporation, Common-Wealth Builder Employee Savings Plan is incorporated herein by reference to Exhibit 28(b) to Form S-8 Registration Statements (as amended) of Registrant filed with the Commission, Registration No. 2-98306 and 33-13066.

10.3 C-TEC Corporation 1994 Stock Option Plan, as amended, is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64563.

10.4 C-TEC Corporation Executive Stock Purchase Plan is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64677.

10.5 Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

10.6 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, (Commission File No. 0-11053).

10.7 Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

10.8 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended and restated, is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000, (Commission File No. 0-11053).

10.9 Registration Rights Agreement dated February 7, 2002, between Registrant and Level 3 Communications, Inc. is incorporated herein by reference to Exhibit 10.13 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-82366.

10.10 Consulting Agreement dated March 1, 2002, by and between CTE Services, Inc. and James DePolo d/b/a Westminster Marketing Associates is incorporated herein by reference to Exhibit 10(n) to the Company’s Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

10.11 Amendment No. 1 effective May 15, 2002, to the CTE Equity Incentive Plan (formerly known as the CTEC Corporation 1996 Equity Incentive Plan) is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

10.12 Commonwealth Telephone Enterprises, Inc. Bonus Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

10.13 Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective September 5, 2002 is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, (Commission File No. 0-11053).

10.14 Shelf Registration Agreement dated as of November 12, 2002 among Registrant, Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-101127.

10.15 Amendment No. 1 to the Registration Rights Agreement dated April 23, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003, (Commission File No. 0-11053).

* (21) Subsidiaries of the Registrant

* (23) Consent of Independent Accountants

* (24) Powers of Attorney

* (31.1) Rule 13a-14(a) Certification of Chief Executive Officer

* (31.2) Rule 13a-14(a) Certification of Chief Accounting Officer

* (32) Section 1350 Certifications

   (99) Additional Exhibits

(a) Undertakings to be incorporated by reference into Form S-8 Registration Statement Nos. 2-98305, 33-5723, 2-98306 and 33-13066 are incorporated herein by reference to Exhibit 28(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, (Commission File No. 0-11053).

Item 15. (b) Reports on Form 8-K

On December 3, 2003, the Company filed a report on Item 5 of Form 8-K to disclose the amendment and restatement of the By-laws of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

By:	/s/ DONALD P. CAWLEY

Donald P. Cawley Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 15, 2004

/s/ DONALD P. CAWLEY Donald P. Cawley	Executive Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 15, 2004
DIRECTORS:

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 15, 2004

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 15, 2004

/s/ James Q. Crowe James Q. Crowe		March 15, 2004

/s/ FRANK M. HENRY Frank M. Henry		March 15, 2004

/s/ RICHARD R. JAROS Richard R. Jaros		March 15, 2004

/s/ DANIEL E. KNOWLES Daniel E. Knowles		March 15, 2004

/s/ David C. McCourt David C. McCourt		March 15, 2004

/s/ DAVID C. MITCHELL David C. Mitchell		March 15, 2004

/s/ EUGENE ROTH Eugene Roth		March 15, 2004

/s/ JOHN J. WHYTE John J. Whyte		March 15, 2004

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

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

Additional factors that could cause or contribute to such differences are set forth in the section entitled “Risk Factors” and are discussed elsewhere in this report. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications-related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control, with the common stock having one vote per share and class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit Sons’, which has since become Level 3 Communications, Inc. (“Level 3”). In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”). In April and December of 2002, Level 3 sold approximately 9,000,000 shares of our common stock in two registered offerings, which resulted in a reduction of its voting power in our company from approximately 48% of the voting power of our equity securities to approximately 29%. In September 2003, we completed a transaction pursuant to which each outstanding share of our Class B Common Stock was converted into 1.09 shares of our Common Stock (the “Recapitalization Transaction”). Following the Recapitalization Transaction, the 1,017,061 shares of our Class B Common Stock that Level 3 beneficially owned prior to the Recapitalization Transaction, representing approximately 29% of the voting power of our equity securities, were converted into 1,108,596 shares of our Common Stock, representing approximately 4.6% of the voting power of our equity securities. In January 2004, Level 3 announced that it had closed a privately-negotiated sale of its remaining 1,108,596 shares of our Common Stock to an institutional investor.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Management’s Overview

2003 Highlights

CTE continued to produce solid consolidated financial results in 2003. Sales increased 5.4% in 2003 to $335,722 and operating income increased 7.0% to $103,381. The increase in sales is due in part to CT’s favorable federal and state regulatory environments and in part to continued growth at CTSI, our RLEC “edge-out.” The increase in operating income is due to increased revenues and continued efforts of cost control across all of our operations.

Late in 2002, CTSI extended into the Lehigh Valley area of Pennsylvania. Lehigh Valley’s capital network is significantly deployed and we are focused on how we can most effectively increase sales and customer connections in this market extension.

At our Annual Meeting in September, our shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock, which had super voting rights, into 1.09 shares of CTE Common Stock. This action reduced Level 3’s voting interest, simplified our capital structure and increased our market float.

In July of 2003, we took advantage of a favorable market and sold $300,000 of 3.25% convertible notes due in 2023. The success of the offering illustrated the market’s confidence in our company’s long-term prospects, goals and strategies.

In November of 2003, taking advantage of our strong cash position and a relatively weak stock price, and based on management’s recommendation, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE Common Stock, which was recently increased to $150 million.

Other uses of the proceeds from our debt offering include working capital, capital expenditures and other general corporate purposes including potential acquisitions and new product offerings. Our approach to acquisitions has been, and will continue to be “prudent and disciplined.” Acquisitions are inherently risky, and it is our belief that we should focus on what we do best and pursue opportunities that make sense both strategically and economically, and are in the best interests of our shareholders.

In addition, while we do not presently intend to pay cash dividends on our common stock, we may decide to pay dividends in the future. The payment of any cash dividends will be at the discretion of our Board of Directors and will be based on a number of factors including the dividend taxation level.

In January of 2004, Level 3 sold its remaining shares of CTE Common Stock to a an institutional investor, eliminating the “overhang” associated with Level 3’s publicly stated desire to monetize its investment in CTE.

In order to promote better alignment of strategies and objectives among sales, marketing and regulatory, we recently revised our segments. See the discussion below.

2003 Challenges and 2004 Expectations

We faced many challenges in 2003 that will continue into the future. Wireless substitution is accelerating and Voice over IP is evolving. In addition, there are industry-wide trends toward declining usage of dial-up Internet access and wireline long-distance services, generally.

The legislative and regulatory landscape continues to be a challenging one. Chapter 30, which governs CT’s alternative form of regulation has expired; and currently, no action has been taken by the Pennsylvania legislature to renew the law. FCC-mandated interstate access rate reductions reduced CTSI’s revenues in 2003 and will reduce interstate revenues even further in 2004.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Also, a substantial portion of CTSI’s revenues are derived directly and indirectly from ISPs. Consolidation within the ISP industry, bankruptcy or a major network reconfiguration could negatively impact CTSI’s results.

Despite these items, our operations generate a significant amount of cash flow. Our strategic plan is designed to insure that we identify and capitalize on changing consumer preferences, market trends and technological developments. CT is actively bundling voice and data products to provide our customers with convenient, attractive packages in order to minimize churn to cable modem and wireless. Both CT and CTSI are exploring alliances and partnerships with other providers in order to expand our product offerings and to capitalize on our strong sales experience, technologically-advanced network, loyal customer base and high-speed capacity.

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which we refer to as our RLEC “edge-out” operations, and is a competitive local exchange carrier (“CLEC”). Recently, we revised our segments to provide management with a more comprehensive financial view of our key businesses and promote better alignment of strategies and objectives. Prior years’ segment information has been recast to conform to the new presentation. The CT segment now includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access and digital connectivity solutions, that is in CT’s territory. The results of these operations were previously included in our “Other” segment. The CTSI segment did not change. CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and Jack Flash DSL, local long-distance (intraLATA toll) and long-distance service revenue. Our “Other” segment is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services. “Other” also includes our corporate entity.

As of December 31, 2003, CT served over 338,400 switched access lines. In 1997, we formally launched our facilities-based CLEC, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. In late 2002, we extended our operations into select areas of Pennsylvania’s Lehigh Valley. We view this as an extension of our current Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market. CTSI served over 138,600 switched access lines as of December 31, 2003, which were mainly business customers.

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

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and Jack Flash DSL. Access revenue consists primarily of charges paid by long-distance companies for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, such as Caller ID and Call Waiting. Local long-distance and long-distance revenues consist of charges for such services paid by CT’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CT’s customers.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and Jack Flash DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI’s customers. Long-distance revenue consists of charges for long-distance service paid by CTSI’s customers.

Our “Other” business segment includes the revenue from epix and Commonwealth Communications. epix revenue for this segment consists of dial-up Internet access revenue. Commonwealth Communications generates revenue primarily from telecommunications projects, including installation of telephone systems for business customers, cabling projects and telecommunications systems design.

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase as our revenue growth continues, but generally at a slower rate than revenue growth. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. CLD also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from a third party provider. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Selected Segment Data

Data Tables

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

	For the Years Ended December 31,
	2003	2002	2001
Sales:
CT	$223,827	$207,978	$198,582

CTSI—edge-out	85,336	84,006	73,061
CTSI—expansion	—	—	5,563

Total CTSI	85,336	84,006	78,624

Other	26,559	26,571	29,408

Total	$335,722	$318,555	$306,614

	For the Years Ended December 31,
	2003	2002	2001
Operating income (loss):
CT	$97,153	$86,613	$77,017

CTSI—edge-out	8,978	10,714	2,540
CTSI—expansion*	1,636	3,940	6,637

Total CTSI	10,614	14,654	9,177

Other	(4,386)	(4,672)	(9,433)

Total	$103,381	$96,595	$76,761

*	Years ended December 31, 2003, 2002 and 2001 include restructuring reversals of $1,636, $3,940 and $9,287, respectively.

	As of December 31,
	2003	2002	2001
Access lines:
CT access lines	338,462	337,849	330,666
CTSI access lines	138,667	126,649	112,396

Total	477,129	464,498	443,062

2003 vs 2002

For the year ended December 31, 2003, our consolidated sales increased $17,167 or 5.4% and were $335,722 and $318,555 for the years ended December 31, 2003 and 2002, respectively. Higher sales at CT of $15,849 and CTSI of $1,330 contributed to the increase. Other sales declined by $12. Operating expenses increased $10,381 from an increase in consolidated costs and expenses of $8,689 primarily due to increased pension cost and an operating tax settlement recorded in 2002 that did not recur in 2003, higher depreciation expense of $2,921, a lower positive settlement in 2003 associated with our 2000 restructuring charge, partially offset by charges in 2002 of $2,333 associated with the Voluntary Retirement Program that did not recur in 2003 and the elimination of management fees as a result of the management services agreement with RCN, which

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

were $1,200 in 2002. Operating income increased $6,786 as a result of the increase in sales, offset by the increases in operating expenses discussed above. Consolidated net income was $72,865 or $3.07 per diluted share for the year ended December 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.55 per diluted share from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Net income was $57,124 or $2.42 per diluted share for the year ended December 31, 2002. Contributing to the increase in net income is the increase in operating income and the cumulative effect accounting adjustment, partially offset by an increase in interest expense due to the sale of convertible notes in July 2003.

CT

CT’s sales were $223,827 and $207,978 for the years ended December 31, 2003 and 2002, respectively. The sales increase of $15,849 or 7.6% is primarily due to higher access revenue, recovery of a portion of WorldCom receivables previously written-off and increased enhanced services revenue, partially offset by lower toll revenues. Installed access lines increased 613 or 0.2%; CT’s sale of business lines contributed to this access line growth. CT’s residential lines declined as additional lines were disconnected from customers switching to DSL and other high-speed products and non-wireline providers.

Interstate access revenue increased $8,084 resulting from an increase in the National Exchange Carrier Association (“NECA”) average schedule formulas, growth in access lines, an increase in special access circuits and an increase in minutes of use. State access revenue increased $2,438 primarily as a result of an increase in minutes of use. In addition, enhanced service revenue increased $718 primarily from Caller ID and certain other enhanced services sales. In the third quarter of 2003, a third party vendor assumed our WorldCom receivables resulting in a recovery of $965 of amounts previously written-off. Local service revenue decreased $273 primarily due to the one-time surcharge refund and a revision in the way CT treats state tax surcharges, partially offset by increases in access lines and a regulatory rate increase of $0.21 in May 2002 for substantially all dial-tone lines, based on a Gross Domestic Product Price Index (GDPPI) rate increase. IntraLATA toll and long-distance revenues decreased $358 primarily as a result of lower market share due to attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory, a trend we expect to continue, partially offset by a new low-rate long-distance product offering. Jack Flash sales increased $1,476 due to an increase in subscribers.

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and Voluntary Retirement Program (“costs and expenses”) were $79,730 and $74,614 for the years ended December 31, 2003 and 2002, respectively. Costs and expenses increased $5,116 or 6.9% due to a favorable operating tax settlement of $2,589 recorded in the fourth quarter of 2002 that did not recur in 2003 and also due to the new long-distance product offering. Costs and expenses of Jack Flash increased due to an increase in network support costs and an increase in DSL sales. Costs and expenses also increased as a result of higher local terminating expense, higher snow removal costs, higher utility costs, additional costs to maintain our properties and higher data base dip charges due to growth in Caller ID revenues. These increases were partially offset by lower payroll costs due to the realignment of our management staff that occurred late in the fourth quarter of 2002 and lower advertising costs.

Other operating expenses increased $193 or 0.4% for the year ended December 31, 2003. The increase was due to an increase in depreciation and amortization expense of $1,517 or 3.3% to $46,944 as a result of higher depreciable plant from capital expenditures in 2002 and 2003. This increase was partially offset by the elimination of management fees of $1,324.

CT’s operating income increased $10,540 or 12.2% to $97,153 for the year ended December 31, 2003. The increase was a result of the items discussed above.

CTSI

CTSI’s sales were $85,336 and $84,006 for the years ended December 31, 2003 and 2002, respectively. This increase of $1,330 primarily represents an increase in local service, primarily from an increase in installed access

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

lines; and increases in long-distance, customer point-to-point circuit revenues and Internet access from dedicated and DSL. At December 31, 2003, CTSI had 138,667 installed access lines as compared to 126,649 at December 31, 2002, an increase of 12,018 or 9.5%. CTSI’s net line additions were lower versus the recent past due to a loss of access lines in the fourth quarter of 2003 in connection with the reconfiguration of a key business customer’s network. The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system. Also contributing to the increase in revenue was an increase in Internet Service Provider, or ISP traffic. For the year ended December 31, 2003, CTSI recorded $12,258 or 14.4% of its revenues from compensation revenue associated with ISP traffic, as compared to $11,961 or 14.2% for the same period in 2002.

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 23.2% and 24.7% of CTSI’s revenues for the years ended December 31, 2003 and 2002, respectively. This percentage will decrease in the future as a result of our approximately $700 per month reduction in revenue from our revised percent of local usage (PLU) factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends toward declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The increases in revenue were partially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking by approximately $1,200 per quarter that began in the third quarter of 2002. This modification is a result of a dispute between CTSI and Verizon regarding billing for these transport trunking facilities. In February 2004, Verizon filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI has answered Verizon’s complaint, denying all liability, and asking the Pennsylvania PUC to render a decision in favor of CTSI.

Revenues are also reduced by the continued implementation of the Federal Communications Commission’s (“FCC”) mandated interstate access rate reduction. The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, industry-wide trends toward declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates based on a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month, beginning in November 2003.

Costs and expenses were $55,610 and $53,983 for the years ended December 31, 2003 and 2002, respectively. The increase of $1,627 is primarily due to additional circuit rental expense, leased local loop charges and increased costs related to Internet revenue growth, partially offset by reduced bad debt and advertising expenses.

Other operating expenses increased $3,743 or 24.4% for the year ended December 31, 2003 primarily as a result of a lower positive settlement of $2,304 in 2003 associated with our 2000 restructuring charge. Depreciation and amortization expense increased $1,835 or 9.7% to $20,748 as a result of higher depreciable plant from capital expenditures in 2002 and 2003, primarily associated with increased installed access lines. This increase was partially offset by the elimination of management fees of $396.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI’s operating income decreased $4,040 or 27.6% to $10,614 for the year ended December 31, 2003. The decrease was a result of the items discussed above.

Other

Other sales were $26,559 and $26,571 for the years ended December 31, 2003 and 2002, respectively. The decrease of $12 is due to a decrease in epix sales, offset by an increase in CC sales.

epix sales decreased $1,063 or 8.7% due to a decrease in dial-up subscribers as customers move to DSL and other high-speed products. CC sales increased $1,051 or 7.3% primarily due to an increase in new business systems sales. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins.

Costs and expenses were $27,500 and $25,554 for the years ended December 31, 2003 and 2002, respectively. Expenses at the corporate entity increased primarily due to increased pension expense from a decline in pension assets in 2002. This increase was partially offset by reduced costs and expenses at epix of $1,435 primarily as a result of a decrease in subscribers, lower rent expense, a reduction in headcount and lower toll charges. CC costs and expenses were $12,969 and $13,144 for the years ended December 31, 2003 and 2002, respectively. Costs and expenses decreased $175. This change was due to a favorable settlement of an outstanding project dispute and a reduction in headcount, partially offset by an increase in costs of $790 due to the increase in sales.

Other operating expenses decreased $2,244 or 39.4% for the year ended December 31, 2003. The decrease was primarily the result of a $2,333 charge in 2002 associated with the Voluntary Retirement Program described below that did not recur in 2003. Depreciation and amortization expense decreased $431 or 11.1% to $3,445. This decrease was partially offset by an increase of $520 attributable to the elimination of management fees allocations.

The operating loss in Other was ($4,386) for the year ended December 31, 2003 as compared to ($4,672) for the year ended December 31, 2002. The change was a result of the items discussed above.

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2003, we carry a liability of $812 relating primarily to an estimated customer claim relating to the assignment of customers to another CLEC. See Note 4 to the Consolidated Financial Statements for additional information.

Voluntary Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets, and therefore, nearly 80% of the cost was non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 ($3,502 after-tax) of which $4,120 represented non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 related to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related primarily to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 related to medical insurance and other program expenses. See Note 10 to the Consolidated Financial Statements for additional information.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $70,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $13,560 for the year ended December 31, 2003 as compared to $10,483 for the year ended December 31, 2002. The increase of $3,077 is primarily a result of our issuance of convertible notes in July 2003.

Income Taxes

Our effective tax rates were 37.2% and 37.2% for the years ended December 31, 2003 and 2002, respectively. In 2002, we received a non-recurring beneficial impact due to the tax law change that increased the amount of net operating losses allowed to be carried forward for state tax purposes. In December 2002, we reorganized our legal entity structure to allow the Pennsylvania state taxable losses of CLD and epix to be offset against state taxable income of CT, a benefit we realized in 2003. We anticipate our 2004 effective tax rate to be approximately 38%. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

2002 vs 2001

For the year ended December 31, 2002, our consolidated sales increased 3.9% to $318,555. Higher sales at CT of $9,396 and CTSI of $5,382 contributed to the increase, but were partially offset by a decline in Other sales of $2,837. Operating income increased $19,834 primarily as a result of the increase in consolidated sales and lower costs in providing these sales, a decrease in costs due to our exit from the CTSI expansion markets and lower charges in 2002 in connection with the Voluntary Retirement Program that was initiated in December 2001. This increase in operating income was partially offset by an increase in depreciation expense of $3,634 and a lower positive settlement in 2002 associated with our 2000 restructuring charge. Net income increased by $13,992 in 2002 primarily due to the increase in operating income and a decrease in interest expense of $7,865, partially offset by an increase in income taxes of $12,958. Net income was $57,124 or $2.42 per diluted share and $43,132 or $1.84 per diluted share for the years ended December 31, 2002 and 2001, respectively.

CT

CT’s sales were $207,978 and $198,582 for the years ended December 31, 2002 and 2001, respectively. The sales increase of $9,396 or 4.7% is primarily due to higher access revenues and an increase in local service and enhanced services revenues. This increase in revenue is offset by lower intraLATA toll revenues and a charge from the write-off of WorldCom receivables of $2,000 that was recorded as contra-revenue. The increase in revenue is attributable to an increase in installed access lines of 7,183 or 2.2%. The increase in our RLEC’s access lines is due to a 5.5% growth in the number of business lines installed. The continued marketing of residential additional lines resulted in an increase in residential additional line penetration from 39.4% in 2001 to 40.4% in 2002.

Interstate access revenue increased $6,134 resulting from an increase in the NECA average schedule formulas, growth in access lines, an increase in special access circuits and an increase in minutes of use. State access revenue increased $4,266 primarily as a result of an increase in minutes and access line growth. Local service revenue increased $1,591 as a result of an increase in access lines and a GDPPI rate increase of $0.21 for substantially all dial-tone lines in May 2002. In addition, enhanced service revenue increased $1,348 primarily from Caller ID and certain other custom calling features. Jack Flash sales increased $1,488 due to an increase in subscribers. IntraLATA toll and long-distance revenues decreased $3,115 primarily as a result of lower market share due to customers selecting alternate lower cost service providers and attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CT’s costs and expenses, excluding depreciation, amortization, management fees, restructuring charges (reversals) and Voluntary Retirement Program (“costs and expenses”) were $74,614 and $78,048 for the years ended December 31, 2002 and 2001, respectively. CT’s costs and expenses decreased $3,434 or 4.4% due to a decrease in long-distance costs from the decrease in long-distance sales; a favorable operating tax settlement of $2,589 recorded in the fourth quarter of 2002; lower advertising costs and other costs to roll out Jack Flash; reductions in Pennsylvania capital stock tax due to certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state; and savings due to the Voluntary Retirement Program. These reductions were partially offset by increased payroll costs resulting from annual salary increases and performance-based incentives and higher expenses for higher data base dip charges due to the growth in Caller ID revenues.

Other operating expenses increased $3,234 or 7.4% for the year ended December 31, 2002. The increase was due to an increase in depreciation and amortization expense as a result of higher depreciable plant from capital expenditures in 2001 and 2002.

CT’s operating income increased $9,596 or 12.5% to $86,613 for the year ended December 31, 2002. The increase was a result of the items discussed above.

CTSI

CTSI’s sales were $84,006 (edge-out $84,006; expansion $0) and $78,624 (edge-out $73,061; expansion $5,563) for the years ended December 31, 2002 and 2001, respectively. This increase of $5,382 (edge-out $10,945; expansion ($5,563)) in sales represents an increase in local service, access and customer point-to-point circuit revenues. This increase included a reduction in access revenue resulting from a modification to certain transport billings related to access trunking. This modification is a result of a dispute between CTSI and Verizon regarding billing for these transport trunking facilities. The increase in revenue is in part a result of an increase in installed access lines. For the year ended December 31, 2002, CTSI had 126,649 installed access lines as compared to 112,396 at December 31, 2001, an increase of 14,253 or 12.7%. Also contributing to the increase in revenue was an increase in ISP traffic. For the year ended December 31, 2002, CTSI recorded $11,961 or 14.2% of its edge-out market revenues from compensation revenue associated with ISP traffic, as compared to $10,242 or 14.0% for the same period of 2001. Internet and cellular providers using our circuits to allow their networks to tie into the switched network system contributed to an increase of $2,722 in point-to-point circuit revenue.

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

Other operating expenses increased $7,398 or 92.8% for the year ended December 31, 2002 primarily as a result of a lower positive settlement of $5,347 in 2002 associated with our 2000 restructuring charge. Depreciation and amortization expense increased $2,051 or 12.2% to $18,913 as a result of higher depreciable plant from capital expenditures in 2001 and 2002, primarily associated with increased installed access lines.

CTSI’s operating income increased $5,477 or 59.7% to $14,654 for the year ended December 31, 2002. The increase was a result of the items discussed above.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Other

Other sales were $26,571 and $29,408 for the years ended December 31, 2002 and 2001, respectively. The decrease of $2,837 or 9.6% is due to a decrease in both CC and epix sales.

CC sales decreased $1,792 or 11.1% primarily due to a decrease in business systems upgrade sales and non-recurring Premises Distribution Systems cabling sales. epix sales decreased $1,045 or 7.9% versus 2001 due to a decrease in dial-up subscribers.

Costs and expenses were $25,554 and $28,446 for the years ended December 31, 2002 and 2001, respectively. CC costs and expenses were $13,144 and $15,016 for the years ended December 31, 2002 and 2001, respectively. The decrease of $1,872 is the result of decreased costs associated with a decrease in sales. epix costs and expenses decreased $1,417 due to lower transport costs, a reduction in headcount and reduced bad debt expense due to improved collection efforts.

Other operating expenses decreased $4,706 or 45.3% for the year ended December 31, 2002. The decrease was primarily the result of a lower charge of $3,055 in 2002 associated with the Voluntary Retirement Program described below. Depreciation and amortization expense decreased $1,651 or 29.9% to $3,876.

The operating loss in Other was ($4,672) for the year ended December 31, 2002 as compared to ($9,433) for the year ended December 31, 2001. The change was a result of the items discussed above.

Restructuring Charges (Reversals)

In December 2000, we initiated an exit strategy for CTSI to reduce its network expansion plan from a total of eight markets to three markets. This strategy was aimed at focusing on the three “edge-out” markets adjacent to CT’s rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). CTSI had completed its withdrawal from the five non-“edge-out” expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) by June 30, 2001. At December 31, 2002, we carried a liability of $2,029. See Note 4 to the Consolidated Financial Statements for additional information.

Voluntary Retirement Program

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets, and therefore, nearly 80% of the cost was non-cash to the Company. In the fourth quarter of 2001, we recorded a charge of $5,388 ($3,502 after-tax) of which $4,120 represented non-cash charges related to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $1,268 related to medical insurance and other program expenses. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, $2,333 ($1,423 after-tax) was recorded in the first quarter of 2002. The VRP costs of $2,333 represent $1,805 of non-cash charges related primarily to pension enhancement, social security supplements and vacation benefits. Other VRP program costs of $528 related to medical insurance and other program expenses. See Note 10 to the Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on CT’s mortgage note payable to CoBank, interest on CTE’s revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps of $90,000 on floating rate

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

debt to hedge against interest rate exposure. Interest expense was $10,483 for the year ended December 31, 2002 as compared to $18,348 for the year ended December 31, 2001. The decrease of $7,865 is primarily due to lower average debt outstanding and lower interest rates on variable rate debt not subject to interest rate swaps. Interest expense on CT’s mortgage note payable to CoBank decreased as a result of scheduled principal payments. The decrease is also due to the recording in the fourth quarter 2002 of interest from an operating tax settlement of $1,518.

Income Taxes

Our effective tax rates were 37.2% and 32.6% for the years ended December 31, 2002 and 2001, respectively. In 2002, we received a one-time beneficial impact from tax law changes in Pennsylvania for net operating loss (“NOL”) carryforwards. Our lower 2001 effective rate was due to tax benefits of approximately $7.3 million recorded as a result of tax strategies implemented during 2001. These strategies included allowing the state of Pennsylvania tax losses of CTSI to be offset against state of Pennsylvania taxable income of CT. Also, CT has taken advantage of certain tax incentives offered by the state of Pennsylvania aimed at attracting business into certain areas of qualifying cities in the state. In addition, the 2001 effective tax rate reflects the utilization of deferred tax assets that were not realizable prior to the implementation of these strategies. We received continued savings from these tax strategies in 2002. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2003	2002
Cash and temporary cash investments	$336,035	$34,935
Working capital (deficit)	251,788	(40,889)
Long-term debt (including current maturities, notes payable and capital lease obligations)	396,380	151,495

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. The net proceeds from this offering, in addition to cash generated from operations, are being and will be used for working capital, capital expenditures and other general corporate purposes. In addition, other uses of cash may include potential acquisitions, new product offerings, debt retirement and common stock repurchases. While we do not presently intend to pay cash dividends on our common stock, we may decide to pay such dividends in the future. The payment of any cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividend and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends. On July 2, 2003 we repaid in full all amounts outstanding on the $240,000 revolving credit facility, which totaled $5,000, and terminated this facility and all commitments thereunder on July 17, 2003.

We announced a $100 million Stock Repurchase Program on November 13, 2003 and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no expiration date. As of December 31, 2003, we had repurchased 1,179,200 shares with an average purchase price of $36.776. As of February 29, 2004, we had repurchased 1,709,310 shares with an average purchase price of $37.055, and total dollars traded of approximately $63.3 million.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

We have the following financing arrangements in place:

	December 31, 2003		December 31, 2002
	Balance	Available	Balance	Available
Revolving credit facility*	$—	$—	$30,000	$210,000
Credit agreement—CoBank	29,521	—	56,309	—
Revolving line of credit—CoBank	65,000	—	65,000	—
Convertible notes	300,000	—	—	—

Total	$394,521	$—	$151,309	$210,000

*	This facility was terminated on July 17, 2003.

Cash and temporary cash investments were $336,035 at December 31, 2003, as compared to $34,935 at December 31, 2002. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 2.56 to 1 at December 31, 2003, as compared to .75 to 1 at December 31, 2002. The net increase is due to the proceeds from the convertible notes, increased liquidity provided by operations and reductions in capital spending.

	As of December 31,
Net cash provided by (used in):	2003	2002	2001
Operating activities	$150,275	$131,178	$119,336
Investing activities	(43,736)	(50,251)	(62,297)
Financing activities	194,561	(73,290)	(66,787)

For the year ended December 31, 2003, our net cash provided by operating activities was $150,275 comprised of net income of $72,865, non-cash depreciation and amortization of $71,137 and other non-cash items and working capital changes of $6,273. Net cash used in investing activities of $43,736 consisted primarily of additions to property, plant and equipment of $47,372. Net cash provided by financing activities of $194,561 consisted primarily of proceeds from the issuance of long-term debt of $300,000, partially offset by the net redemption of debt of $56,788 and stock repurchases of $43,367.

We maintain a credit agreement with CoBank at interest rates which are based on a number of floating and fixed rate options. Principal and interest are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio. As of December 31, 2003, the weighted average interest rate was 6.79% on borrowings of $29,521. To take advantage of our favorable cash position, on September 3, 2003 we paid $18,625 on our mortgage note payable to CoBank.

An amended revolving line of credit agreement with CoBank was entered into in June 2003, that extended the availability of credit to June 2004. The aggregate amount outstanding on this commitment was $65,000 at December 31, 2003 and 2002. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. We may refinance this line of credit when it becomes due in June 2004.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for our CTSI markets and customer demand for additional capacity and service. In addition to cash generated from operations, sources of funding for any additional capital requirements or acquisitions may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

On April 2, 2002, we completed a 4,898,000-share secondary offering of our common stock. In December 2002, a 4,741,326-share secondary offering of our common stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. At the Annual Meeting on September 3, 2003, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each outstanding share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly approximately 4.6% of the voting power.

On January 21, 2004, Level 3 announced that it had privately-negotiated a sale of its remaining 1,108,596 shares of CTE Common Stock to an institutional investor. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have contractual obligations and commercial commitments made in the ordinary course of business. The commercial obligations, financings and commitments made by us are customary transactions, similar to those of other comparable telecommunications providers.

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the Notes to the Consolidated Financial Statements and cross referenced in the tables below.

The following table discloses aggregate information about our contractual obligations as of December 31, 2003, and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Footnote reference(1)
Debt maturing within one year	$70,623	$70,623	$—	$—	$—	8
Long-term debt	323,898	—	16,869	307,029	—	8
Pension and other postretirement benefits	5,178	2,578	1,199	532	869	10
Capital lease obligations(2)	2,026	848	1,178	—	—	12
Operating leases	23,000	3,045	7,312	3,177	9,466	12
Purchase obligations(3)	59,565	15,720	14,362	9,390	20,093	12

Total contractual obligations	$484,290	$92,814	$40,920	$320,128	$30,428

As of December 31, 2003 we have no letters of credit or other financial guarantees outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

The following table discloses aggregate information about our derivative instruments, the source of fair value of these instruments and their maturities:

	Fair Value of Contracts at Period-End
Source of fair value	Total Fair Value	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference(1)
Prices provided by external sources(4)	$(3,830)	$(1,021)	$(2,809)	$—	$—	13

(1)	Refers to the Notes to our Consolidated Financial Statements included herein.
(2)	Represents total obligations, including interest components.
(3)	Purchase obligations include: outstanding purchase orders and commitments, a commitment for the provision of data processing services and the management of our data processing operations, committed software purchases and pole and conduit rental payments through 2013.
(4)	Fair value of interest rate swaps at December 31, 2003, was provided by the counterparties to the underlying contracts using consistent methodologies.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

We measure the fair value of the convertible debt based upon current market prices or by obtaining quotes from dealers. The fair value of bank debt is estimated using discounted cash flow calculations. The table that follows summarizes the fair values of our fixed and variable rate debt. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the weighted average interest rate.

As of December 31, 2003	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed rate long-term debt	$323,950	$332,664	$319,768	$346,244
Variable rate long-term debt and notes payable	70,571	70,571	69,591	71,572

We manage our interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps. In the second quarter of 2001, we entered into additional interest rate swap agreements totaling $55,000 in order to maintain a targeted mix of floating and fixed rate debt. Hedges 1 and 2 totaling $25,000 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 in the amount of $15,000 matured in the third quarter 2002, and was not renewed. Hedge 7 matured in May 2003, and was not renewed.

The table below provides information about our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amounts have been provided to us by the financial institutions with which we have swap contracts using consistent valuation methodologies.

Variable to Fixed:	Maturity Date	Interest Rate	Fixed Notional Amount	Approximate Fair Value as of December 31, 2003
Hedge 3	2004	5.78%	$20,000	$(465)
Hedge 4	2004	6.13%	15,000	(556)
Hedge 6	2006	5.40%	35,000	(2,809)

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain estimates require more subjectivity or judgment than others. We review the critical accounting estimates, judgments and degrees of subjectivity inherent in these estimates with the Company’s Audit Committee. These critical accounting estimates are:

•	We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, salvage values and fixed asset lives in order to assess depreciation rates. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation, which could impact our earnings. The effect of increasing the average useful lives of our telephone plant by one year would result in a decrease in depreciation expense of approximately $5.4 million; the effect of reducing the average useful lives of our telephone plant by one year would result in an increase in depreciation expense of approximately $6.3 million.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 10 to the Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligations and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. Pension expense for 2003 would have increased approximately $0.2 million if our expected return on plan assets were one quarter of one percent lower. The expense would have increased approximately $0.4 million if our assumed discount rate were one quarter of one percent lower, and would have decreased $0.4 million if our assumed discount rate were one quarter of one percent higher. The benefit obligation at December 31, 2003 would have been increased by approximately $2.6 million if our assumed discount rate were one quarter of one percent lower.

•	We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised, or if the carryforward period for net operating losses in tax jurisdictions are changed.

•	CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association. Final interstate revenues are based on nationwide average costs applied to certain demand quantities. We estimate revenues earned through this process, which are subject to adjustments that may either increase or decrease the amount of interstate access revenues and receivables. Historically, we have not experienced significant adjustments to our revenues as a result of our participation in this pooling process.

•	We review the valuation of accounts receivable on a periodic basis. The allowance for doubtful accounts is estimated based on historical experience and future expectations of conditions that may impact our ability to collect on our accounts receivable. If actual outcomes differ from our estimates and assumptions, or if our assumptions are revised based on additional or changed information, we may be required to make adjustments which could impact our earnings.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

•	Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. We record a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We disclose the matter if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable. If actual outcomes differ from our estimates and assumptions, or if our assumptions are revised based on additional or changed information, we may be required to make adjustments which could impact our earnings.

•	Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact on our results of operations.

Related and Like Parties

On April 2, 2002, we completed a 4,898,000-share secondary offering of our common stock. In December 2002, a 4,741,326-share secondary offering of our common stock was also completed. All of these shares were offered by a subsidiary of Level 3 Communications, Inc. As such, we did not receive any proceeds from the sale of shares in these offerings.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. At the Annual Meeting on September 3, 2003, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each outstanding share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly approximately 4.6% of the voting power.

On January 21, 2004, Level 3 announced that it had privately-negotiated a sale of its remaining 1,108,596 shares of CTE Common Stock to an institutional investor. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser.

Four of our directors are also directors of Level 3. Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. We have entered into a month-to-month agreement with Level 3 to provide Internet backbone and colocation services.

We have existing relationships with RCN Corporation (“RCN”), which is an affiliate of Level 3. Also, Level 3 owns approximately 22% of the outstanding equity securities of RCN. On April 23, 2003, Michael Adams and Timothy Stoklosa resigned from our Board of Directors. Both were officers of RCN. Presently, five of our directors also serve on the Board of Directors of RCN. Late in 2002, we terminated a month-to-month long-distance resale agreement and a management service agreement with RCN. Our existing relationships with RCN are arms-length business transactions. RCN has recently announced it may reorganize under Chapter 11.

Recent Accounting Pronouncements

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

variable interests in a variable interest entity (VIE) to consolidate the entity, and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. We have completed a review of our Yellow Book, USA, L.P. Partnership activities and have determined that the entity does not qualify as a VIE under the Interpretation.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for any state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

The state law authorizing this alternative form of regulation for CT and other incumbent local exchange carriers, or LECs, in Pennsylvania expired on December 31, 2003. The Pennsylvania legislature to date has not taken action to extend the PUC’s power to maintain alternative regulation, but is considering legislation to reinstate this power. Representatives of CT have been actively involved in the legislative process, both individually and through our membership in various industry organizations, to renew the legislation. We believe that CT’s alternative regulation plan remains valid, because it was approved by the PUC under the law that was in effect at the time of approval, but this is an unsettled area of the law. At this time we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Settlements for our RLEC’s interstate services (consisting primarily of carrier common line settlements and access charges for interstate toll calls), which currently account for approximately 33.7% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”) and Universal Service Funding. During the Fund’s fiscal year ending June 30, 2004, CT is entitled to receive approximately $14 million in high-cost support (Interstate Common Line Support (ICLS) and Long-Term Support (LTS)) via NECA, which is equivalent to approximately $3.46 per line per month. Changes in the Universal Service Fund formulas could have a material effect on CT’s revenues. On February 12, 2004, the FCC announced that it will amend its rules concerning Long-Term Support, which is one category of Universal Service Funding that CT currently receives; however, the FCC stated that these changes will not affect current funding levels.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of inter-carrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has taken no action on these proposals to date, but may reactivate this proceeding in the near future. Various industry groups are currently developing proposals in anticipation of FCC action, and CTE has been active in efforts underway through its industry association, the United States Telecom Association (USTA). The FCC has expressed a tentative preference for moving to a “bill and keep” regime, whereby carriers would exchange traffic with one another without payment of compensation, but may also consider alternative approaches. Since CT currently derives a significant portion of its revenues from inter-carrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT such as the ability to raise other rates to offset reductions in inter-carrier compensation, a transition period, and/or increased Universal Service Funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

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

In April 2003, NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, petitioned the FCC to designate Nextel as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. The Act specifies that in order to receive ETC authority in a territory served by a rural telephone company such as CT, the petitioner

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

must demonstrate that it can provide service throughout the rural company’s territory within a state and that its petition is in the public interest. Under current FCC rules, certification of Nextel would not affect the USF disbursements received by CT. However, in February 2004, a federal-state joint board recommended that the FCC adopt changes to its rules that could result in some reduction of USF disbursements to CT when customers choose to obtain their “primary” telecommunications service from a competing ETC. The FCC has until February 2005 to act upon this recommendation. CT and other rural companies in Pennsylvania have opposed Nextel’s petition on the grounds that Nextel has not satisfied the statutory standard for ETC certification. Wireless carriers have previously been designated as ETCs in other states, but Nextel is the first wireless carrier to seek ETC status in Pennsylvania. The FCC has not yet ruled on Nextel’s petition. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC.

However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers providing for exchange of traffic between its network and theirs.

During 2002, the FCC directed wireless carriers to implement local number portability by November 24, 2003. On July 6, 2003, the U.S. Court of Appeals for the D.C. Circuit rejected further extensions and affirmed the November deadline for wireless local number portability. This program enables customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. During 2003, CT received requests from two wireless carriers seeking local number portability across much of its territory effective November 24, 2003, and has taken steps to comply with the FCC requirements. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone.

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. CT will seek to use this cost recovery mechanism to offset its costs of implementing number portability.

CTSI, LLC

CTSI’s prices are subject to regulation and review by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT, or those of Verizon which is the dominant local telephone service provider. CTSI’s costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services. CTSI has month-to-month interconnection agreements with Verizon and GTE.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. Under the new rules, Verizon will continue to be required to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. However, Verizon will have the ability to petition the PUC in the future to restrict the availability of these loops in particular markets if it can demonstrate the presence of competitive alternatives. Verizon has not yet filed such a petition, but it has asked the PUC to restrict the availability of other network elements (including high-capacity loops and transport facilities) that CTSI does not rely on extensively. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these rules to the FCC for further consideration, which could result in additional changes to the rules. Our preliminary analysis of this recent ruling is that it will not likely have a material effect on CTSI’s costs and profitability. Also, during 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the Pennsylvania PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. It is unknown at this time when the FCC will act on this proposal or what effects any changes in the rate formula will have on CTSI’s costs.

Under the Telecommunications Act of 1996, the Pennsylvania PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. In 2003, the PUC approved changes in Verizon’s rates for unbundled local loops (that is, circuits connecting business and residential users’ premises to the Verizon central office). These rates, which are scheduled to become effective in March 2004, will result in a modest decrease in CTSI’s cost to obtain local loops in Verizon’s density cell 3 exchanges (where most CTSI customers are located), but an increase in the cost to serve customers in density cell 4. The PUC is continuing to consider a proposal by Verizon to average the rates for density cells 3 and 4, but has not yet taken any action on this proposal. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

On October 8, 2002, the Pennsylvania PUC entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of assigning and populating NXX codes in exchanges where no physical LEC presence exists for the carrier responsible for the NXX code. The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. At this time we are unable to predict the outcome of this proceeding, or its possible effect on our results of operations or financial condition.

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than $0.012 per minute; and, after June 2004, CTSI will be required to reduce its interstate access charges to levels no higher than those charged by Verizon (which we anticipate will be approximately $0.0042 per minute under the FCC’s rules for large incumbent carriers).

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio generally is limited to $0.0007 per minute. In addition, the total number of minutes for which CTSI can collect compensation at this rate is capped based on the number of minutes CTSI terminated in the first quarter 2001. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 23.2% and 24.7% of CTSI’s revenues for the years ended December 31, 2003 and 2002, respectively. This percent will decrease in the future as a result of our approximately $700 per month reduction in revenue from our revised percent of local usage (PLU) factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates, due to a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix will have a material adverse affect on CTSI’s revenues of approximately $700 per month beginning November 2003. For the year ended December 31, 2003, CTSI recorded approximately $12,258 or 14.4% of its revenues from compensation revenue from ISP traffic. This compares to $11,961 or 14.2% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $3,110 or 0.9% and $3,575 or 1.1% of our total consolidated revenues for the years ended December 31, 2003 and 2002, respectively. Revenues from interstate access charges represented approximately 0.8% and 1.3% of our consolidated revenues, for the years ended December 31, 2003 and 2002, respectively.

CTSI may also be affected by any changes in FCC rules governing inter-carrier compensation, as discussed above with respect to CT.

The PUC recently rejected a request made by Verizon to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. After Verizon asked the PUC to reconsider its decision, the PUC agreed to consider a more narrowly tailored proposal that would permit Verizon to offer the requested pricing arrangements only to small business customers in urban and suburban areas of Pennsylvania. It is unknown at this time whether the PUC will grant Verizon’s request.

CTSI has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers providing for exchange of traffic between its network and theirs.

CTSI may also be affected by the introduction of wireless number portability in November 2003, for the same reasons discussed above with respect to CT. CTSI is permitted by applicable rules to recover the cost of implementing number portability from its end users.

In February 2004, Verizon Pennsylvania filed a complaint against CTSI with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI has answered Verizon’s complaint, denying all liability, and asking the Pennsylvania PUC to render a decision in favor of CTSI.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

For the Years Ended December 31,

	2003	2002	2001	2000	1999
Sales	$335,722	$318,555	$306,614	$291,049	$260,892
Net income (loss)	72,865	57,124	43,132	(55,449)	21,972
Diluted earnings per share*	3.07	2.42	1.84	(2.46)	0.96
Dividends per share	—	—	—	—	—
Total assets	851,653	554,039	564,604	582,844	531,716
Long-term debt, net of current maturities	323,898	77,299	151,309	260,319	188,328

*	Revised for 2002, 2001 and 1999 to include an additional $0.01 per diluted share to fully reflect the anti-dilutive effect of common stock equivalents. The amounts previously reported were $2.41, $1.83 and $0.95 per diluted share for the years ended December 31, 2002, 2001 and 1999, respectively.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$335,722	$318,555	$306,614

Costs and expenses (excluding other operating expenses itemized below)	162,840	154,151	167,970
Management fees, related party	—	1,200	1,200
Depreciation and amortization	71,137	68,216	64,582
Restructuring reversals (see Note 4)	(1,636)	(3,940)	(9,287)
Voluntary Retirement Program	—	2,333	5,388

Operating income	103,381	96,595	76,761
Interest and dividend income	3,372	2,239	3,222
Interest expense	(13,560)	(10,483)	(18,348)
Other income (expense), net	(884)	242	303
Equity in income of unconsolidated entities	2,698	2,384	2,089

Income before income taxes	95,007	90,977	64,027
Provision for income taxes	35,372	33,853	20,895

Income before cumulative effect of accounting change	59,635	57,124	43,132
Cumulative effect of accounting change, net of tax (see Note 2)	13,230	—	—

Net income	72,865	57,124	43,132

Cumulative effect of accounting change for derivative instruments, net of tax	—	—	(182)
Unrealized gain (loss) on derivative instruments, net of tax	1,632	(1,243)	(2,697)
Minimum pension liability adjustment, net of tax	2,839	(2,839)	—

Comprehensive net income	$77,336	$53,042	$40,253

Basic earnings per share:
Income before cumulative effect of accounting change	$2.54	$2.44	$1.86
Cumulative effect of accounting change, net of tax	0.56	—	—

Net income	$3.10	$2.44	$1.86

Weighted average shares outstanding	23,515,367	23,390,939	23,157,784
Diluted earnings per share:
Income before cumulative effect of accounting change	$2.52	$2.42	$1.84
Cumulative effect of accounting change, net of tax	0.55	—	—

Net income	$3.07	$2.42	$1.84

Weighted average shares and common stock equivalents outstanding	23,697,836	23,568,329	23,401,311

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and temporary cash investments	$336,035	$34,935
Accounts receivable, net of allowance for doubtful accounts of $2,329 in 2003 and $5,520 in 2002	35,323	37,819
Income taxes receivable	—	30
Accounts receivable from related parties	198	690
Unbilled revenues	14,719	14,357
Material and supply inventory, at average cost	6,636	7,524
Prepayments and other	2,751	2,584
Deferred income taxes	17,016	23,669

Total current assets	412,678	121,608

Property, plant and equipment, net of accumulated depreciation of $452,989 in 2003 and $432,435 in 2002	410,485	411,370
Investments	10,204	9,718
Other assets	18,286	11,343

Total assets	$851,653	$554,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,623	$9,010
Capital lease obligation	777	130
Accounts payable	29,125	30,493
Notes payable	65,000	65,000
Advance billings and customer deposits	5,212	5,870
Accounts payable to related parties	10	10
Accrued interest	5,286	1,413
Accrued restructuring expense	812	2,029
Accrued expenses	49,045	48,542

Total current liabilities	160,890	162,497

Long-term debt	323,898	77,299
Capital lease obligation	1,082	56
Deferred income taxes	79,876	61,083
Other liabilities	23,178	32,114

Commitments and contingencies (see Note 12)
Common shareholders’ equity
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,013,902 and 21,488,697; outstanding: 22,806,886 and 21,444,213, in 2003 and 2002, respectively)	24,014	21,489
Class B Common Stock ($1 par value, authorized: 0 and 15,000,000; issued: 0 and 5,818,684; outstanding: 0 and 2,034,035, in 2003 and 2002, respectively)	—	5,818
Additional paid-in capital	267,076	256,594
Deferred compensation	(6,451)	(2,676)
Accumulated other comprehensive loss	(2,490)	(6,961)
Retained earnings	24,900	77,969
Treasury stock at cost (1,207,016 and 3,829,133 shares in 2003 and 2002, respectively)	(44,320)	(131,243)

Total common shareholders’ equity	262,729	220,990

Total liabilities and shareholders’ equity	$851,653	$554,039

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$72,865	$57,124	$43,132
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(13,230)	—	—
Depreciation and amortization	71,137	68,216	64,582
Deferred income taxes, net	17,396	21,594	5,303
Provision for loss on accounts receivable	1,230	2,473	(522)
Equity in income of unconsolidated entities	(2,698)	(2,384)	(2,089)
Non-cash amortization of debt issuance costs	1,298	323	394
Non-cash restructuring reversals	(790)	(3,940)	(6,252)
Gain on sale of expansion market assets	(846)	—	(3,035)
Other non-cash items	8,374	(2,368)	1,797
Net change in certain assets and liabilities:
Accrued expense-restructuring	(427)	(1,412)	(8,192)
Accounts receivable and unbilled revenues	905	(5,049)	(223)
Accounts receivable/payable related parties	492	(1,855)	886
Income taxes and interest receivable	113	663	8,197
Material and supply inventory	888	1,853	3,740
Accounts payable	(1,368)	(10,044)	1,465
Accrued expenses, interest and taxes	4,376	(2,038)	(2,092)
Prepayments and other current assets and liabilities	(908)	2,204	194
Other, net	(8,532)	5,818	12,051

Net cash provided by operating activities	150,275	131,178	119,336

Cash flows from investing activities:
Additions to property, plant and equipment	(47,372)	(53,374)	(69,194)
Proceeds on sale of expansion market assets	846	—	3,035
Other	2,790	3,123	3,862

Net cash used in investing activities	(43,736)	(50,251)	(62,297)

Cash flows from financing activities:
Redemption of long-term debt	(56,788)	(74,010)	(109,010)
Proceeds from the exercise of stock options	3,881	720	7,304
Proceeds from borrowings of long-term debt	300,000	—	—
Proceeds from borrowings of short-term debt	—	—	35,000
Capital lease payments	(491)	—	—
Stock repurchases	(43,367)	—	—
Payment made for debt issuance costs	(8,674)	—	(81)

Net cash provided by/(used in) financing activities	194,561	(73,290)	(66,787)

Net increase/(decrease) in cash and temporary cash investments	$301,100	$7,637	$(9,748)
Cash and temporary cash investments at beginning of year	$34,935	$27,298	$37,046

Cash and temporary cash investments at end of year	$336,035	$34,935	$27,298

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,228	$11,708	$18,043
Income taxes	$20,904	$9,291	$8,993
Supplemental disclosures of non-cash information:
Equipment acquired under capital lease obligation	$2,163	$—	$—

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Thousands of Dollars)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2000	$20,966	$5,858	$245,396	$(6,529)	$—	$(22,287)	$(130,121)	$113,283
Net income						43,132		43,132
Restricted stock			(271)	2,548			(912)	1,365
Conversions	20	(20)						—
Stock plan transactions	437		6,867					7,304
Executive stock purchase plan			230	(325)				(95)
Tax benefits related to stock options			3,211					3,211
Cumulative effect of accounting change for derivative instruments, net of tax					(182)			(182)
Unrealized (loss) on derivative instruments, net of tax					(2,697)			(2,697)
Other	4		137				54	195

Balance, December 31, 2001	21,427	5,838	255,570	(4,306)	(2,879)	20,845	(130,979)	165,516
Net income						57,124		57,124
Restricted stock			(95)	1,831			(319)	1,417
Conversions	20	(20)						—
Stock plan transactions	39		681					720
Executive stock purchase plan				(201)				(201)
Tax benefits related to stock options			275					275
Minimum pension liability adjustment, net of tax					(2,839)			(2,839)
Unrealized (loss) on derivative instruments, net of tax					(1,243)			(1,243)
Other	3		163				55	221

Balance, December 31, 2002	21,489	5,818	256,594	(2,676)	(6,961)	77,969	(131,243)	220,990
Net income						72,865		72,865
Restricted stock	163		6,091	(3,622)				2,632
Conversions	8	(8)						—
Stock plan transactions	146		3,735					3,881
Executive stock purchase plan				(153)				(153)
Tax benefits related to stock options			744					744
Recapitalization	2,208	(2,026)	(182)					—
Retire treasury stock		(3,784)				(125,934)	129,718	—
Stock repurchases							(43,367)	(43,367)
Minimum pension liability adjustment, net of tax					2,839			2,839
Unrealized gain on derivative instruments, net of tax					1,632			1,632
Other			94				572	666

Balance, December 31, 2003	$24,014	$—	$267,076	$(6,451)	$(2,490)	$24,900	$(44,320)	$262,729

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK

For the Years Ended December 31, 2003, 2002 and 2001

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2000	20,965,557	13,734	20,951,823
Conversions	19,524	—	19,524
Stock plan transactions	437,461	—	437,461
Restricted stock	—	25,000	(25,000)
Other	4,014	(1,500)	5,514

Balance, December 31, 2001	21,426,556	37,234	21,389,322
Conversions	19,946	—	19,946
Stock plan transactions	39,252	—	39,252
Restricted stock	—	8,750	(8,750)
Other	2,943	(1,500)	4,443

Balance, December 31, 2002	21,488,697	44,484	21,444,213
Conversions	8,654	—	8,654
Stock plan transactions	146,267	—	146,267
Restricted stock	162,625	—	162,625
Recapitalization	2,207,659	—	2,207,659
Stock repurchase program	—	1,179,200	(1,179,200)
Other	—	(16,668)	16,668

Balance, December 31, 2003	24,013,902	1,207,016	22,806,886

CLASS B COMMON STOCK

For the Years Ended December 31, 2003, 2002 and 2001

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2000	5,858,154	3,784,649	2,073,505
Conversions	(19,524)	—	(19,524)

Balance, December 31, 2001	5,838,630	3,784,649	2,053,981
Conversions	(19,946)	—	(19,946)

Balance, December 31, 2002	5,818,684	3,784,649	2,034,035
Conversions	(8,654)	—	(8,654)
Recapitalization	(2,025,381)	—	(2,025,381)
Retire treasury stock	(3,784,649)	(3,784,649)	—

Balance, December 31, 2003	—	—	—

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1. Background and Basis of Presentation

The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC “edge-out” operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”). We revised our segments, and prior year information has been recast to conform to the new segments. The CT segment now includes the results of Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services and the portion of Jack Flash® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. Other includes Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”) that provides dial-up Internet services; and our corporate entity. All significant intercompany accounts and transactions are eliminated.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

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

Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact on our results of operations.

We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs, not in excess of installation revenue, over their respective estimated customer life. We carry in the Consolidated Balance Sheets deferred credits of $5,895 and $5,809 as of December 31, 2003 and 2002, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $5,895 and $5,809 as of December 31, 2003 and 2002, respectively, in other assets representing the unamortized portion of installation costs.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Long-term contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income currently.

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,027, $4,465 and $4,467 in 2003, 2002 and 2001, respectively.

Stock-Based Compensation—We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

At December 31, 2003, the Company had three common stock compensation plans as more fully described in Note 9 to the Consolidated Financial Statements.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes American option pricing model with weighted average assumptions for expected volatility of 42.09% for 2002 and 45.08% for 2001; risk-free interest rate of 3.76% and 4.56% for 2002 and 2001; expected lives of five years and dividend yield of zero. The weighted average grant date fair value of options is as follows: $16.42 for 2002 and $15.54 for 2001. There were no options granted in 2003; as a result, no Black-Scholes valuation was required to be made.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	For the Years Ended December 31,
	2003	2002		2001
Net income—as reported	$72,865	$57,124		$43,132
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,192	1,349		1,198
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(5,517)	(5,451)		(5,131)

Net income—pro forma	$69,540	$53,022		$39,199

Net earnings per share:
Basic earnings per share—as reported	$3.10	$2.44		$1.86
Basic earnings per share—pro forma	2.96	2.27		1.69
Diluted earnings per share—as reported	3.07	2.42	*	1.84	*
Diluted earnings per share—pro forma	2.93	2.25		1.67

*	Revised to include an additional $0.01 per diluted share to fully reflect the anti-dilutive effect of common stock equivalents. The amounts previously reported were $2.41 and $1.83 per diluted share for the years ended December 31, 2002 and 2001, respectively.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In the future, should our convertible debt meet the required conditions for holders to be able to convert the debentures, the resulting shares would be included in the calculation of diluted earnings per share. Also, the numerator will be adjusted to exclude (add back) the after-tax amount of interest recognized in the period associated with the convertible debt. Per SFAS No. 128, “Earnings Per Share” (“SFAS 128”), diluted earnings per share should be based on the most advantageous conversion rate from the standpoint of the holder. The computation of diluted earnings per share will also consider effects of anti-dilution and follow the requirements of SFAS 128 in this regard.

	For the Years Ended December 31,
	2003	2002		2001
Income before cumulative effect of accounting change	$59,635	$57,124		$43,132
Cumulative effect of accounting change, net of tax	13,230	—		—

Net income	$72,865	$57,124		$43,132

Basic earnings per share:
Weighted average shares outstanding	23,515,367	23,390,939		23,157,784
Income before cumulative effect of accounting change	$2.54	$2.44		$1.86
Cumulative effect of accounting change, net of tax	0.56	—		—

Net income per share	$3.10	$2.44		$1.86

Diluted earnings per share:
Weighted average shares outstanding	23,515,367	23,390,939		23,157,784
Dilutive shares resulting from common stock equivalents	182,469	177,390	*	243,527	*

Weighted average shares and common stock equivalents outstanding	23,697,836	23,568,329		23,401,311

Income before cumulative effect of accounting change	$2.52	$2.42	*	$1.84	*
Cumulative effect of accounting change, net of tax	0.55	—		—

Net income per share	$3.07	$2.42	*	$1.84	*

*	Revised to include an additional $0.01 per diluted share to fully reflect the anti-dilutive effect of common stock equivalents. The amounts previously reported were $2.41 and $1.83 per diluted share for the years ended December 31, 2002 and 2001, respectively.

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

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 8.37%, 8.48% and 8.12% in 2003, 2002 and 2001, respectively. At the time telephone plant is retired, the original cost less salvage, is charged to accumulated depreciation. All other property, plant and equipment gain or loss is recognized on retirements and dispositions.

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that companies recognize the fair value of a liability for asset

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

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

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2001:

	For the Years Ended December 31,
	2003		2002			2001
	As Reported	Pro Forma	As Reported		Pro Forma	As Reported		Pro Forma
Net income	$72,865	$59,635	$57,124		$57,291	$43,132		$43,370
Basic earnings per share	3.10	2.54	2.44		2.45	1.86		1.87
Diluted earnings per share	3.07	2.52	2.42	*	2.43	1.84	*	1.85

*	Revised to include an additional $0.01 per diluted share to fully reflect the anti-dilutive effect of common stock equivalents. The amounts previously reported were $2.41 and $1.83 per diluted share for the years ended December 31, 2002 and 2001, respectively.

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

Effective January 1, 2001, we adopted the provisions of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133” in accounting for our interest rate swaps. The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair values of the interest rate swaps at January 1, 2001 were ($280). The transition adjustment of $182, net of taxes of $98, is reported as a cumulative effect type adjustment of accumulated other comprehensive loss. For the year ended December 31, 2001, we recorded an adjustment of ($4,150) to adjust the fair value of the swaps to $(4,430). For the year ended

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

December 31, 2002, we recorded an adjustment of ($1,911) to adjust the fair value of the swaps to ($6,341). For the year ended December 31, 2003, we recorded an adjustment of $2,511 to adjust the fair value of the swaps to ($3,830). The adjustment of $1,632, net of taxes of $879 in 2003 is reported as unrealized gain on derivative instruments in accumulated other comprehensive loss and the adjustments of $1,243, net of taxes of $668 in 2002 and $2,697, net of taxes of $1,453 in 2001, are reported as unrealized losses on derivative instruments in accumulated other comprehensive loss.

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. At December 31, 2003, the swaps were 100% effective. For the years ended December 31, 2003 and 2002, the ineffectiveness charged to earnings was $0.

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

Accounting for Impairments—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets would be based on the excess of the carrying value of the asset over the fair value. Fair value would be determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

3. Segment Information

Recently, we revised our segments. Changes in our segments are designed to provide management with a more comprehensive financial view of our key businesses and promote better alignment of strategies and objectives. These segments represent the approach with which management evaluates the performance of our business. Prior years’ segment information has been recast to conform to the new segments.

We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

CT includes local and long-distance telephone service and DSL service provided to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier, and includes bundled local and long-distance telephone, DSL and enhanced services.

The Other segment includes the results of Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), which provides dial-up Internet service; and CTE’s corporate entity.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

	For the Year Ended December 31, 2003
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$237,257	$86,040	$—	$86,040	$26,638	$349,935
Elimination of intersegment sales	13,430	704	—	704	79	14,213
External sales	223,827	85,336	—	85,336	26,559	335,722
Costs and expenses	79,730	55,610	—	55,610	27,500	162,840
Depreciation and amortization	46,944			20,748	3,445	71,137
Restructuring reversals	—		(1,636)	(1,636)	—	(1,636)
Operating income (loss)	97,153			10,614	(4,386)	103,381
Identifiable assets	374,903			156,616	320,134	851,653
Capital expenditures	26,448	19,198	—	19,198	1,726	47,372

	For the Year Ended December 31, 2002
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$223,117	$84,671	$—	$84,671	$26,664	$334,452
Elimination of intersegment sales	15,139	665	—	665	93	15,897
External sales	207,978	84,006	—	84,006	26,571	318,555
Costs and expenses	75,938	54,379	—	54,379	25,034	155,351
Depreciation and amortization	45,427			18,913	3,876	68,216
Restructuring reversals	—		(3,940)	(3,940)	—	(3,940)
Voluntary Retirement Program	—			—	2,333	2,333
Operating income (loss)	86,613			14,654	(4,672)	96,595
Identifiable assets	348,365			163,086	42,588	554,039
Capital expenditures	30,834	20,883	—	20,883	1,657	53,374

	For the Year Ended December 31, 2001
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$212,233	$73,647	$5,578	$79,225	$29,526	$320,984
Elimination of intersegment sales	13,651	586	15	601	118	14,370
External sales	198,582	73,061	5,563	78,624	29,408	306,614
Costs and expenses	79,372	53,659	8,213	61,872	27,926	169,170
Depreciation and amortization	42,193			16,862	5,527	64,582
Restructuring reversals	—		(9,287)	(9,287)	—	(9,287)
Voluntary Retirement Program	—			—	5,388	5,388
Operating income (loss)	77,017			9,177	(9,433)	76,761
Identifiable assets	359,090			161,239	44,275	564,604
Capital expenditures	42,490	22,383	—	22,383	4,321	69,194

4. Restructuring Charges (Reversals)

In order to enhance CTSI’s near-term cash flow and reduce CTSI’s capital requirements, in December 2000 we announced our intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, we recorded an estimated

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

restructuring charge of $99,713 ($64,813 after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). This strategy was aimed at focusing on the three “edge-out” markets adjacent to CT’s rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets.

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

Incremental costs related to financial advisory, legal and other fees were estimated to be $3,500. Additionally, other exit costs for the termination of contractual obligations, building and circuit lease terminations, asset removal and site restorations were estimated to be $17,580.

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

Accrued restructuring expense comprises the following:

	2000			2001
	Provision	Payments	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381

	2002			2003
	Payments	Reversal of Provision	Balance December 31,	Payments	Reversal of Provision	Balance December 31,
Employee termination benefits	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	(1,361)	(2,966)	2,029	(427)	(790)	812
Removal and restoration costs	(10)	(443)	—	—	—	—
Investment advisory and other fees	(41)	(531)	—	—	—	—

Total accrued restructuring expense	$(1,412)	$(3,940)	$2,029	$(427)	$(790)	$812

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In July 2001, another CLEC purchased a portion of our assets in the New York expansion markets at amounts higher than estimated, resulting in a gain of $3,035 from this transaction. In 2003, assets held on consignment by a third-party reseller were sold, resulting in a gain of $846.

Employee termination benefits associated with the workforce reduction and included in the restructuring charge was $2,628. Of this liability, $2,534 was paid and the remaining $94 was reversed in the fourth quarter of 2001.

The reserve of $3,500 for investment advisory and other fees has been reduced by payments of $1,369, and $2,131 has been reversed due to favorable negotiations of commitments and lower than anticipated legal expenses.

Of the $17,580 reserved for contract settlements, building and circuit lease terminations, asset removal and site restorations, $7,584 has been paid. In addition, $4,558 was reversed in 2001 as a result of favorable contract and lease settlements and the sale of certain assets and assignment of certain lease commitments to another CLEC, and $3,409 was reversed in 2002 due to the elimination of liabilities associated with certain customer contracts. In 2003, $427 of this liability was paid and $790 was reversed in the fourth quarter due to positive settlements on building, customer circuit and network circuit leases.

The remaining $812 of liability for contract terminations and settlements relates primarily to an estimated customer claim associated with the assignment of customers to another CLEC. We will continue to evaluate and update our estimation of the remaining liabilities.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,
		2003	2002
Land		$1,886	$1,939
Building and leasehold improvements	3-40	37,663	35,929
Central office equipment	3-15	379,875	378,857
Outside communications plant	15-40	364,601	350,614
Furniture, vehicles and other equipment	3-23	79,449	76,466

Total property, plant and equipment		863,474	843,805
Less accumulated depreciation		(452,989)	(432,435)

Property, plant and equipment, net		$410,485	$411,370

Depreciation and amortization expense was $71,137, $68,216 and $64,582 for the years ended December 31, 2003, 2002 and 2001, respectively.

6. Investments

Investments are as follows:

	December 31,
	2003	2002
Rural Telephone Bank (RTB) Stock	$6,409	$6,409
Yellow Book, USA, L.P. Partnership	3,786	3,286
Other	9	23

Total investments	$10,204	$9,718

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In accordance with the terms of the mortgage notes and security agreements, we were required to purchase common stock of the RTB, equal to approximately 5% of the amount borrowed. Such stock is entitled to cash dividends.

CTE owns a 50% interest in the Yellow Book, USA, L.P. Partnership, accounted for under the equity method. Yellow Book provides directory publishing services, including yellow page advertising sales for eight telephone directories.

The Yellow Book, USA, L.P. Partnership accounts for its yellow page advertising revenue based on the delivery method, which recognizes revenue based on the directories delivered (to subscribers) as a percentage of the total directories (initial and secondary) estimated to be delivered.

We have completed a review of our Yellow Book, USA, L.P. Partnership activities and have determined that the entity does not qualify as a Variable Interest Entity (VIE) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

7. Other Assets

Other assets consist of the following:

	December 31,
	2003	2002
Unamortized debt issuance costs	$7,981	$605
Prepaid pension cost	4,278	—
Pension intangible	—	4,271
Unamortized installation costs	5,895	5,809
Other	132	658

Total other assets	$18,286	$11,343

8. Debt

a. Long-term debt—Long-term debt and capital lease obligations outstanding are as follows:

	December 31,
	2003	2002
Revolving credit facility	$—	$30,000
Convertible notes	300,000	—
Credit agreement—CoBank 6.79% due 2009	29,521	56,309

Subtotal	329,521	86,309
Capital lease obligation	1,859	186
Due within one year	6,400	9,140

Total long-term debt and capital lease obligations	$324,980	$77,355

In July of 2003, we sold $300,000 principal amount of 3.25% convertible notes due July 15, 2023, unless earlier redeemed, repurchased or converted. Interest is 3.25% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2004. In addition, we will pay contingent interest for any six-month period from January 15 to July 14 and from July 15 to January 14, with the initial six-month period commencing July 15, 2008, if the trading price of the notes for each of the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the notes. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of a note during the five trading days immediately preceding the first day of the applicable six-month interest period.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Holders may convert their notes into shares of our common stock at an initial conversion rate of 17.5439 shares per $1,000 principal amount of notes, representing an initial conversion price of approximately $57.00, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter, but only during such fiscal quarter, commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the then-effective conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day preceding fiscal quarter;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes;

•	if the notes have been called for redemption; or

•	upon occurrence of specified corporate events.

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

We maintain a credit agreement with CoBank at interest rates that are based on a number of floating and fixed rate options. Principal and interest are payable monthly. As of December 31, 2003, the weighted average interest rate was 6.79% on borrowings of $29,521. Substantially all of our assets are subject to the lien of this CoBank agreement. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio at CT. We have been in compliance with these covenants and do not believe that these covenants will materially restrict our activities.

Maturities and sinking fund requirements on long-term debt for each year ending December 31, 2004 through 2008 are as follows:

Year	Aggregate Amounts
2004	$5,623
2005	5,623
2006	5,623
2007	5,623
2008	5,623

On July 17, 2003, we terminated our $240,000 revolving credit facility. All remaining issuance costs of $271 relating to this facility were written-off.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

b. Short-term debt—An amended revolving line of credit agreement with CoBank was entered into on June 4, 2003, that extended the availability of the Company’s $65,000 line of credit to June 2004. The line of credit is at interest rates that are based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio at CT. As of December 31, 2003, we were in compliance with our covenants. As of December 31, 2003, the weighted average interest rate, not subject to interest rate swaps, was 1.79% on borrowings of $65,000.

9. Common Stock Plans

The CTE Equity Incentive Plan (formerly known as the 1996 Equity Incentive Plan), as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. Restricted stock awards currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant.

Our 1997 Non-Management Directors’ Stock Compensation Plan, as amended and restated, provides for the grant of up to 125,000 shares of common stock to all members of our Board of Directors who are not, as of the date of any award, our employees. Awards granted under this Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director. Restricted stock awards vest fully commencing one year from the date of the grant. This Plan expired on December 31, 2003, and a new Plan will be presented to the Company’s shareholders for approval at the 2004 Annual Meeting.

The range of exercise prices for options outstanding at December 31, 2003 was $9.38 to $54.31. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2000	1,360,064	$29.60
Granted	536,500	$34.05
Exercised	(437,461)	$16.70
Canceled	(49,100)	$29.27

Outstanding December 31, 2001	1,410,003	$35.30
Granted	253,500	$38.38
Exercised	(39,252)	$18.33
Canceled	(115,603)	$39.90

Outstanding December 31, 2002	1,508,648	$35.97
Granted	—	$—
Exercised	(146,267)	$26.53
Canceled	(53,000)	$45.51

Outstanding December 31, 2003	1,309,381	$36.63

Shares exercisable December 31, 2001	360,850	$30.25

Shares exercisable December 31, 2002	620,548	$33.24

Shares exercisable December 31, 2003	706,181	$35.24

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$9.38—$11.10	45,730	2.4	$10.47	45,730	$10.47
$24.63—$38.79	821,151	6.8	33.47	389,151	31.11
$39.81—$54.31	442,500	6.5	45.21	271,300	45.33

Total/weighted average	1,309,381	6.6	$36.63	706,181	$35.24

As provided for in the CTE Equity Incentive Plan, in July 2000 we granted to certain key executives an aggregate 155,000 shares of restricted stock, of which 33,750 have been canceled. Such shares vest ratably over four years beginning with the first anniversary of the date of the grant. As of December 31, 2003, 93,125 shares have vested. Compensation expense recorded in 2003, 2002 and 2001 was $1,331, $1,538 and $1,562, respectively, based on the fair value of common stock at the date of the grant. In February, April, May and September of 2003, we granted an additional 162,125 shares of restricted stock that vest over four years, of which 8,500 have been canceled. The fair value of the restricted stock issued of $6,206 to be recognized as compensation cost over the four-year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to these issues of restricted stock was $1,230 for the year ended December 31, 2003. Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September 2003, 9,000 shares were issued. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one-year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock was $124 for the year ended December 31, 2003.

The table below contains information pertaining to equity compensation plans approved and not approved by security holders:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,500,131	$37.03	2,365,076
Equity compensation plans not approved by security holders	—		—

Total/weighted average	1,500,131	$37.03	2,365,076

We also have a stock purchase plan for certain key executives (the “Executive Stock Purchase Plan” or “ESPP”). Under the ESPP, participants may purchase shares of common stock in an amount between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant’s total contribution exceed 20% of their combined base and annual bonus compensation, as defined by the ESPP. Participants’ accounts are credited with the number of share units derived by dividing the amount of the participant’s contribution by the average price of a share of common stock at approximately the time such contribution is made. The share units credited to a participant’s account do not give such participant any rights as a shareholder or record owner of any shares of common stock. Amounts representing share units that have been credited to a participant’s account will be distributed to the participant following the earlier of the participant’s termination of employment or three calendar years following the date on which the share units were initially credited to the participant’s account. It is anticipated that, at the time of distribution, a participant will receive one share of common stock for each share unit being distributed.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

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

At December 31, 2003, there were 61,734 ESPP shares arising from participants’ contributions and 61,734 matching shares. The number of shares vested, including matching shares, at December 31, 2003, was 66,753. We recognize the cost of the matching shares over the vesting period. At December 31, 2003 and 2002, deferred compensation cost relating to matching shares was $945 and $923, respectively. Expense recognized in 2003, 2002 and 2001 was $688, $537 and $281, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

10. Pension and Employee Benefits

Defined benefit pension plan:

Substantially all of our employees are included in a non-contributory defined benefit pension plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Upon retirement, employees are provided a monthly pension based on length of service and compensation.

Pension cost (benefit) is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Service cost	$2,853	$2,297	$2,203
Interest cost	5,231	5,076	4,139
Expected return on plan assets	(5,817)	(6,951)	(7,534)
Amortization of net (asset) obligation	(494)	(495)	(495)
Amortization of prior service cost	524	465	343
Recognized net actuarial loss (gain)	481	—	(695)

Net periodic pension cost (benefit)	$2,778	$392	$(2,039)
Other components—net	—	116	—
Voluntary Retirement Program cost	—	1,720	4,120

Total net periodic benefit cost	$2,778	$2,228	$2,081

We estimate pension cost of approximately $2,800 for 2004.

Plan assets include cash, equity, fixed income securities and pooled funds under management by a financial institution. The allocation of plan assets at December 31, 2003 and 2002 is:

	Percentage of Plan Assets December 31,
Asset Category	2003	2002
Equity securities	65%	57%
Fixed income debt securities	27%	34%
CTE Common Stock	8%	9%

The investment strategy for plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8.75%. While we believe we can achieve a long-term average rate of return of 8.75%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns. Asset allocation target ranges are evaluated at least every three years with the assistance of an external consulting firm. Actual asset allocations are monitored quarterly and rebalancing actions are executed at least quarterly, if required.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The majority of the plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt portfolios over the long-term and are expected to do so in the future. Correspondingly, equity investments also carry greater risks than debt investments. The risk of loss in the plan’s equity assets is mitigated by investing in a broad range of equity types; including large-cap and small-cap stock index funds, and international equity funds.

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

The following table sets forth the plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$66,818	$79,358
Actual return (loss) on plan assets	14,280	(8,087)
Benefits paid	(4,277)	(4,453)

Fair value of plan assets at end of year	$76,821	$66,818

Change in benefit obligation:
Benefit obligation at beginning of year	$80,233	$67,243
Service cost	2,853	2,297
Interest cost	5,231	5,076
Amendments	—	2,729
Actuarial loss	4,428	7,341
Benefits paid	(4,277)	(4,453)

Benefit obligation at end of year	$88,468	$80,233

Funded status	$(11,647)	$(13,415)
Unrecognized actuarial loss	12,178	16,695
Unrecognized prior service cost	3,747	4,271
Unrecognized net asset	—	(495)

Prepaid pension cost	$4,278	$7,056

The following table details expected benefit payments for the years 2004 through 2013:

Year	Amount
2004	$4,363
2005	4,299
2006	4,387
2007	4,581
2008	4,690
2009-2013	28,056

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2003	2002
Prepaid benefit cost	$4,278	$—
Accrued benefit liability	—	(1,782)
Intangible asset	—	4,271
Accumulated other comprehensive loss	—	4,567

Net amount recognized	$4,278	$7,056

In 2002, as a result of negative asset returns and lower discount rates, we were required to recognize an additional minimum liability of $1,782 representing the difference between the accumulated benefit obligation and the fair value of the plan assets at December 31, 2002. Also, a pension intangible equal to the unrecognized prior service cost of $4,271 was recognized in 2002. A 2002 charge to other comprehensive loss in the amount of $4,567 ($2,839 after-tax) represented the excess of additional minimum pension liability over unrecognized prior service cost.

Because the fair value of the plan assets improved in 2003, and were greater than the accumulated benefit obligation at December 31, 2003, the additional minimum liability of $1,782, the pension intangible of $4,271 and the charge to other comprehensive loss of $4,567 were reversed in 2003.

The accumulated benefit obligation was $74,555 and $68,600 at December 31, 2003 and 2002, respectively.

The following assumptions were used in the determination of the net benefit cost:

	2003	2002	2001
Weighted average discount rate	6.75%	7.25%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The following assumptions were used in the determination of the benefit obligation:

	December 31,
	2003	2002	2001
Weighted average discount rate	6.25%	6.75%	7.25%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The discount rate we used is based on a hypothetical portfolio of high-quality bonds (Moody’s rating of AA3 or higher) with cash flows matching our plan’s expected benefit payments at December 31. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current market conditions and our best estimate of future economic conditions.

Our policy with respect to funding the plan is to fund at least the minimum required by ERISA, and not more than the amount deductible for tax purposes. No contributions were required to be made to the plan in 2003. We expect to make a required minimum contribution to the plan of approximately $2,070 in the third quarter 2004 for the 2003 plan year with cash generated from operations.

Postretirement benefits:

For former employees included in the VRP, we provide medical benefits until age 65.

Net periodic postretirement (benefit) cost is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Service cost	$—	$—	N/A
Interest cost	52	75	N/A
Amortization of prior service cost	—	—	N/A
Recognized net actuarial gain	(60)	—	N/A

Total net periodic postretirement (benefit) cost	$(8)	$75	N/A

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	262	355
Benefits paid	(262)	(355)

Fair value of plan assets at end of year	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$905	$1,257
Service cost	—	—
Interest cost	52	75
Actuarial loss (gain)	11	(72)
Benefits paid	(262)	(355)

Projected benefit obligation at end of year	$706	$905

Funded status	$(706)	$(905)
Unrecognized actuarial gain	(320)	(391)
Unrecognized prior service cost	—	—

Accrued benefit cost	$(1,026)	$(1,296)

The following table details expected benefit payments for the years 2004 through 2013:

Year	Amount
2004	$243
2005	201
2006	146
2007	112
2008	61
2009-2013	99

The accrued VRP postretirement benefit liability is included in other liabilities in the accompanying Consolidated Balance Sheets. The amounts recognized were $1,026 and $1,296 at December 31, 2003 and 2002, respectively.

The discount rate used in determining the accumulated VRP postretirement benefit obligation was 6.25% in 2003 and 6.75% in 2002.

Our portion of the monthly premium for retirees included in the VRP postretirement obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act, until the earlier of: (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act; or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Accordingly, we have elected to defer accounting for the effects of the Act and any measures of the accumulated post retirement obligations or net periodic postretirement benefit costs are not reflected in the financial statements or accompanying notes. Also, since specific authoritative guidance on the accounting for the subsidy is pending, that guidance, when issued, could require us to change previously reported information. If it is determined that the subsidy is available to us, we believe that the amounts will not be material to our financial condition or results of operations.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement (benefit) cost is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	72	68	174
Expected return on plan assets	—	—	—
Amortization of net (asset) obligation	—	—	—
Amortization of prior service cost	13	—	—
Recognized net actuarial gain	(101)	(104)	—

Total net periodic postretirement (benefit) cost	$(16)	$(36)	$174

The following table sets forth the plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	144	174
Benefits paid	(144)	(174)

Fair value of plan assets at end of year	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$934	$2,151
Service cost	—	—
Interest cost	72	68
Amendments	149	—
Actuarial (gain) loss	132	(1,111)
Benefits paid	(144)	(174)

Projected benefit obligation at end of year	$1,143	$934

Funded status	$(1,143)	$(934)
Unrecognized actuarial gain	(1,109)	(1,342)
Unrecognized prior service cost	136	—

Accrued benefit cost	$(2,116)	$(2,276)

The following table details expected benefit payments for the years 2004 through 2013:

Year	Amount
2004	$155
2005	146
2006	137
2007	127
2008	118
2009-2013	463

The accrued postretirement benefit liability is included in other liabilities in the accompanying Consolidated Balance Sheets. The amounts recognized were $2,116 and $2,276 at December 31, 2003 and 2002, respectively.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in 2003, 6.75% in 2002 and 7.25% in 2001.

Our portion of the monthly premium for retirees included in the postretirement obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable from our defined benefit pension plan. The projected benefit obligation relating to this unfunded plan was approximately $1,072, $1,037 and $1,050 at December 31, 2003, 2002 and 2001, respectively. Pension expense for the plan was $67 in 2003, $73 in 2002 and $76 in 2001.

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic (benefit) cost for postemployment benefits was ($224) in 2003, ($494) in 2002 and $955 in 2001. The reduction in cost from 2002 as compared to 2001 is primarily attributable to our decision to contract with a third-party administrator to manage and monitor short-term disability claims as well as a decrease in headcount.

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $964, $1,042 and $1,087 in 2003, 2002 and 2001, respectively.

11. Income Taxes

The provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2003	2002	2001
Currently payable:
Federal	$17,911	$11,932	$10,693
State	2,674	2,333	3,355

Total current	20,585	14,265	14,048

Deferred, net:
Federal	13,925	18,781	13,180
State	862	807	(6,333)

Total deferred	14,787	19,588	6,847

Total provision for income taxes	$35,372	$33,853	$20,895

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2003	2002	2001
Income before provision for income taxes	$95,007	$90,977	$64,027

Federal tax provision at statutory rate	33,252	31,842	22,409
Increase (reduction) due to:
State income taxes, net of federal effects	2,090	1,806	(1,933)
Stock offering costs	68	129	444
Nondeductible items	39	39	39
Other, net	(77)	37	(64)

Provision for income taxes	$35,372	$33,853	$20,895

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Net operating loss carryforwards	$3,034	$3,141
Employee benefit plans	4,219	4,159
Reserve for bad debts	859	2,220
Restructuring reserve	307	4,517
All other	17,680	25,420

Total deferred tax assets	26,099	39,457

Property, plant and equipment	(86,067)	(74,180)
All other	(572)	(603)

Total deferred tax liabilities	(86,639)	(74,783)

Subtotal	(60,540)	(35,326)

Valuation allowance	(2,320)	(2,088)

Net deferred taxes	$(62,860)	$(37,414)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2003 was an increase of $232. The net change is primarily due to a required increase in the state of Virginia.

State net operating losses will expire as follows:

2004-2011	$ 4,000 per year
2012-2023	$20,103

12. Commitments and Contingencies

a. Total rental expense, including pole and conduit rentals, was $7,172, $6,829 and $6,361 in 2003, 2002 and 2001, respectively. At December 31, 2003, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $3,930 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2004	$3,045
2005	2,946
2006	2,476
2007	1,890
2008	1,676
After 2008	10,967

b. Effective November 22, 2002, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2004. The annual commitment, excluding annual increases based on increases in the Consumer Price Index, is $7,263 in 2004.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

c. In May 2001, CT entered into a fifteen-year, two-month agreement for the rental of a building in an area of a city qualifying for certain tax incentives offered by the state of Pennsylvania. The annual commitment through year ten is $1,174. Annual rent for the last five years is subject to changes in the Consumer Price Index. In addition, CT also entered into a lease agreement for the rental of parking spaces for employees of the building, for a similar term. The annual commitment, excluding increases in the last five years based on increases in the Consumer Price Index, is $168.

d. We had various purchase commitments at December 31, 2003, related to our 2004 capital budget. CTE’s capital expenditures have averaged $56,647 over the three years ended December 31, 2003. We anticipate that consolidated capital expenditures will be in the range of $50,000 to $52,000 for 2004.

e. In 2003, CT entered into a thirty-six month capital lease for the purchase of computer hardware. The annual commitment, excluding the interest component, is $721.

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In our opinion, these proceedings will not have a material adverse effect on our results of operations or financial condition.

In February 2004, Verizon filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI has answered Verizon’s complaint, denying all liability, and asking the Pennsylvania PUC to render a decision in favor of CTSI. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

13. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and temporary cash investments—The carrying amount approximates fair value because of the short maturity of these instruments.

b. Long-term investments—Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required, and Rural Telephone Bank (“RTB”) Stock. It is not practicable to estimate the fair value of the RTB Stock because there is no quoted market price for the stock; it is issued only at par, and can be held only by recipients of RTB loans.

c. Debt—The fair value of bank debt was estimated using discounted cash flow calculations. The fair value of the convertible debt is based on quoted market prices or by obtaining quotes from dealers. The fair value of floating rate debt is considered to be equal to carrying value since the debt reprices at least every six months and we believe that our credit risk has not materially changed from the time the floating rate debt was borrowed.

e. Interest rate swaps—The fair value has been calculated by the counterparties using appropriate valuation methodologies. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2002, was ($4,430). For the year ended December 31, 2002, we recorded an adjustment of ($1,191) (($1,243) net of tax), to adjust the fair value of the swaps to ($6,341). For the year ended December 31, 2003, we recorded an adjustment of $2,511 ($1,632 net of tax), to adjust the fair value of the swaps to ($3,830).

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The estimated fair value of our financial instruments is as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$336,035	$336,035	$34,935	$34,935
Financial liabilities:
Fixed rate long-term debt:
Mortgage note payable to CoBank	23,950	24,664	28,512	29,526
Convertible notes …	300,000	308,000	—	—
Floating rate debt:
Revolving line of credit	65,000	65,000	65,000	65,000
Revolving credit agreement	—	—	30,000	30,000
Mortgage note payable to CoBank	5,571	5,571	27,797	27,797
Financial instruments:
Interest rate swaps	(3,830)	(3,830)	(6,341)	(6,341)

14. Off Balance Sheet Risk and Concentration of Credit Risk

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

We place our cash and temporary cash investments with high credit quality financial institutions and limit the amount of credit exposure to any one financial institution. We also periodically evaluate the credit worthiness of the institutions with which we invest. We do, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits. We limit our exposure by diversifying among counterparties and investment categories to achieve a targeted mix of interest-bearing assets while maximizing after-tax returns.

Our trade receivables reflect a customer base primarily centered in northeastern and central Pennsylvania. We routinely assess the financial strength of our customers; as a result, credit risk is limited. ISPs represented approximately 23.2% and 24.7% of CTSI’s revenues for the years ended December 31, 2003 and 2002, respectively. No single customer contributed more than 5% of its revenues.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

15. Quarterly Information (Unaudited)

	First Quarter		Second Quarter	Third Quarter*		Fourth Quarter
2003
Sales	$83,158		$83,001	$84,961		$84,602
Operating income	25,704		25,167	26,563		25,947
Income before cumulative effect of accounting change	14,954		15,214	14,663		14,804
Cumulative effect of accounting change, net of tax	13,230		—	—		—
Net income	28,184		15,214	14,663		14,804
Basic earnings per share:
Income before cumulative effect of accounting change	$0.64		$0.65	$0.62		$0.63
Cumulative effect of accounting change, net of tax	0.56		—	—		—
Net income per share	1.20		0.65	0.62		0.63
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.63		$0.64	$0.62		$0.63
Cumulative effect of accounting change, net of tax	0.56		—	—		—
Net income per share	1.19		0.64	0.62	*	0.63
Common Stock closing price:
High	$39.30		$44.06	$46.43		$41.71
Low	34.35		38.88	37.00		36.10
Class B Common Stock closing price:
High	$39.30		$48.16	$50.81		N/A
Low	34.00		38.95	40.10		N/A

	First Quarter*		Second Quarter	Third Quarter		Fourth Quarter
2002
Sales	$78,396		$78,300	$80,304		$81,555
Operating income	20,026		24,113	23,653		28,803
Net income	10,749		14,098	13,835		18,442
Basic earnings per share:
Net income per share	$0.46		$0.60	$0.59		$0.79
Diluted earnings per share:
Net income per share	$0.46	*	$0.60	$0.58		$0.78
Common Stock closing price:
High	$44.27		$42.95	$41.23		$39.39
Low	35.15		36.78	34.49		34.11
Class B Common Stock closing price:
High	$47.50		$44.00	$41.49		$39.00
Low	40.00		39.10	34.41		34.00

*	Three months ended September 30, 2003, and three months ended March 31, 2002, were revised to include an additional $0.01 per diluted share, respectively, to fully reflect the anti-dilutive effect of common stock equivalents. The amounts previously reported were $0.61 per diluted share for the quarter ended September 30, 2003, and $0.45 per diluted share for the quarter ended March 31, 2002.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

16. Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2003	2002	2001
Corporate office costs allocated from RCN	$—	$1,200	$1,200
Long-distance terminating access charges to RCN	219	1,083	1,560
Revenue from engineering services provided to RCN	—	8	54
Long-distance expense from RCN Long Distance	199	4,257	7,244
Other related party revenues	2,121	2,015	2,401
Other related party expenses	1,858	2,547	537

At December 31, 2003, we had accounts receivable from related parties of $198 and accounts payable to related parties of $10.

In 2002, the Company terminated a month-to-month long-distance resale agreement and a management service agreement with RCN.

17. Common Stock

We have authorized 85,000,000 shares of $1 par value CTE Common Stock at December 31, 2003, 2002 and 2001. At December 31, 2002 and 2001, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of December 31, 2003, we had repurchased 1,179,200 shares with an average purchase price of $36.776.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Commonwealth Telephone Enterprises, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2003, the Company changed its accounting for asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 10, 2004

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$15,371	$14,320	$16,112
Interest income-other	15	1	15
Other	9,923	19	13

Total income	25,309	14,340	16,140

Expenses:
Cost of goods sold	8,890	8,623	10,435
Interest expense on long-term debt	8,223	6,647	10,160
Interest expense, net on notes payable to subsidiaries	5,861	2,035	1,898
General and administrative expenses	4,756	5,255	5,817
Voluntary Retirement Program	—	2,333	5,388
Depreciation and amortization	294	340	518

Total expenses	28,024	25,233	34,216

Loss before income taxes and equity in net income of subsidiaries	(2,715)	(10,893)	(18,076)
Benefit for income taxes	(687)	(3,810)	(6,321)

Loss before equity in net income of subsidiaries	(2,028)	(7,083)	(11,755)
Net income of subsidiaries	72,195	64,207	54,887
Equity in income of unconsolidated entities	2,698	—	—

Net income	$72,865	$57,124	$43,132
Cumulative effect of accounting change for derivative instruments, net of tax	—	—	(182)
Unrealized gain (loss) on derivative instruments, net of tax	1,632	(1,243)	(2,697)
Minimum pension liability adjustment, net of tax	2,839	(2,839)	—

Comprehensive net income	$77,336	$53,042	$40,253

Basic earnings per share:
Net income	$3.10	$2.44	$1.86
Weighted average shares outstanding	23,515,367	23,390,939	23,157,784

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS

	December 31,
	2003	2002
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$279,770	$15,681
Notes receivable affiliates	946	225
Interest receivable	130	232
Accounts receivable affiliates	21,508	5,961
Accounts receivable other	5,668	4,243
Prepayments and other	85	84
Materials and supply inventory	2,425	2,692
Deferred tax assets and other	453	4,228

Total current assets	310,985	33,346

Investment in subsidiaries (stated at equity)	396,786	350,533
Property, plant and equipment, net of accumulated depreciation of $3,412 in 2003 and $3,197 in 2002	475	627
Deferred tax assets and other	13,919	9,592

Total assets	$722,165	$394,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$134,182	$119,282
Accounts payable to affiliates	5,494	6,658
Accrued liabilities and other	13,973	8,597
Deferred income taxes—current	1,367	45

Total current liabilities	155,016	134,582

Long-term debt	300,000	30,000
Deferred income taxes and other deferred credits	4,420	8,526
Common shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 24,013,902 shares in 2003 and 21,488,697 shares in 2002	24,014	21,489
Class B Common Stock, par value $1, authorized 0 shares in 2003 and 15,000,000 shares in 2002, issued 0 shares in 2003 and 5,818,684 shares in 2002	—	5,818

Total Common Stock	24,014	27,307
Additional paid-in capital	267,076	256,594
Deferred compensation	(6,451)	(2,676)
Accumulated other comprehensive loss	(2,490)	(6,961)
Retained earnings	24,900	77,969
Treasury stock at cost, 1,207,016 shares in 2003 and 3,829,133 shares in 2002	(44,320)	(131,243)

Total common shareholders’ equity	262,729	220,990

Total liabilities and common shareholders’ equity	$722,165	$394,098

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(Thousands of Dollars)
Cash flows from operating activities:
Net income (loss)	$72,865	$57,124	$43,132
Depreciation and amortization	294	340	518
Deferred income taxes, net	8,283	(6,165)	(4,998)
Net change in certain assets and liabilities	(11,513)	7,382	(8,088)
Equity in income of subsidiaries	(72,195)	(64,207)	(54,887)
Equity in income of unconsolidated entities	(2,698)	—	—
Other	6,646	3,426	9,338

Net cash flow (used in) provided by operating activities	1,682	(2,100)	(14,985)

Cash flows from investing activities:
Additions to property, plant and equipment	(141)	(335)	(87)
Dividends from subsidiaries	27,000	41,000	76,000
Capital contributions to subsidiaries	(470)	(5,119)	(50,000)
Other	(1)	26	6

Net cash provided by (used in) investing activities	26,388	35,572	25,919

Cash flows from financing activities:
Redemption of long-term debt	(30,000)	(65,000)	(100,000)
Borrowings of long-term debt	300,000	—	—
Proceeds from the exercise of stock options	3,881	720	7,304
Increase in notes payable to affiliates	14,900	29,523	73,381
Decrease (increase) in notes receivable from affiliates	(721)	4,334	(3,376)
Stock repurchases	(43,367)	—	—
Payment made for debt issuance costs	(8,674)	—	(81)

Net cash (used in) provided by financing activities	236,019	(30,423)	(22,772)

Net increase (decrease) in cash and temporary cash investments	$264,089	$3,049	$(11,838)

Cash and temporary cash investments at beginning of year	$15,681	$12,632	$24,470

Cash and temporary cash investments at end of year	$279,770	$15,681	$12,632

Components of net change in certain assets and liabilities:
Accounts receivable	$(16,871)	$7,562	$(5,274)
Materials and supply inventory	267	(1,054)	(370)
Accounts payable	(960)	1,152	(5,896)
Prepayments	(1)	1	(23)
Accrued expenses	6,052	(279)	3,475

Net change in certain assets and liabilities	$(11,513)	$7,382	$(8,088)

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2003, 2002 and 2001

(Thousands of Dollars)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS.
2003	$5,520	$1,230	$60	$4,481	$2,329
2002	$3,047	$3,981	$56	$1,564	$5,520
2001	$2,525	$3,195	$(21)	$2,652	$3,047
ALLOWANCE FOR INVENTORY—DEDUCTED FROM MATERIAL AND SUPPLY INVENTORY IN THE CONSOLIDATED BALANCE SHEETS.
2003	$667	$588	$(178)	$394	$683
2002	$535	$367	$151	$386	$667
2001	$446	$676	$308	$895	$535
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS.
2003	$2,088	$232	$—	$—	$2,320
2002	$5,964	$46	$—	$3,922	$2,088
2001	$10,658	$2,882	$—	$7,576	$5,964
RESERVE FOR RESTRUCTURING EXPENSE—ACCRUED RESTRUCTURING EXPENSES.
2003	$2,029	$—	$(790)	$427	$812
2002	$7,381	$—	$(3,940)	$1,412	$2,029
2001	$21,825	$—	$(6,252)	$8,192	$7,381

S-4