Form 10-Q
period 2004-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2004-05-10
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were 21,553,408 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Sales	$84,380	$83,158
Costs and expenses, excluding depreciation and amortization	40,387	39,827
Depreciation and amortization	17,607	17,627

Operating income	26,386	25,704
Interest and dividend income	1,076	706
Interest expense	(4,487)	(2,388)
Other income, net	17	35
Equity in income of unconsolidated entities	235	231

Income before income taxes and cumulative effect of accounting change	23,227	24,288
Provision for income taxes	8,662	9,334

Income before cumulative effect of accounting change	14,565	14,954
Cumulative effect of accounting change, net of tax	—	13,230

Net income	$14,565	$28,184
Unrealized gain (loss) on derivative instruments, net of tax	233	264

Comprehensive income	$14,798	$28,448

Basic earnings per share:
Income before cumulative effect of accounting change	$0.66	$0.64
Cumulative effect of accounting change, net of tax	—	0.56

Net income	$0.66	$1.20

Weighted average shares outstanding	22,142,626	23,436,706
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.65	$0.64
Cumulative effect of accounting change, net of tax	—	0.56

Net income	$0.65	$1.20

Weighted average shares and common stock equivalents outstanding	22,304,350	23,577,898

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$303,499	$336,035
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $2,432 at March 31, 2004 and $2,329 at December 31, 2003	45,694	50,240
Other current assets	15,145	9,387
Deferred income taxes	15,755	17,016

Total current assets	380,093	412,678
Property, plant and equipment, net of accumulated depreciation of $467,158 at March 31, 2004 and $452,989 at December 31, 2003	402,040	410,485
Investments	9,746	10,204
Other assets	17,704	18,286

Total assets	$809,583	$851,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 5,623	$ 5,623
Capital lease obligation	745	777
Notes payable	65,000	65,000
Accounts payable	26,726	29,135
Accrued restructuring expense	715	812
Accrued expenses	46,729	49,045
Accrued interest	2,921	5,286
Advance billings and customer deposits	5,423	5,212

Total current liabilities	153,882	160,890
Long-term debt	322,493	323,898
Capital lease obligation	901	1,082
Deferred income taxes	81,645	79,876
Other liabilities	23,210	23,178
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,093,998 and 24,013,902; outstanding: 21,553,408 and 22,806,886, at March 31, 2004 and December 31, 2003, respectively)	24,093	24,014
Additional paid-in capital	275,299	267,076
Deferred compensation	(12,208)	(6,451)
Accumulated other comprehensive loss	(2,257)	(2,490)
Retained earnings	39,465	24,900
Treasury stock at cost, 2,540,590 and 1,207,016 shares at March 31, 2004 and December 31, 2003, respectively	(96,940)	(44,320)

Total common shareholders’ equity	227,452	262,729

Total liabilities and shareholders’ equity	$809,583	$851,653

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,246	$25,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(9,323)	(7,381)
Other	1,027	753

Net cash used in investing activities	(8,296)	(6,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(1,406)	(2,252)
Proceeds from exercise of stock options	1,949	1,471
Capital lease payments	(213)	(33)
Stock repurchases	(52,816)	—

Net cash used in financing activities	(52,486)	(814)

Net (decrease)/increase in cash and temporary cash investments	(32,536)	18,119

Cash and temporary cash investments at beginning of year	336,035	34,935

Cash and temporary cash investments at March 31,	$303,499	$53,054

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,389	$2,498

Income taxes	$2,123	$537

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990
Net income						28,184		28,184
Restricted stock	137		5,036	(4,733)				440
Conversions	8	(8)						—
Stock plan transactions	48		1,424					1,472
Executive stock purchase plan				(555)				(555)
Tax benefits related to stock options			205					205
Unrealized loss on derivative instruments, net of tax					264			264

Balance, March 31, 2003	$21,682	$5,810	$263,259	$(7,964)	$(6,697)	$106,153	$(131,243)	$251,000

Balance, December 31, 2003	$24,014	$—	$267,076	$(6,451)	$(2,490)	$24,900	$(44,320)	$262,729
Net income						14,565		14,565
Restricted stock			5,892	(4,976)				916
Stock plan transactions	79		1,870					1,949
Executive stock purchase plan				(781)				(781)
Tax benefits related to stock options			430					430
Stock repurchases							(52,816)	(52,816)
Unrealized loss on derivative instruments, net of tax					233			233
401(k) match			31				196	227

Balance, March 31, 2004	$24,093	$—	$275,299	$(12,208)	$(2,257)	$39,465	$(96,940)	$227,452

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	21,488,697	44,484	21,444,213	5,818,684	3,784,649	2,034,035
Conversions	8,654	—	8,654	(8,654)	—	(8,654)
Stock plan transactions	49,167	—	49,167	—	—	—
Restricted stock	137,000	—	137,000	—	—	—

Balance, March 31, 2003	21,683,518	44,484	21,639,034	5,810,030	3,784,649	2,025,381

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2003	24,013,902	1,207,016	22,806,886	—	—	—
Stock plan transactions	80,096	—	80,096	—	—	—
Stock repurchase program	—	1,338,510	(1,338,510)	—	—	—
401(k) match	—	(4,936)	4,936	—	—	—

Balance, March 31, 2004	24,093,998	2,540,590	21,553,408	—	—	—

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2003.

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”); Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services; Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; and epix® Internet Services (“epix”), that provides dial-up Internet services. All significant intercompany accounts and transactions are eliminated.

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

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three months ended 2004 and 2003, respectively, are:

	Three months ended March 31,
	2004	2003
Net income - as reported	$14,565	$28,184
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	731	387
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,445)	(1,314)

Net income - pro forma	$13,851	$27,257

Net income per share:
Basic earnings per share - as reported	$0.66	$1.20
Basic earnings per share - pro forma	0.63	1.16
Diluted earnings per share - as reported	0.65	1.20
Diluted earnings per share - pro forma	0.62	1.16

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123.

3. Segment Information – We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of Jack Flash ® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, DSL and enhanced services.

The Other segment includes the results of CC, a provider of telecommunications equipment and facilities management services; epix which provides dial-up Internet service; and CTE’s corporate entity.

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended March 31, 2004

	CT	CTSI	Other	Consolidated
Sales	$61,645	$20,730	$6,319	$88,694
Elimination of intersegment sales	4,129	178	7	4,314
External sales	57,516	20,552	6,312	84,380
Costs and expenses, excluding depreciation and amortization	19,464	13,804	7,119	40,387
Depreciation and amortization	11,693	5,089	825	17,607
Operating income (loss)	26,359	1,659	(1,632)	26,386

Three months ended March 31, 2003

	CT	CTSI	Other	Consolidated
Sales	$57,738	$21,667	$6,965	$86,370
Elimination of intersegment sales	3,017	172	23	3,212
External sales	54,721	21,495	6,942	83,158
Costs and expenses, excluding depreciation and amortization	19,556	13,284	6,987	39,827
Depreciation and amortization	11,688	5,060	879	17,627
Operating income (loss)	23,477	3,151	(924)	25,704

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes and cumulative effect of accounting change:

	Three months ended March 31,
	2004	2003
Operating income from reportable segments	$28,018	$26,628
Other segment	(1,632)	(924)
Interest and dividend income	1,076	706
Interest expense	(4,487)	(2,388)
Other income, net	17	35
Equity in income of unconsolidated entities	235	231

Consolidated income before income taxes and cumulative effect of accounting change	$23,227	$24,288

4. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact (positive or negative) on our results of operations. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets deferred credits of $5,959 and $5,895 as of March 31, 2004 and December 31, 2003, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $5,959 and $5,895 as of March 31, 2004 and December 31, 2003, respectively, in other assets representing the unamortized portion of installation costs.

5. CTE Stock Options and Restricted Stock - As of March 31, 2004, we had approximately 1,226,000 options outstanding at exercise prices ranging from $9.378 to $54.3125. During the first three months of 2004, no options were granted, 500 options were canceled and 82,796 options were exercised, yielding cash proceeds of $1,949.

As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of March 31, 2004, 93,125 shares were vested. The compensation cost related to restricted stock granted in 2000 was $333 and $333 in the three month periods ended March 31, 2004 and 2003, respectively. In February, April, May and September of 2003 we granted an additional 162,125 shares of restricted stock that vest over four years, of which 8,500 have been canceled. As of March 31, 2004, 32,250 shares were vested. The compensation cost related to these issues of restricted stock was $368 and $108 in the three month periods ended March 31, 2004 and 2003, respectively. In February of 2004, we granted an additional 143,000 shares of restricted stock units that vest over four years. The fair value of the restricted stock units issued of $5,892 to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to this issue of restricted stock units was $123 in the three month period ended March 31, 2004.

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September 2003, 9,000 shares were issued. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock was $93 in the three month period ended March 31, 2004.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended March 31,
	2004	2003
Income before cumulative effect of accounting change	$14,565	$14,954
Cumulative effect of accounting change, net of tax	—	13,230

Net income	$14,565	$28,184

Basic earnings per share:
Weighted average shares outstanding	22,142,626	23,436,706

Income before cumulative effect of accounting change	$0.66	$0.64
Cumulative effect of accounting change, net of tax	—	0.56

Net income per share	$0.66	$1.20

Diluted earnings per share:
Weighted average shares outstanding	22,142,626	23,436,706
Dilutive shares resulting from common stock equivalents	161,724	141,192

Weighted average shares and common stock equivalents outstanding	22,304,350	23,577,898

Income before cumulative effect of accounting change	$0.65	$0.64
Cumulative effect of accounting change, net of tax	—	0.56

Net income per share	$0.65	$1.20

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the three months ended March 31, 2004, we recorded an adjustment of ($358) (($233) net of tax) to adjust the fair value of the swaps to ($3,472). In the three months ended March 31, 2003, we recorded an adjustment of ($406) (($264) net of tax) to adjust the fair value of the swaps to ($5,935).

8. Restructuring Charges (Reversals) - In December 2000 we announced our intention to exit five CTSI expansion markets: suburban Philadelphia, PA; Binghamton, NY; Charleston/Huntington, WV; and Youngstown, OH. Related to this, we recorded an estimated restructuring charge of $99,713 ($64,813 after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). This strategy was aimed at focusing on the three “edge-out” markets adjacent to CT’s rural footprint. These edge-out markets encompass the Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York, PA markets.

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

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001	Payments	Reversal of Provision
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—	$—	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356	(1,361)	(2,966)
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453	(10)	(443)
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572	(41)	(531)

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381	$(1,412)	$(3,940)

	Balance December 31, 2002	Payments	Reversal of Provision	Balance December 31, 2003	Payments	Reversal of Provision	Balance March 31, 2004
Employee termination benefits	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	2,029	(427)	(790)	812	(97)	—	715
Removal and restoration costs	—	—	—	—	—	—	—
Investment advisory and other fees	—	—	—	—	—	—	—

Total accrued restructuring expense	$2,029	$(427)	$(790)	$812	$(97)	$—	$715

9. Change in Accounting and New Accounting Pronouncements -

Asset Retirement Obligations -

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets.

In connection with the adoption of this standard, we were required to remove all existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change, net of tax, that increased net income by $13,230 or $0.56 per share for the first quarter of 2003.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 -

On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act, until the earlier of: (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act; or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Accordingly, we have elected to defer accounting for the effects of the Act; and any measures of the accumulated post retirement obligations or net periodic postretirement benefit costs are not reflected in the financial statements or accompanying notes. Also, since specific authoritative guidance on the accounting for the subsidy is pending, that guidance, when issued, could require us to change previously reported information. If it is determined that the subsidy is available to us, we believe that the amounts will not be material to our financial condition or results of operations.

10. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at March 31, 2004 and 2003. At March 31, 2003, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of March 31, 2004, we had repurchased a total of 2,517,710 shares under the program, with an average purchase price of $38.20, for a total cost of approximately $96.2 million. As of December 31, 2003, we had repurchased 1,179,200 shares.

11. Pension -

Pension cost is as follows:

	Three months ended March 31,
	2004	2003
Service cost	$910	$713
Interest cost	1,346	1,308
Expected return on plan assets	(1,643)	(1,454)
Amortization of net (asset) obligation	—	(124)
Amortization of prior service cost	131	131
Recognized net actuarial loss	34	120

Net periodic pension cost	$778	$694
Other components – net	—	—
Voluntary Retirement Program cost	—	—

Total net periodic pension cost	$778	$694

We expect to make a required minimum contribution to the plan of approximately $2,070 in the third quarter 2004 for the 2003 plan year with cash generated from operations.

For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees. The interest cost was $12 and $18 for the quarters ended March 31, 2004 and 2003, respectively. The amortization of prior service cost was $0 and $3 for the quarters ended March 31, 2004 and 2003, respectively. The recognized net actuarial gain was ($27) and ($25) for the quarters ended March 31, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($15) and ($4) for the quarters ended March 31, 2004 and 2003, respectively.

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65. The interest cost was $9 and $13 for the quarters ended March 31, 2004 and 2003, respectively. The recognized net actuarial gain was ($12) and ($15) for the quarters ended March 31, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($3) and ($2) for the quarters ended March 31, 2004 and 2003, respectively.

12. Commitments and Contingencies - In February 2004, Verizon filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI has answered Verizon’s complaint, denying all liability, and asking the Pennsylvania PUC to render a decision in favor of CTSI. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Overview and Segments

Our two primary operations are Commonwealth Telephone Company, or CT, which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC, (“CTSI”) our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions, that is in CT’s territory. Our “Other” segment which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies are epix(R) Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services. Other also includes our corporate entity.

CT has been operating in various rural Pennsylvania markets since 1897. As of March 31, 2004, our RLEC served over 337,500 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

CTSI served over 140,400 switched access lines as of March 31, 2004, which were mainly business customers. In late 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and Jack Flash DSL. Access revenue consists primarily of charges paid by long-distance companies for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. Local long-distance (intraLATA toll) and long-distance revenues consist of charges for such services paid by CT’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CT’s customers.

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and Jack Flash DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI customers. Jack Flash DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes the revenue from epix and Commonwealth Communications. epix revenue for this segment consists primarily of dial-up Internet access revenue. Commonwealth Communications generates revenue primarily from telecommunications projects, including installation of telephone systems for business customers, cabling projects and telecommunications systems design.

Operating Costs and Expenses

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services, general and administrative expenses and depreciation and amortization. These costs have increased over time as we have grown our operations and revenues. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line growth, comprising a significant portion of its overall capital spending, are success-based and therefore result in incremental revenue.

Results of Operations

Three months ended March 31, 2004 vs March 31, 2003

Our consolidated sales were $84,380 and $83,158 for the three months ended March 31, 2004 and 2003, respectively. Contributing to the sales increase of $1,222 or 1.5% were higher sales of CT of $2,795, partially offset by a decline in CTSI sales of $943 and a decline in Other sales of $630.

Our consolidated operating costs and expenses (excluding depreciation and amortization) were $40,387 for the three months ended March 31, 2004 as compared to $39,827 for the three months ended March 31, 2003, an increase of $560.

Consolidated operating income was $26,386 for the three months ended March 31, 2004 as compared to $25,704 for the three months ended March 31, 2003. The increase of $682 was a result of the items discussed above.

Consolidated net income was $14,565 or $0.65 per diluted share for the three months ended March 31, 2004. Net income was $28,184 or $1.20 per diluted share for the three months ended March 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.56 per share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Also contributing to the decrease in net income is the increase in interest expense primarily due to our issuance of convertible notes in July 2003, partially offset by the increase in operating income discussed above, a decrease in the provision for income taxes and an increase in interest income.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended March 31, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$57,516	$19,464	$11,693	$26,359
CTSI	20,552	13,804	5,089	1,659
Other	6,312	7,119	825	(1,632)

Total	$84,380	$40,387	$17,607	$26,386

Three months ended March 31, 2003

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$54,721	$19,556	$11,688	$23,477
CTSI	21,495	13,284	5,060	3,151
Other	6,942	6,987	879	(924)

Total	$83,158	$39,827	$17,627	$25,704

Installed access lines:

	March 31,
	2004	2003
CT	337,577	338,003
CTSI	140,403	130,582

Total	477,980	468,585

Commonwealth Telephone Company

Sales were $57,516 and $54,721 for the three months ended March 31, 2004 and 2003, respectively. The sales increase of $2,795 or 5.1% is primarily due to higher access, enhanced services and DSL revenues. The increase in sales is primarily due to the growth in access revenue resulting from an increase in the NECA average schedule formulas and units which drive settlements, an increase in minutes of use and an increase in special access circuits.

On December 31, 2003, in compliance with an order issued by the Pennsylvania Public Utility Commission, we implemented the mandatory phase of State Access Reform. The order required CT, along with certain other local exchange carriers, to reduce the access rates it charges other carriers which originate or terminate intrastate long-distance calls to CT’s customers. These reductions were matched by revenue neutral increases in rates charged to CT’s basic telephone customers. Although the intent of the State Access Reform is for there to be no direct impact on CT’s revenues because of the revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for additional lines and other services.

Interstate access revenue increased $1,825 for the three months ended March 31, 2004, versus the comparable period of 2003, resulting from an increase in the NECA average schedule formulas and units which drive settlements, an increase in special access circuits and an increase in minutes of use.

State access revenue decreased $1,369 for the three months ended March 31, 2004 as compared to the comparable period of 2003, primarily as a result of the State Access Reform rate decrease and an interconnection rate decrease.

Local service revenue increased $732 for the three months ended March 31, 2004, as compared to the same period last year, primarily as a result of the State Access Reform rate increase.

Enhanced services revenue increased $654 for the three months ended March 31, 2004 in comparison to the same period last year primarily as a result of the State Access Reform price increase and increases in Caller ID and certain other enhanced services sales.

IntraLATA toll and long-distance revenues increased $165 for the three months ended March 31, 2004 as compared to the comparable period of 2003, due to a new long-distance product offering. This was partially offset by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers in certain areas of CT’s territory, a trend we expect to continue.

Other revenue increased $788 for the three months ended March 31, 2004 in comparison to the same period last year primarily as a result of an increase in DSL subscribers.

Costs and expenses (excluding depreciation and amortization) for the three months ended March 31, 2004 were $19,464 as compared to $19,556 for the three months ended March 31, 2003. The expense reduction was primarily due to lower terminating access expense due primarily to the expiration of prior period terminating costs, partially offset by higher costs related to our new long-distance product offering and higher bad debt expense.

Depreciation and amortization expense increased $5 for the three months ended March 31, 2004. The change was a result of capital expenditures in 2003 and 2004, partially offset by changes in CT’s overall composite rate.

CT’s operating income was $26,359 and $23,477 for the three months ended March 31, 2004 and 2003, respectively, an increase of $2,882 or 12.3%. The increases were a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,552 for the three months ended March 31, 2004 as compared to $21,495 for the same period in 2003. The decrease of $943 or 4.4% primarily represents a decrease in access revenue, partially offset by an increase in local service, from installed access lines; and increases in long-distance, customer point-to-point circuit revenues and Jack Flash DSL revenues.

The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to local reciprocal compensation rates based on a revised Percent Local Usage (PLU) factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month in the first quarter 2004.

Also contributing to the net decrease in revenue was a decrease in Internet service provider (“ISP”) revenue. For the three months ended March 31, 2004, CTSI recorded approximately $1,772 or 8.6% of its revenues from revenue associated with ISP traffic, as compared to $3,864 or 18.0% for the same period last year. All of the allowable billable minutes on ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2004 were billed in the first quarter. CTSI will have no allowable billable minutes above the 3 to 1 ratio for the remainder of 2004.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 18.3% and 26.4% of CTSI’s revenues for the three months ended March 31, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The decrease in revenue was partially offset by the increase in local service. At March 31, 2004, CTSI had 140,403 installed access lines versus 130,582 installed access lines at March 31, 2003, an increase of 9,821 or 7.5%. Additionally, the increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system.

Costs and expenses (excluding depreciation and amortization) were $13,804 and $13,284 for the three months ended March 31, 2004 and 2003, respectively. Contributing to the increase in expenses are leased local loop charges and increased costs related to an increase in long-distance minutes.

Depreciation and amortization expense increased $29 for the three months ended March 31, 2004. The change was a result of capital expenditures in 2003 and 2004, partially offset by changes in CTSI’s overall composite rate.

CTSI’s operating income was $1,659 for the three months ended March 31, 2004 as compared to $3,151 for the three months ended March 31, 2003. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $6,312 and $6,942 for the three months ended March 31, 2004 and 2003, respectively. The decrease of $630 or 9.1% is due to a decrease in CC and epix sales.

CC sales decreased $378 or 9.2% to $3,712 primarily due to a decrease in business systems sales, lower communications facilities management services and a decrease in premises distribution systems sales. epix sales decreased $252 or 8.8% to $2,600 due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $7,119 and $6,987 for the three months ended March 31, 2004 and 2003, respectively. Expenses at the corporate entity decreased primarily due to certain expenses in 2003 that did not recur, partially offset by a severance charge of $648. epix expenses decreased $318 to $1,964 for the three months ended March 31, 2004, in comparison to the same period last year as a result of a decrease in subscribers, lower advertising expenses and lower bad debt expense. CC costs and expenses increased $778 to $3,489 for the three months ended March 31, 2004, as compared to the same period last year, due to a favorable settlement of an outstanding project dispute of $965 in 2003, partially offset by a decrease in costs due to the decrease in sales.

Depreciation and amortization expense decreased $54 for the three months ended March 31, 2004 due to a smaller base of depreciable plant.

The operating loss in Other was ($1,632) for the three months ended March 31, 2004 as compared to ($924) for the three months ended March 31, 2003. The changes were a result of the items discussed above.

Interest and Dividend Income

Consolidated interest and dividend income was $1,076 and $706 for the three months ended March 31, 2004 and 2003, respectively; this represents an increase of $370 or 52.4% from the comparable period of 2003. The increase in interest and dividend income is primarily the result of the higher investment balances as a result of proceeds received from the $300,000 convertible notes offering in July 2003.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities in 2003 and amortization of debt issuance costs. We used interest rate swaps on $70,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $4,487 and $2,388 for the three months ended March 31, 2004 and 2003, respectively; this represents an increase of $2,099 or 87.9% from the comparable period of 2003. The increase in interest expense is a result of our issuance of convertible notes in July 2003.

Income Taxes

Our effective income tax rates were 37.3% and 38.4% for the three months ended March 31, 2004 and 2003, respectively. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. Also, we are utilizing various tax strategies to provide effective state income tax planning.

Liquidity and Capital Resources:

	March 31, 2004	December 31, 2003
Cash and temporary cash investments	$303,499	$336,035
Working capital (deficit)	226,211	251,788
Long-term debt (including current maturities, notes payable and capital lease obligations)	394,762	396,380

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

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. As of March 31, 2004, we had repurchased a total of 2,517,710 shares under the program with an average purchase price of $38.20, for a total cost of approximately $96.2 million.

We have the following financing arrangements in place:

	March 31, 2004		March 31, 2003
	Balance	Available	Balance	Available
Revolving credit facility*	$—	$—	$30,000	$210,000
Credit agreement - CoBank	28,116	—	54,057	—
Revolving line of credit - CoBank	65,000	—	65,000	—
Convertible notes	300,000	—	—	—

Total	$393,116	$—	$149,057	$210,000

*	This facility was terminated on July 17, 2003.

Cash and temporary cash investments were $303,499 at March 31, 2004 as compared to $336,035 at December 31, 2003. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 2.47 to 1 at March 31, 2004 as compared to 2.56 to 1 at December 31, 2003. The net decrease is due to the Stock Repurchase Program.

	As of March 31,
	2004	2003
Net cash provided by (used in):
Operating activities	$28,246	$25,561
Investing activities	(8,296)	(6,628)
Financing activities	(52,486)	(814)

For the three months ended March 31, 2004, our net cash provided by operating activities was $28,246 comprised of net income of $14,565, non-cash depreciation and amortization of $17,607 and a reduction in other non-cash items and working capital changes of $3,926. Net cash used in investing activities of $8,296 consisted primarily of additions to property, plant and equipment of $9,323. Net cash used in financing activities of $52,486 consisted primarily of stock repurchases of $52,816 and net redemption of debt of $1,406, partially offset by proceeds of stock option exercises of $1,949.

We have a $65,000 revolving line of credit with CoBank. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of March 31, 2004, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to June 2004. We expect to refinance all or a portion of this line of credit when it becomes due in June 2004.

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

On January 21, 2004, Level 3 announced that it had privately-negotiated a sale of its remaining 1,108,596 shares of CTE Common Stock. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser.

Four of our directors are also directors of Level 3. Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. We have entered into a month-to-month agreement with Level 3 to provide colocation services. We may enter into transactions with Level 3 which will be negotiated at arm’s length.

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

In 2003, CT filed a petition with the PUC seeking an exogenous event adjustment for revenues lost due to the bankruptcies of two large interexchange carriers in 2002. If approved, this adjustment would have allowed CT to avoid a rate reduction that was required due to the low rate of inflation during the most recent plan year. In response, government agencies that represent ratepayer interests challenged CT’s surcharge treatment of certain state taxes. CT negotiated a settlement with the agencies under which no exogenous adjustment was allowed, but CT is permitted to defer rate reductions otherwise required under its alternative regulation plan for up to four years and offset them against future increases (if any); the settlement also provides for a limited one-time surcharge refund and a revision in the way CT treats state tax surcharges in the future. The PUC approved the settlement in August 2003. Pursuant to the settlement, CT issued refunds to customers of approximately $1.24 million, but will defer, for up to 4 years, annual rate reductions currently up to approximately $1.6 million, and may be able to offset these deferred reductions against future rate increases to which it might otherwise be entitled. In accordance with our Chapter 30 Plan, we recently submitted to the PUC our Price Stability Index/Service Provider Index/Deferred Change Index.

On July 10, 2003, the PUC issued an order addressing intrastate access reform and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The order provides for continuation of intrastate USF funding to CT until completion of a future rulemaking proceeding by the PUC, which must be commenced no later than December 31, 2004, but which may not be completed until much later. The order also requires CT to reduce the access rates it charges to other carriers which originate or terminate intrastate long-distance calls to CT’s customers, in two phases, a mandatory first phase in 2003 and an optional second phase in 2004. These reductions are to be matched by revenue neutral increases in rates charged to CT’s basic telephone customers. Although the intent of the State Access Reform is for there to be no direct impact on CT’s revenues because of the revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for additional lines and other services.

Settlements for our RLEC’s interstate services (consisting primarily of carrier common line settlements and access charges for interstate toll calls), which currently account for approximately 32.5% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”) and Universal Service Funding. During the Fund’s fiscal year ending June 30, 2004, CT is entitled to receive approximately $14 million in federal universal service (Interstate Common Line Support (ICLS) and Long-Term Support (LTS)) via NECA, which is equivalent to approximately $3.46 per line per month. Changes in the Universal Service Fund formulas could have a material effect on CT’s revenues. On February 12, 2004, the FCC announced that it will amend its rules concerning Long-Term Support, which is one category of Universal Service Funding that CT currently receives; however, the FCC stated that these changes will not affect current funding levels.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s existing alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of inter-carrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has taken no action on these proposals to date, but may reactivate this proceeding in the near future. Various industry groups are currently developing proposals in anticipation of FCC action, and CTE has been active in efforts underway through its industry association, the United States Telecom Association (USTA). The FCC has expressed a tentative preference for moving to a “bill and keep” regime, whereby carriers would exchange traffic with one another without payment of compensation, but may also consider alternative approaches. Since CT currently derives a significant portion of its revenues from inter-carrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT such as the ability to raise other rates to offset reductions in inter-carrier compensation, a transition period, and/or increased Universal Service Funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may effect CT.

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

During 2002, the FCC directed wireless carriers to implement local number portability by November 24, 2003. On July 6, 2003, the U.S. Court of Appeals for the D.C. Circuit rejected further extensions and affirmed the November deadline for wireless local number portability. This program enables customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. During 2003, CT received requests from two wireless carriers seeking local number portability across much of its territory effective November 24, 2003, and has complied with the FCC requirements. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone.

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. Tariffs have been filed on CT’s behalf to use this cost recovery mechanism to offset its costs of implementing number portability.

CTSI, LLC

CTSI’s prices are subject to regulation and review by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT, or those of Verizon which is the dominant local telephone service provider. CTSI’s costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services. CTSI has separate month-to-month interconnection agreements with Verizon covering its former Bell Atlantic and former GTE operating areas in Pennsylvania.

Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. Under the new rules, Verizon will continue to be required to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these rules to the FCC for further consideration, which could result in additional changes to the rules. Our preliminary analysis of this recent ruling is that it will not likely have a material effect on CTSI’s costs and profitability, but we cannot predict the outcomes of future court and FCC rulings. Also, during 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the Pennsylvania PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. It is unknown at this time when the FCC will act on this proposal or what effects any changes in the rate formula will have on CTSI’s costs.

Under the Telecommunications Act of 1996, the Pennsylvania PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. In 2003, the PUC approved changes in Verizon’s rates for unbundled local loops (that is, circuits connecting business and residential users’ premises to the Verizon central office). These rates, which have not yet become effective pending further PUC review, include a modest decrease in CTSI’s cost to obtain local loops in Verizon’s density cell 3 exchanges (where most CTSI customers are located), but an increase in the cost to serve customers in density cell 4. The PUC is continuing to consider a proposal by Verizon to average the rates for density cells 3 and 4, but has not yet taken any action on this proposal. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

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

CTSI derives a substantial portion of its revenues both directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 18.3% and 26.4% of CTSI’s revenues for the quarters ended March 31, 2004 and 2003, respectively. This percentage has decreased as a result of the revised percent of local usage (PLU) factor with Verizon discussed in the following paragraph. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings will result in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. Verizon has recently notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates, due to a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix reduced CTSI’s revenues by approximately $700 per month beginning November 2003. For the quarter ended March 31, 2004, CTSI recorded approximately $1,772 or 8.6% of its revenues from compensation revenue from ISP traffic. This compares to $3,864 or 18.0% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $880 or 1.0% and $1,140 or 1.4% of our total consolidated revenues for the quarters ended March 31, 2004 and 2003, respectively. Revenues from interstate access charges represented approximately 0.6% and 0.8% of our consolidated revenues, for the quarters ended March 31, 2004 and 2003, respectively.

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

CTSI may also be affected by the introduction of wireless number portability in November 2003, for the same reasons discussed above with respect to CT. CTSI is permitted by applicable rules to recover the cost of implementing number portability from its end users, and recently filed tariff revisions to collect a surcharge from end users to recover this cost.

In February 2004, Verizon Pennsylvania filed a complaint against CTSI with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI has answered Verizon’s complaint, denying all liability, and asking the Pennsylvania PUC to render a decision in favor of CTSI. At this time, we cannot predict the timing or outcome of this proceeding. The dispute does not affect our projections of future revenues, because it is limited to charges billed before November 2002.

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

(thousands of dollars)

As of March 31, 2004	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value Assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$322,810	$335,566	$323,914	$347,790
Variable	$70,306	$70,306	$69,330	$71,303

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of March 31, 2004
Variable to fixed:
Hedge 3	2004	5.78%	$20,000	$(238)
Hedge 4	2004	6.13%	15,000	(382)
Hedge 6	2006	5.40%	35,000	(2,852)

Hedges 1 and 2 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 matured in the third quarter 2002, and was not renewed. Hedge 7 matured in May 2003 and was not renewed.

As of May 10, 2004, we had no other material exposure to market risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of our Common Stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our Common Stock. Repurchased shares have and will be placed in Treasury and may be used for the Company’s employee benefit plans or for other general corporate purposes. The table below provides information regarding purchases of CTE Common Stock made by us during the first quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
January 1, 2004-January 31, 2004	249,500	$37.754	249,500	$97,214
February 1, 2004-February 29, 2004	280,610	37.605	280,610	86,661
March 1, 2004-March 31, 2004	808,400	40.629	808,400	53,817

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Rule 13a-14(a) Certification

31.2 Rule 13a-14(a) Certification

32 Section 1350 Certifications

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY

Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)