Form 10-Q
period 2004-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2004-08-09
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 there were 21,063,790 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales	$84,014	$83,001	$168,394	$166,159
Costs and expenses, excluding depreciation and amortization and restructuring reversals	40,053	40,325	80,440	80,152
Depreciation and amortization	18,025	17,509	35,632	35,136
Restructuring reversals	(799)	—	(799)	—

Operating income	26,735	25,167	53,121	50,871
Interest and dividend income	1,216	474	2,292	1,180
Interest expense	(4,325)	(2,208)	(8,812)	(4,596)
Other income (expense), net	502	(1,193)	519	(1,158)
Equity in income of unconsolidated entities	1,790	1,423	2,025	1,654

Income before income taxes and cumulative effect of accounting change	25,918	23,663	49,145	47,951
Provision for income taxes	9,600	8,449	18,262	17,783

Income before cumulative effect of accounting change	16,318	15,214	30,883	30,168
Cumulative effect of accounting change, net of tax	—	—	—	13,230

Net income	$16,318	$15,214	$30,883	$43,398
Unrealized gain on derivative instruments, net of tax	915	185	1,149	449

Comprehensive income	$17,233	$15,399	$32,032	$43,847

Basic earnings per share:
Income before cumulative effect of accounting change	$0.77	$0.65	$1.42	$1.29
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income	$0.77	$0.65	$1.42	$1.85

Weighted average shares outstanding	21,207,371	23,515,230	21,674,971	23,476,185
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.76	$0.64	$1.41	$1.27
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income	$0.76	$0.64	$1.41	$1.83

Weighted average shares and common stock equivalents outstanding	21,387,484	23,720,987	21,836,286	23,657,039

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$264,163	$336,035
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $2,591 at June 30, 2004 and $2,329 at December 31, 2003	47,562	50,240
Other current assets	12,982	9,387
Deferred income taxes	17,460	17,016

Total current assets	342,167	412,678
Property, plant and equipment, net of accumulated depreciation of $481,400 at June 30, 2004 and $452,989 at December 31, 2003	394,500	410,485
Investments	10,201	10,204
Other assets	16,343	18,286

Total assets	$763,211	$851,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,623
Capital lease obligation	721	777
Notes payable	50,000	65,000
Accounts payable	25,458	29,135
Accrued restructuring expense	74	812
Accrued expenses	47,277	49,045
Accrued interest	5,075	5,286
Advance billings and customer deposits	5,478	5,212

Total current liabilities	134,083	160,890
Long-term debt	300,000	323,898
Capital lease obligation	721	1,082
Deferred income taxes	83,584	79,876
Other liabilities	19,463	23,178
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,110,833 and 24,013,902; outstanding: 21,063,790 and 22,806,886, at June 30, 2004 and December 31, 2003, respectively)	24,112	24,014
Additional paid-in capital	276,983	267,076
Deferred compensation	(11,878)	(6,451)
Accumulated other comprehensive loss	(1,341)	(2,490)
Retained earnings	55,783	24,900
Treasury stock at cost, 3,047,043 and 1,207,016 shares at June 30, 2004 and December 31, 2003, respectively	(118,299)	(44,320)

Total common shareholders’ equity	225,360	262,729

Total liabilities and shareholders’ equity	$763,211	$851,653

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,344	$54,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(19,921)	(19,466)
Other	2,336	2,689

Net cash used in investing activities	(17,585)	(16,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(29,521)	(29,504)
Redemption of short-term debt	(15,000)	—
Proceeds from exercise of stock options	2,751	3,329
Capital lease payments	(417)	(66)
Payment made for debt issuance costs	(82)	—
Stock repurchases	(74,362)	—

Net cash used in financing activities	(116,631)	(26,241)

Net (decrease)/increase in cash and temporary cash investments	(71,872)	11,751

Cash and temporary cash investments at beginning of year	336,035	34,935

Cash and temporary cash investments at June 30,	$264,163	$46,686

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$7,988	$4,784

Income taxes	$15,513	$13,307

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990
Net income						43,398		43,398
Restricted stock	154		5,722	(4,751)				1,125
Conversions	8	(8)						—
Stock plan transactions	123		3,208					3,331
Executive stock purchase plan				(411)				(411)
Tax benefits related to stock options			588					588
Unrealized gain on derivative instruments, net of tax					449			449
401(k) match			28				135	163

Balance, June 30, 2003	$21,774	$5,810	$266,140	$(7,838)	$(6,512)	$121,367	$(131,108)	$269,633

Balance, December 31, 2003	$24,014	—	$267,076	$(6,451)	$(2,490)	$24,900	$(44,320)	$262,729
Net income						30,883		30,883
Restricted stock	(6)		6,747	(4,812)				1,929
Stock plan transactions	104		2,647					2,751
Executive stock purchase plan				(615)				(615)
Tax benefits related to stock options			438					438
Stock repurchases							(74,362)	(74,362)
Unrealized gain on derivative instruments, net of tax					1,149			1,149
401(k) match			75				383	458

Balance, June 30, 2004	$24,112	—	$276,983	$(11,878)	$(1,341)	$55,783	$(118,299)	$225,360

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	21,488,697	44,484	21,444,213	5,818,684	3,784,649	2,034,035
Conversions	8,654	—	8,654	(8,654)	—	(8,654)
Stock plan transactions	114,446	—	114,446	—	—	—
Restricted stock	154,125	—	154,125	—	—	—
401(k) match	—	(3,952)	3,952	—	—	—

Balance, June 30, 2003	21,765,922	40,532	21,725,390	5,810,030	3,784,649	2,025,381

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2003	24,013,902	1,207,016	22,806,886	—	—	—
Stock plan transactions	102,931	—	102,931	—	—	—
Stock repurchase program	—	1,851,210	(1,851,210)	—	—	—
401(k) match	—	(11,183)	11,183	—	—	—
Restricted stock	(6,000)	—	(6,000)	—	—	—

Balance, June 30, 2004	24,110,833	3,047,043	21,063,790	—	—	—

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

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”); Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services; Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; and epix (R) Internet Services (“epix”), that provides dial-up Internet services. All significant intercompany accounts and transactions are eliminated.

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

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and six months ended 2004 and 2003, respectively, are:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income - as reported	$16,318	$15,214	$30,883	$43,398
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	850	559	1,581	945
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,515)	(1,394)	(2,960)	(2,707)

Net income - pro forma	$15,653	$14,379	$29,504	$41,636

Net income per share:
Basic earnings per share - as reported	$0.77	$0.65	$1.42	$1.85
Basic earnings per share - pro forma	0.74	0.61	1.36	1.77
Diluted earnings per share - as reported	0.76	0.64	1.41	1.83
Diluted earnings per share - pro forma	0.73	0.61	1.35	1.76

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123.

3. Segment Information - We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of Jack Flash (R) (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended June 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$61,491	$20,836	$6,315	$88,642
Elimination of intersegment sales	4,566	56	6	4,628
External sales	56,925	20,780	6,309	84,014
Costs and expenses, excluding depreciation and amortization and restructuring reversals	19,588	13,803	6,662	40,053
Depreciation and amortization	11,977	5,212	836	18,025
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	25,360	2,564	(1,189)	26,735

Three months ended June 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$57,438	$21,647	$7,351	$86,436
Elimination of intersegment sales	3,232	173	30	3,435
External sales	54,206	21,474	7,321	83,001
Costs and expenses, excluding depreciation and amortization	19,293	13,827	7,205	40,325
Depreciation and amortization	11,523	5,109	877	17,509
Operating income (loss)	23,390	2,538	(761)	25,167

Six months ended June 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$123,136	$41,566	$12,634	$177,336
Elimination of intersegment sales	8,695	234	13	8,942
External sales	114,441	41,332	12,621	168,394
Costs and expenses, excluding depreciation and amortization and restructuring reversals	39,052	27,607	13,781	80,440
Depreciation and amortization	23,670	10,301	1,661	35,632
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	51,719	4,223	(2,821)	53,121

Six months ended June 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$115,176	$43,314	$14,316	$172,806
Elimination of intersegment sales	6,249	345	53	6,647
External sales	108,927	42,969	14,263	166,159
Costs and expenses, excluding depreciation and amortization	38,849	27,111	14,192	80,152
Depreciation and amortization	23,211	10,169	1,756	35,136
Operating income (loss)	46,867	5,689	(1,685)	50,871

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes and cumulative effect of accounting change:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating income from reportable segments	$27,924	$25,928	$55,942	$52,556
Other segment	(1,189)	(761)	(2,821)	(1,685)
Interest and dividend income	1,216	474	2,292	1,180
Interest expense	(4,325)	(2,208)	(8,812)	(4,596)
Other income (expense), net	502	(1,193)	519	(1,158)
Equity in income of unconsolidated entities	1,790	1,423	2,025	1,654

Consolidated income before income taxes and cumulative effect of accounting change	$25,918	$23,663	$49,145	$47,951

4. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact (positive or negative) on our results of operations. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets deferred credits of $6,036 and $5,895 as of June 30, 2004 and December 31, 2003, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $6,036 and $5,895 as of June 30, 2004 and December 31, 2003, respectively, in other assets representing the unamortized portion of installation costs.

5. CTE Stock Options and Restricted Stock - As of June 30, 2004, we had approximately 1,205,000 options outstanding at exercise prices ranging from $11.097 to $54.3125. During the first six months of 2004, no options were granted, 500 options were canceled and 103,931 options were exercised, yielding cash proceeds of $2,751.

As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of June 30, 2004, 121,250 shares were vested. The compensation cost related to restricted stock granted in 2000 was $554 and $665 in the six month periods ended June 30, 2004 and 2003, respectively. In February, April, May and September of 2003 we granted an additional 162,125 shares of restricted stock that vest over four years, of which 14,500 have been canceled. As of June 30, 2004, 38,403 shares were vested. The compensation cost related to these issues of restricted stock was $716 and $460 in the six month periods ended June 30, 2004 and 2003, respectively. In February and May of 2004, we granted an additional 161,550 shares of restricted stock units that vest over four years. The fair value of the restricted stock units issued of $6,666 to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to this issue of restricted stock units was $523 in the six month period ended June 30, 2004.

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September 2003, 9,000 shares were issued. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock was $185 in the six month period ended June 30, 2004. In May of 2004, we granted an additional 9,000 shares of restricted stock units. The fair value of the restricted stock units issued of $376 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock units was $31 in the six month period ended June 30, 2004.

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock and Class B common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock and Class B common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented, were approximately 27,500 and 29,400 for the three months ended June 30, 2004 and 2003, respectively, and 37,400 and 50,400 for the six months ended June 30, 2004 and 2003, respectively.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income before cumulative effect of accounting change	$16,318	$15,214	$30,883	$30,168
Cumulative effect of accounting change, net of tax	—	—	—	13,230

Net income	$16,318	$15,214	$30,883	$43,398

Basic earnings per share:
Weighted average shares outstanding	21,207,371	23,515,230	21,674,971	23,476,185

Income before cumulative effect of accounting change	$0.77	$0.65	$1.42	$1.29
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income per share	$0.77	$0.65	$1.42	$1.85

Diluted earnings per share:
Weighted average shares outstanding	21,207,371	23,515,230	21,674,971	23,476,185
Dilutive shares resulting from common stock equivalents	180,113	205,757	161,315	180,854

Weighted average shares and common stock equivalents outstanding	21,387,484	23,720,987	21,836,286	23,657,039

Income before cumulative effect of accounting change	$0.76	$0.64	$1.41	$1.27
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income per share	$0.76	$0.64	$1.41	$1.83

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the six months ended June 30, 2004, we recorded an adjustment of ($1,766) (($1,149) net of tax) to adjust the fair value of the swaps to ($2,064). In the six months ended June 30, 2003, we recorded an adjustment of ($691) (($449) net of tax) to adjust the fair value of the swaps to ($5,650).

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

In the six months ended June 2004, $607 of our remaining liability was reversed due to a settlement of a customer claim associated with the assignment of customers to another CLEC, and $131 of our liability was paid. Also, assets held on consignment by a third-party reseller were sold, returning a gain of $192. Our liability remaining at June 30, 2004, was $74.

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

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001	Payments	Reversal of Provision
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—	$—	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356	(1,361)	(2,966)
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453	(10)	(443)
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572	(41)	(531)

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381	$(1,412)	$(3,940)

	Balance December 31, 2002	Payments	Reversal of Provision	Balance December 31, 2003	Payments	Reversal of Provision	Balance June 30, 2004
Employee termination benefits	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	2,029	(427)	(790)	812	(131)	(607)	74
Removal and restoration costs	—	—	—	—	—	—	—
Investment advisory and other fees	—	—	—	—	—	—	—

Total accrued restructuring expense	$2,029	$(427)	$(790)	$812	$(131)	$(607)	$74

9. Change in Accounting and New Accounting Pronouncements -

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

On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. After review of our Plans’ provisions, it has been determined that we are not entitled to the subsidy as prescription drug benefits are not available to retirees upon reaching age 65.

10. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at June 30, 2004 and 2003. At June 30, 2003, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of June 30, 2004, we had repurchased a total of 3,030,410 shares under the program, with an average purchase price of $38.88, for a total all-in cost of approximately $117.8 million. As of December 31, 2003, we had repurchased 1,179,200 shares.

11. Pension -

Pension cost is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$806	$713	$1,716	$1,426
Interest cost	1,346	1,308	2,692	2,616
Expected return on plan assets	(1,643)	(1,454)	(3,286)	(2,908)
Amortization of net (asset) obligation	—	(124)	—	(248)
Amortization of prior service cost	131	131	262	262
Recognized net actuarial loss	34	120	68	240

Total net periodic pension cost	$674	$694	$1,452	$1,388

We will make a required minimum contribution to the plan of approximately $2,070 in September 2004 for the 2003 plan year with cash generated from operations.

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees. The interest cost was $12 and $18 for the quarters ended June 30, 2004 and 2003, respectively and $24 and $36 for the six months ended June 30, 2004 and 2003, respectively. The amortization of prior service cost was $0 and $3 for the quarters ended June 30, 2004 and 2003, respectively and $0 and $6 for the six months ended June 30, 2004 and 2003, respectively. The recognized net actuarial gain was ($27) and ($25) for the quarters ended June 30, 2004 and 2003, respectively and ($54) and ($50) for the six months ended June 30, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($15) and ($4) for the quarters ended June 30, 2004 and 2003, respectively and ($30) and ($8) for the six months ended June 30, 2004 and 2003, respectively.

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65. The interest cost was $9 and $13 for the quarters ended June 30, 2004 and 2003, respectively and $18 and $26 for the six months ended June 30, 2004 and 2003, respectively. The recognized net actuarial gain was ($12) and ($15) for the quarters ended June 30, 2004 and 2003, respectively and ($24) and ($30) for the six months ended June 30, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($3) and ($2) for the quarters ended June 30, 2004 and 2003, respectively and ($6) and ($4) for the six months ended June 30, 2004 and 2003, respectively.

12. Commitments and Contingencies - In February 2004, Verizon Pennsylvania filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as at the Court of Common Pleas with regard to which venue has proper jurisdiction over this matter, but we cannot predict the timing or outcome of these proceedings at this time. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

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

Overview and Segments

Our two primary operations are Commonwealth Telephone Company, or CT, which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC, (“CTSI”) our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash(R) (“Jack Flash”), our broadband data service that uses DSL technology to offer high-speed Internet access and digital connectivity solutions, that is in CT’s territory. Our “Other” segment, which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies, includes epix(R) Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services. Other also includes our corporate entity.

CT has been operating in various rural Pennsylvania markets since 1897. As of June 30, 2004, our RLEC served over 336,400 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

CTSI served over 139,300 switched access lines as of June 30, 2004, which were mainly business customers. In late 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and Jack Flash DSL. Access revenue consists primarily of charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. Local long-distance (intraLATA toll) and long-distance revenues consist of charges for such services paid by CT’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access and digital connectivity solutions provided to CT’s customers.

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

Capital Expenditures

We incur capital expenditures associated with expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line installations, comprising a significant portion of its overall capital spending, are success-based and therefore result in incremental revenue.

Results of Operations

Three months ended June 30, 2004 vs June 30, 2003

Our consolidated sales were $84,014 and $83,001 for the three months ended June 30, 2004 and 2003, respectively. Contributing to the sales increase of $1,013 or 1.2% were higher sales of CT of $2,719, partially offset by a decline in CTSI sales of $694 and a decline in Other sales of $1,012.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $40,053 for the three months ended June 30, 2004 as compared to $40,325 for the three months ended June 30, 2003, a decrease of $272.

Consolidated operating income was $26,735 for the three months ended June 30, 2004 as compared to $25,167 for the three months ended June 30, 2003. The increase of $1,568 was a result of the items discussed above and a positive settlement of $799 associated with our 2000 restructuring charge, partially offset by increased consolidated depreciation expense of $516.

Consolidated net income was $16,318 or $0.76 per diluted share for the three months ended June 30, 2004. Net income was $15,214 or $0.64 per diluted share for the three months ended June 30, 2003. Contributing to the increase in net income is the increase in operating income discussed above, an increase in other income (expense) due to a charge in 2003 of $1,450 associated with the Recapitalization Transaction (discussed on page 25) that did not recur in 2004 and an increase in interest income, partially offset by an increase in interest expense primarily due to our issuance of convertible notes in July 2003 and an increase in the provision for income taxes.

Six months ended June 30, 2004 vs June 30, 2003

Our consolidated sales were $168,394 and $166,159 for the six months ended June 30, 2004 and 2003, respectively. Contributing to the sales increase of $2,235 or 1.3% were higher sales of CT of $5,514, partially offset by a decline in CTSI sales of $1,637 and a decline in Other sales of $1,642.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $80,440 for the six months ended June 30, 2004 as compared to $80,152 for the six months ended June 30, 2003, an increase of $288.

Other operating expenses decreased $303 as a result of a positive settlement of $799 associated with our 2000 restructuring charge, partially offset by increased consolidated depreciation expense of $496.

Consolidated operating income was $53,121 for the six months ended June 30, 2004 as compared to $50,871 for the six months ended June 30, 2003. The increase of $2,250 was a result of the items discussed above.

Consolidated net income was $30,883 or $1.41 per diluted share for the six months ended June 30, 2004. Net income was $43,398 or $1.83 per diluted share for the six months ended June 30, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.56 per share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Also contributing to the decrease in net income is the increase in interest expense primarily due to our issuance of convertible notes in July 2003, partially offset by the increase in operating income discussed above, an increase in other income (expense) due to a charge in 2003 of $1,450 associated with the Recapitalization Transaction that did not recur in 2004 and an increase in interest income.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended June 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$56,925	$19,588	$11,977	$—	$25,360
CTSI	20,780	13,803	5,212	(799)	2,564
Other	6,309	6,662	836	—	(1,189)

Total	$84,014	$40,053	$18,025	$(799)	$26,735

Three months ended June 30, 2003

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$54,206	$19,293	$11,523	$23,390
CTSI	21,474	13,827	5,109	2,538
Other	7,321	7,205	877	(761)

Total	$83,001	$40,325	$17,509	$25,167

Six months ended June 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$114,441	$39,052	$23,670	$—	$51,719
CTSI	41,332	27,607	10,301	(799)	4,223
Other	12,621	13,781	1,661	—	(2,821)

Total	$168,394	$80,440	$35,632	$(799)	$53,121

Six months ended June 30, 2003

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$108,927	$38,849	$23,211	$46,867
CTSI	42,969	27,111	10,169	5,689
Other	14,263	14,192	1,756	(1,685)

Total	$166,159	$80,152	$35,136	$50,871

Installed access lines:

	June 30,
	2004	2003
CT	336,446	338,340
CTSI	139,316	135,035

Total	475,762	473,375

Commonwealth Telephone Company

Sales were $56,925 and $54,206 for the three months ended June 30, 2004 and 2003, respectively. The sales increase of $2,719 or 5.0% is primarily due to higher access, enhanced services and DSL revenues. The increase in sales is primarily due to the growth in access revenue resulting from an increase in the NECA average schedule formulas and units which drive settlements and an increase in special access circuits.

CT’s residential lines declined as additional lines were disconnected from customers switching to DSL and other high-speed products and a decline in primary residential lines, partially offset by an increase in sales of business lines.

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

CT’s sales were $114,441 and $108,927 for the six months ended June 30, 2004 and 2003, respectively. The sales increase of $5,514 or 5.1% is primarily due to higher access, enhanced services and DSL revenues.

Interstate access revenue increased $1,773 and $3,597 for the three and six months ended June 30, 2004, versus the comparable period of 2003, resulting from an increase in the NECA average schedule formulas and units that drive settlements and an increase in special access circuits.

State access revenue decreased $1,308 and $ 2,677 for the three and six months ended June 30, 2004 as compared to the comparable period of 2003, primarily as a result of the State Access Reform rate decrease and a decrease in minutes of use.

Local service revenue increased $655 and $1,388 for the three and six months ended June 30, 2004, as compared to the same period last year, primarily as a result of the State Access Reform rate increase.

Enhanced services revenue increased $656 and $1,310 for the three and six months ended June 30, 2004 in comparison to the same period last year primarily as a result of the State Access Reform price increase and increases in custom calling, Caller ID and certain other enhanced services sales.

IntraLATA toll and long-distance revenues decreased $8 for the three months ended June 30, 2004 as compared to the comparable period of 2003, due to lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $758, a trend we expect to continue. The decline was offset by an increase in revenue of $783 due to a long-distance product offering which began in early 2003. IntraLATA toll and long-distance revenues increased $157 for the six months ended June 30, 2004 as compared to the comparable period of 2003, due primarily to the long-distance product offering increasing revenue by $1,727, partially offset by the declining toll market and declining market share decreasing revenue by $1,528.

Other revenue increased $949 and $1,741 for the three and six months ended June 30, 2004 in comparison to the same period last year primarily as a result of an increase in DSL subscribers.

Costs and expenses (excluding depreciation and amortization) for the three months ended June 30, 2004 were $19,588 as compared to $19,293 for the three months ended June 30, 2003. For the six months ended June 30, 2004, costs and expenses (excluding depreciation and amortization) were $39,052 as compared to $38,849 for the six months ended June 30, 2003, an increase of $203 or .5%. The increase in expenses was primarily due to an increase in pole attachments and higher rates of $323 and $393 for the three and six month periods ended June 30, 2004, respectively; higher costs related to our new long-distance product offering including higher bad debt expense; and higher other operating tax expense of $143 and $201 for the three and six months ended June 30, 2004, respectively. These higher costs were partially offset by lower terminating access expense due to CT’s declining market share.

Depreciation and amortization expense increased $454 or 3.9% to $11,977 for the three months ended June 30, 2004. For the six months ended June 30, 2004, depreciation and amortization expense increased $459 to $23,670. The change was a result of capital expenditures in 2003 and 2004, partially offset by changes in CT’s overall composite rate.

CT’s operating income was $25,360 and $23,390 for the three months ended June 30, 2004 and 2003, respectively, an increase of $1,970 or 8.4%. CT’s operating income increased $4,852 or 10.4% to $51,719 for the six months ended June 30, 2004. The increases were a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,780 for the three months ended June 30, 2004 as compared to $21,474 for the same period in 2003. The decrease of $694 or 3.2% primarily represents a decrease in access revenue of $1,696, partially offset by an increase in local service of $425, from installed access lines; and increases in long-distance of $148, customer point-to-point circuit revenues of $141 and Jack Flash DSL and Internet revenues of $134.

The FCC rate ceilings, as further described in the Legislative and Regulatory Developments section, will result in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to local reciprocal compensation rates based on a revised Percent Local Usage (PLU) factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month in the second quarter 2004.

For the three months ended June 30, 2004, CTSI recorded approximately $1,505 or 7.2% of its revenues from compensation revenue associated with Internet service provider (“ISP”) traffic, as compared to $3,315 or 15.4% for the same period last year. As was the case in 2003, all of the allowable billable minutes on local ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2004 were billed in the first quarter.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.0% and 24.2% of CTSI’s revenues for the three months ended June 30, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The decrease in revenue was partially offset by the increase in local service. At June 30, 2004, CTSI had 139,316 installed access lines versus 135,035 installed access lines at June 30, 2003, an increase of 4,281 or 3.2%. Additionally, the increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the public switched network system.

Sequentially, in the quarter, CTSI saw its first ever decline in net lines installed, as CTSI’s base of access lines eroded by 1,087 lines. CTSI’s line weakness in the second quarter is attributed to an increased level of competitive response in the marker place. Competitors appear to be pricing and promoting their service offerings more aggressively, including offering shorter-term contracts. We are diligently working to combat the increased churn we saw in the quarter, and will monitor churn closely in the weeks and months ahead. However, our efforts will take a period of time to implement.

CTSI sales were $41,332 for the six months ended June 30, 2004 as compared to $42,969 for the same period in 2003. The decrease of $1,637 or 3.8% primarily represents a decrease in access revenue of $3,642. The FCC rate ceilings will result in reductions in revenues that CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will have a negative impact on these revenues.

For the six months ended June 30, 2004, CTSI recorded approximately $3,277 or 7.9% of its revenues from compensation revenue associated with ISP traffic, as compared to $7,179 or 16.7% for the same period last year.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 17.2% and 25.3% of CTSI’s revenues for the six months ended June 30, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon.

The decrease in revenue was partially offset by an increase in local service of $954. Additionally, the increase in point-to-point circuit revenue of $216 is due to Internet and cellular providers using our circuits to allow their networks to tie into the public switched network system. The decrease in revenue was also partially offset by increases in long-distance of $340 and Jack Flash DSL and Internet revenues of $363.

Costs and expenses (excluding depreciation and amortization and restructuring reversals) were $13,803 and $13,827 for the three months ended June 30, 2004 and 2003, respectively. Contributing to the decrease in expenses are reductions in collocate power requirements and a reduction in headcount.

For the six months ended June 30, 2004, costs and expenses (excluding depreciation and amortization and restructuring reversals) were $27,607 as compared to $27,111 for the six months ended June 30, 2003. Contributing to the increase in expenses of $496 are leased local loop charges of $389 and an increase in long-distance minutes of $140, partially offset by a reduction in collocate power requirements of $103.

Depreciation and amortization expense increased $103 or 2.0% to $5,212 for the three months ended June 30, 2004. For the six months ended June 30, 2004, depreciation and amortization expense increased $132 to $10,301. The change was a result of capital expenditures in 2003 and 2004, partially offset by changes in CTSI’s overall composite rate.

Restructuring reversals were $799 for the three and six months ended June 30, 2004 as a result of a positive settlement associated with our 2000 restructuring charge.

CTSI’s operating income was $2,564 for the three months ended June 30, 2004 as compared to $2,538 for the three months ended June 30, 2003. CTSI’s operating income was $4,223 for the six months ended June 30, 2004 as compared to $5,689 for the six months ended June 30, 2003. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $6,309 and $7,321 for the three months ended June 30, 2004 and 2003, respectively. The decrease of $1,012 or 13.8% is due to a decrease in CC and epix sales.

CC sales decreased $688 or 15.3% to $3,810 for the three months ended June 30, 2004, primarily due to a decrease in drop shipments, a decrease in business systems upgrade sales and lower communications facilities management services. epix sales decreased $324 or 11.5% to $2,499 for the three months ended June 30, 2004, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers.

For the six months ended June 30, 2004, sales of our support businesses were $12,621 as compared to $14,263 for the six months ended June 30, 2003. The decrease of $1,642 or 11.5% is due to a decrease in CC sales of $1,066 or 12.4% and decreased epix sales of $576 or 10.1%.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $6,662 and $7,205 for the three months ended June 30, 2004 and 2003, respectively. CC costs and expenses decreased $559 to $3,454 for the three months ended June 30, 2004, as compared to the same period last year, due primarily to a decrease in sales. epix expenses decreased $246 to $1,837 for the three months ended June 30, 2004, in comparison to the same period last year as a result of a reduction in the number of people focused on epix and lower transport costs. This decrease in costs was partially offset by an increase in corporate costs due primarily to higher restricted stock amortization.

For the six months ended June 30, 2004, costs and expenses (excluding depreciation and amortization) of our support businesses were $13,781 as compared to $14,192 for the six months ended June 30, 2003. Expenses at the corporate entity decreased primarily due to certain expenses related to the Recapitalization Transaction in 2003 that did not recur, partially offset by higher restricted stock amortization. epix expenses decreased $564 to $3,801 for the six months ended June 30, 2004, in comparison to the same period last year as a result of a reduction in the number of people focused on epix and lower transport costs. CC costs and expenses increased $219 to $6,943 for the six months ended June 30, 2004, in comparison to the same period last year, primarily as a result of a favorable settlement of an outstanding project dispute of $965 in 2003, partially offset by a decrease in costs due to a decrease in sales.

Depreciation and amortization expense decreased $41 for the three months ended June 30, 2004. For the six months ended June 30, 2004, depreciation and amortization expense decreased $95. The change was due to a smaller base of depreciable plant.

The operating loss in Other was ($1,189) for the three months ended June 30, 2004 as compared to ($761) for the three months ended June 30, 2003. The operating loss in Other was ($2,821) for the six months ended June 30, 2004 as compared to ($1,685) for the six months ended June 30, 2003. The changes were a result of the items discussed above.

Interest and Dividend Income

Consolidated interest and dividend income was $1,216 and $474 for the three months ended June 30, 2004 and 2003, respectively; this represents an increase of $742 or 156.5% from the comparable period of 2003. Consolidated interest and dividend income was $2,292 and $1,180 for the six months ended June 30, 2004 and 2003, respectively; an increase of $1,112 or 94.2% from the comparable period of 2003. The increase in interest and dividend income is primarily the result of the higher investment balances as a result of proceeds received from the $300,000 convertible notes offering in July 2003.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities in 2003 and amortization of debt issuance costs. We used interest rate swaps on $50,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $4,325 and $2,208 for the three months ended June 30, 2004 and 2003, respectively; this represents an increase of $2,117 or 95.9% from the comparable period of 2003. Consolidated interest expense was $8,812 and $4,596 for the six months ended June 30, 2004 and 2003, respectively; this represents an increase of $4,216 or 91.7% from the comparable period of 2003. The net increase in interest expense is a result of our issuance of convertible notes in July 2003.

Income Taxes

Our effective income tax rates were 37.0% and 35.7% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, our effective income tax rates were 37.2% and 37.1%, respectively. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. Also, we are utilizing various tax strategies to provide effective state income tax planning.

Liquidity and Capital Resources:

	June 30, 2004	December 31, 2003
Cash and temporary cash investments	$264,163	$336,035
Working capital	208,084	251,788
Long-term debt (including current maturities, notes payable and capital lease obligations)	351,442	396,380

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

On July 1, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF 04-8”), which would require all shares that are contingently issuable under our convertible debt instrument be included in our calculations of diluted earnings per share (see Note 6). Assuming conversion at the current conversion price, the debt would be convertible to 5,263,170 shares of common stock. Currently, we would only include the shares contingently issuable under our convertible notes in our calculation of diluted earnings per share if the share price of our common stock exceeds the conversion trigger prices specified in this debt instrument. Therefore, adoption by the FASB of this conclusion would negatively impact our reported earnings per share retroactively and in future periods.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. As of June 30, 2004, we had repurchased a total of 3,030,410 shares under the program with an average purchase price of $38.88, for a total all-in cost of approximately $117.8 million.

We have the following financing arrangements in place:

	June 30, 2004		June 30, 2003
	Balance	Available	Balance	Available
Revolving credit facility*	$—	$—	$5,000	$235,000
Credit agreement - CoBank	—	—	51,805	—
Revolving line of credit - CoBank	50,000	15,000	65,000	—
Convertible notes	300,000	—	—	—

Total	$350,000	$15,000	$121,805	$235,000

*	This facility was terminated on July 17, 2003.

Cash and temporary cash investments were $264,163 at June 30, 2004 as compared to $336,035 at December 31, 2003. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 2.55 to 1 at June 30, 2004 as compared to 2.56 to 1 at December 31, 2003. The net decrease is due to a decrease in cash of $71,872 primarily due to the Stock Repurchase Program and repayment of debt, partially offset by cash generated from operations. This was partially offset by a reduction in current liabilities due to the repayment of debt.

	As of June 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$62,344	$54,769
Investing activities	(17,585)	(16,777)
Financing activities	(116,631)	(26,241)

For the six months ended June 30, 2004, our net cash provided by operating activities was $62,344 comprised of net income of $30,883, non-cash depreciation and amortization of $35,632 and a reduction in other non-cash items and working capital changes of $4,171. Net cash used in investing activities of $17,585 consisted primarily of additions to property, plant and equipment of $19,921. Net cash used in financing activities of $116,631 consisted primarily of stock repurchases of $74,362 and net redemption of debt of $44,521, partially offset by proceeds of stock option exercises of $2,751.

We have a $65,000 revolving line of credit with CoBank. $15,000 of this line of credit was paid in June 2004, with a $50,000 balance outstanding. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of June 30, 2004, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 2005. We may refinance all or a portion of this line of credit when it becomes due in May 2005.

To take advantage of our favorable cash position, in the second quarter of 2004 we paid the remaining balance on our credit agreement with CoBank.

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

Four of our directors are also directors of Level 3. Our non-management Chairman, Walter Scott, Jr., is also the Chairman of Level 3. We may enter into transactions with Level 3 which will be negotiated at arm’s length.

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

The state law authorizing this alternative form of regulation for CT and other incumbent local exchange carriers, or LECs, in Pennsylvania expired on December 31, 2003. The Pennsylvania legislature to date has not taken action to extend the PUC’s power to maintain alternative regulation, but is considering legislation to reinstate this power. Representatives of CT have been actively involved in the legislative process, both individually and through our membership in various industry organizations, to renew the legislation. We believe that CT’s alternative regulation plan remains valid, because it was approved by the PUC under the law that was in effect at the time of approval, but this is an unsettled area of the law. The PUC has also asserted that all Chapter 30 plans (including CT’s) remain valid. At this time we are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

The alternative regulation plan permits CT to increase its overall rates for regulated intrastate services annually by an amount equal to inflation minus 2.0 percent. In periods of very low inflation, as during the past few years, this formula may require rate decreases. In 2003, the PUC approved a plan amendment that permits CT to defer these rate reductions for up to four years and offset them against future increases (if any). In accordance with our Chapter 30 Plan, we have recently submitted filings to the PUC to reflect the most recent impacts of inflation less the productivity offset as well as the effect of rate reductions that have been implemented for traffic terminated from several national wireless carriers. As a result of the wireless rate reductions, CT has satisfied the requirement to adjust rates for previously deferred decreases. CT remains liable to purchasers of CT’s services for the additional revenues received during the time period that the rate decreases were actually deferred. These amounts could be satisfied if CT were to defer a rate increase in the future or actually return these amounts to customers via a one-time refund or a temporary rate decrease.

On July 10, 2003, the PUC issued an order addressing intrastate access reform and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The order provides for continuation of intrastate USF funding to CT until completion of a future rulemaking proceeding by the PUC, which must be commenced no later than December 31, 2004, but which may not be completed until much later. The order also requires CT to reduce the access rates it charges to other carriers which originate or terminate intrastate long-distance calls to CT’s customers, in two phases, a mandatory first phase in 2003 and an optional second phase in 2004. We successfully completed the mandatory 2003 filing and, at the present time, have not made a decision relative to the 2004 voluntary filing. These reductions are to be matched by revenue neutral increases in rates charged to CT’s telephone customers for basic and enhanced services. Although the intent of the State Access Reform is for there to be no direct impact on CT’s revenues because of the revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for additional lines and other services.

Revenues for our RLEC’s interstate services, which currently account for approximately 32.3% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. CT’s interstate revenues come from pools that are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”), and the federal Universal Service Fund. During the Fund’s fiscal year ending June 30, 2004, CT was entitled to receive approximately $14 million in federal universal service (Interstate Common Line Support (ICLS) and Long-Term Support (LTS)) via NECA, which is equivalent to approximately $3.46 per line per month. Changes in the Universal Service Fund formulas could have a material effect on CT’s revenues. On February 12, 2004, the FCC announced that it will merge Long-Term Support, which is one category of Universal Service funding that CT currently receives, into the ICLS category; however, the FCC stated that these changes will not affect current funding levels. CT therefore anticipates that its universal service funding for the fiscal year ending June 30, 2005, will not be materially different from its funding for the previous year.

In April 2003, NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, petitioned the FCC to designate Nextel as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. The Act specifies that in order to receive ETC authority in a territory served by a rural telephone company such as CT, the petitioner must demonstrate that it can provide service throughout the rural company’s territory within a state and that its petition is in the public interest. Under current FCC rules, certification of Nextel would not affect the USF disbursements received by CT. However, in February 2004, a federal-state joint board recommended that the FCC adopt changes to its rules that could result in some reduction of USF disbursements to CT when customers choose to obtain their “primary” telecommunications service from a competing ETC. Under these recommendations, funding would be based upon the number of “primary” connections provided to end users by each company, rather than the total number of lines served. The recommendations also would affect the funding provided to competing companies, such as Nextel, if they are designated as “eligible telecommunications carriers.” The FCC has until February 2005 to act upon this recommendation. CT and other rural companies in Pennsylvania have opposed Nextel’s petition on the grounds that Nextel has not satisfied the statutory standard for ETC certification. Wireless carriers have previously been designated as ETCs in other states, but Nextel is the first wireless carrier to seek ETC status in Pennsylvania.

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

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering collocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and several wireline carriers providing for exchange of traffic between its network and theirs.

During 2003, CT received requests from wireless carriers seeking local number portability across much of its territory effective November 24, 2003, and complied with these requests in accordance with FCC requirements. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone.

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

Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. Under the new rules, Verizon will continue to be required to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these rules to the FCC for further consideration, which could result in additional changes to the rules. At this time, it appears that these rulings will not likely have a material effect on CTSI’s costs and profitability, but we cannot predict the outcomes of future court and FCC rulings. Also, during 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the Pennsylvania PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. It is unknown at this time when the FCC will act on this proposal or what effects any changes in the rate formula will have on CTSI’s costs.

Under the Telecommunications Act of 1996, the Pennsylvania PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. In 2003 and 2004, the PUC approved changes in Verizon’s rates for unbundled local loops (that is, circuits connecting business and residential users’ premises to the Verizon central office). These rates, which will become effective in September 2004, include a decrease in CTSI’s cost to obtain local loops in Verizon’s density cell 3 exchanges (where most CTSI customers are located), but an increase in the cost to serve customers in density cell 4. Overall, the impact of these rate changes for CTSI is positive. The PUC is continuing to consider proposals by Verizon and other interested parties to combine and/or realign the rates for density cells 3 and 4, but has not yet taken any action on this proposal. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than those charged by the incumbent carrier in their operating territories, which in our case is Verizon (whose access rates currently average approximately $0.0042 per minute).

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

CTSI derives a substantial portion of its revenues both directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 17.2% and 25.3% of CTSI’s revenues for the six months ended June 30, 2004 and 2003, respectively. This percentage has decreased as a result of the revised percent of local usage (PLU) factor with Verizon discussed in the following paragraph. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings will result in reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, will have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. During 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates, due to a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix reduced CTSI’s revenues by approximately $700 per month beginning November 2003. For the six months ended June 30, 2004, CTSI recorded approximately $3,277 or 7.9% of its revenues from compensation revenue from ISP traffic. This compares to $7,179 or 16.7% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $1,468 or 0.9% and $1,855 or 1.1% of our total consolidated revenues for the six months ended June 30, 2004 and 2003, respectively. Revenues from interstate access charges represented approximately 0.7% and 0.9% of our consolidated revenues, for the six months ended June 30, 2004 and 2003, respectively.

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

In February 2004, Verizon Pennsylvania filed a complaint against CTSI with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as the court of Common Pleas with regard to which venue has proper jurisdiction over this matter. At this time, we cannot predict the timing or outcome of these proceedings. The dispute does not affect our projections of future revenues, because it is limited to charges billed before November 2002.

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

(thousands of dollars)

As of June 30, 2004	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$305,250	$294,321	$316,713
Variable	$50,000	$50,000	$49,307	$50,709

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of June 30, 2004
Variable to fixed:
Hedge 4	2004	6.13%	15,000	(184)
Hedge 6	2006	5.40%	35,000	(1,880)

Hedges 1 and 2 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 matured in the third quarter 2002, and was not renewed. Hedge 7 matured in May 2003 and was not renewed. Hedge 3 matured in the second quarter of 2004 and was not renewed.

As of August 9, 2004, we had no other material exposure to market risk.

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

In February 2004, Verizon Pennsylvania filed a Petition for Resolution of a Dispute with the Pennsylvania Public Utility Commission (“PUC”), seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as at the Court of Common Pleas with regard to which venue has proper jurisdiction over this matter, but we cannot predict the timing or outcome of these proceedings at this time. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of our Common Stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our Common Stock. Repurchased shares have and will be placed in Treasury and may be used for the Company’s employee benefit plans. The table below provides information regarding settled purchases of CTE Common Stock made by us during the second quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
April 1, 2004-April 30, 2004	71,300	40.573	71,300	50,924
May 1, 2004-May 31, 2004	184,100	41.947	184,100	43,202
June 1, 2004-June 30, 2004	257,300	42.480	257,300	32,272

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 19, 2004. Matters submitted to our shareholders included:

1)	The election of the following Class I Directors to serve for a term of three (3) years:

Nominee	For	Withheld
Frank M. Henry	17,393,120	576,050
Michael J. Mahoney	17,545,807	423,363
John J. Whyte	17,637,548	331,622

Additional Directors whose term of office as a Director continued after the meeting included:

James Q. Crowe

Richard R. Jaros

Eugene Roth

Daniel E. Knowles

David C. McCourt

David C. Mitchell

Walter Scott, Jr.

2)	The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004.

For	Against	Abstain
17,691,608	272,051	5,511

3)	The approval of the Non-Management Directors’ Stock Compensation Plan.

For	Against	Abstain
13,996,748	2,381,115	19,133

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Amendment to Line of Credit Agreement by and between Commonwealth Telephone Company and CoBank, ACB dated as of May 20, 2004 is incorporated herein by reference to Exhibit 4.6 to our Post-Effective Amendment No. 4 to Form S-1 on Form S-3 as filed with the Commission on July 26, 2004, Registration No. 333-110325.

10.1	Agreement and Release dated as of July 20, 2004, by and between Commonwealth Telephone Enterprises, Inc. and James DePolo is incorporated herein by reference to Exhibit 10.16 to our Post-Effective Amendment No. 4 to Form S-1 on Form S-3 as filed with the Commission on July 26, 2004, Registration No. 333-110325.

10.2	Commonwealth Telephone Enterprises, Inc. Non-Management Directors’ Stock Compensation Plan effective February 25, 2004.

10.3	Amended Common-Wealth Builder 401(k) Plan dated as of July 16, 2004 is incorporated herein by reference to Form S-8 Registration Statement of Registrant as filed with the Commission on July 16, 2004, Registration No. 333-117450.

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K

On June 24, 2004, the Company filed a report on Item 5 of Form 8-K to announce the appointment of Eileen O’Neill Odum as Executive Vice President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)