Form 10-Q
period 2004-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2004-11-09
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004 there were 20,967,826 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$83,776	$84,961	$252,170	$251,120
Costs and expenses, excluding depreciation and amortization and restructuring reversals	40,402	40,518	120,842	120,670
Depreciation and amortization	17,706	17,880	53,338	53,016
Restructuring reversals	—	—	(799)	—

Operating income	25,668	26,563	78,789	77,434
Interest and dividend income	1,755	1,006	4,047	2,186
Interest expense	(3,585)	(4,429)	(12,397)	(9,025)
Other income (expense), net	(32)	45	487	(1,113)
Equity in income of unconsolidated entities	240	201	2,265	1,855

Income before income taxes and cumulative effect of accounting change	24,046	23,386	73,191	71,337
Provision for income taxes	8,927	8,723	27,189	26,506

Income before cumulative effect of accounting change	15,119	14,663	46,002	44,831
Cumulative effect of accounting change, net of tax	—	—	—	13,230

Net income	$15,119	$14,663	$46,002	$58,061
Unrealized gain on derivative instruments, net of tax	206	584	1,355	1,033

Comprehensive income	$15,325	$15,247	$47,357	$59,094

Basic earnings per share:
Income before cumulative effect of accounting change	$0.72	$0.62	$2.15	$1.91
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income	$0.72	$0.62	$2.15	$2.47

Weighted average shares outstanding	20,957,919	23,608,855	21,434,209	23,520,895
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.71	$0.62	$2.13	$1.89
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income	$0.71	$0.62	$2.13	$2.45

Weighted average shares and common stock equivalents outstanding	21,164,781	23,783,146	21,613,082	23,704,746

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$269,989	$336,035
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $2,473 at September 30, 2004 and $2,329 at December 31, 2003	48,953	50,240
Other current assets	12,698	9,387
Deferred income taxes	17,823	17,016

Total current assets	349,463	412,678
Property, plant and equipment, net of accumulated depreciation of $495,288 at September 30, 2004 and $452,989 at December 31, 2003	388,585	410,485
Investments	11,211	10,204
Other assets	16,995	18,286

Total assets	$766,254	$851,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,623
Capital lease obligation	721	777
Notes payable	35,000	65,000
Accounts payable	25,905	29,135
Accrued restructuring expense	324	812
Accrued expenses	49,464	49,045
Accrued interest	2,555	5,286
Advance billings and customer deposits	5,497	5,212

Total current liabilities	119,466	160,890
Long-term debt	300,000	323,898
Capital lease obligation	541	1,082
Deferred income taxes	85,037	79,876
Other liabilities	18,889	23,178
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,011,862 and 24,013,902; outstanding: 20,967,826 and 22,806,886, at September 30, 2004 and December 31, 2003, respectively)	24,012	24,014
Additional paid-in capital	277,887	267,076
Deferred compensation	(11,108)	(6,451)
Accumulated other comprehensive loss	(1,135)	(2,490)
Retained earnings	70,902	24,900
Treasury stock at cost, 3,044,036 and 1,207,016 shares at September 30, 2004 and December 31, 2003, respectively	(118,237)	(44,320)

Total common shareholders’ equity	242,321	262,729

Total liabilities and shareholders’ equity	$766,254	$851,653

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$95,799	$98,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(31,390)	(29,598)
Other	1,238	2,147

Net cash used in investing activities	(30,152)	(27,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	300,000
Redemption of long-term debt	(29,521)	(55,382)
Redemption of short-term debt	(30,000)	—
Proceeds from exercise of stock options	3,066	3,373
Capital lease payments	(597)	(218)
Payment made for debt issuance costs	(77)	(8,369)
Stock repurchases	(74,564)	—

Net cash (used in)/provided by financing activities	(131,693)	239,404

Net (decrease)/increase in cash and temporary cash investments	(66,046)	310,405

Cash and temporary cash investments at beginning of year	336,035	34,935

Cash and temporary cash investments at September 30,	$269,989	$345,340

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$13,691	$6,549

Income taxes	$19,873	$15,977

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990
Net income						58,061		58,061
Restricted stock	171		6,405	(4,692)				1,884
Conversions	8	(8)						—
Stock plan transactions	124		3,249					3,373
Executive stock purchase plan				(286)				(286)
Tax benefits related to stock options			556					556
Recapitalization	2,208	(2,026)	(182)					—
Retire treasury stock		(3,784)				(125,934)	129,718	—
Unrealized gain on derivative instruments, net of tax					1,033			1,033
401(k) match			67				357	424

Balance, September 30, 2003	$24,000	$—	$266,689	$(7,654)	$(5,928)	$10,096	$(1,168)	$286,035

Balance, December 31, 2003	$24,014	$—	$267,076	$(6,451)	$(2,490)	$24,900	$(44,320)	$262,729
Net income						46,002		46,002
Restricted stock	(114)		7,277	(4,219)				2,944
Stock plan transactions	112		2,953					3,065
Executive stock purchase plan				(438)				(438)
Tax benefits related to stock options			431					431
Stock repurchases							(74,564)	(74,564)
Unrealized gain on derivative instruments, net of tax					1,355			1,355
401(k) match			150				647	797

Balance, September 30, 2004	$24,012	$—	$277,887	$(11,108)	$(1,135)	$70,902	$(118,237)	$242,321

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	21,488,697	44,484	21,444,213	5,818,684	3,784,649	2,034,035
Conversions	8,654	—	8,654	(8,654)	—	(8,654)
Stock plan transactions	124,013	—	124,013	—	—	—
Recapitalization	2,207,659		2,207,659	(2,025,381)	—	(2,025,381)
Retire treasury stock	—	—	—	(3,784,649)	(3,784,649)	—
Restricted stock	171,125	—	171,125	—	—	—
401(k) match	—	(10,421)	10,421	—	—	—

Balance, September 30, 2003	24,000,148	34,063	23,966,085	—	—	—

	Common Stock			Class B Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2003	24,013,902	1,207,016	22,806,886	—	—	—
Stock plan transactions	112,431	—	112,431	—	—	—
Stock repurchase program	—	1,855,910	(1,855,910)	—	—	—
401(k) match	—	(18,890)	18,890	—	—	—
Restricted stock	(6,750)	—	(6,750)	—	—	—
Restricted stock conversion	(107,721)	—	(107,721)

Balance, September 30, 2004	24,011,862	3,044,036	20,967,826	—	—	—

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

2. Stock-Based Compensation - We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no options granted during the three-month and nine-month periods ended September 30, 2004 and 2003; as a result, no Black-Scholes valuation was required to be made.

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and nine months ended 2004 and 2003, respectively, are:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income - as reported	$15,119	$14,663	$46,002	$58,061
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	756	609	2,336	1,554
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,411)	(1,428)	(4,371)	(4,135)

Net income - pro forma	$14,464	$13,844	$43,967	$55,480

Net income per share:
Basic earnings per share - as reported	$0.72	$0.62	$2.15	$2.47
Basic earnings per share - pro forma	0.69	0.59	2.05	2.36
Diluted earnings per share - as reported	0.71	0.62	2.13	2.45
Diluted earnings per share - pro forma	0.68	0.58	2.03	2.35

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended September 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$62,104	$20,783	$6,132	$89,019
Elimination of intersegment sales	5,127	110	6	5,243
External sales	56,977	20,673	6,126	83,776
Costs and expenses, excluding depreciation and amortization	20,042	14,060	6,300	40,402
Depreciation and amortization	12,117	5,009	580	17,706
Operating income (loss)	24,818	1,604	(754)	25,668

Three months ended September 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$60,985	$21,882	$5,713	$88,580
Elimination of intersegment sales	3,420	180	19	3,619
External sales	57,565	21,702	5,694	84,961
Costs and expenses, excluding depreciation and amortization	20,058	14,444	6,016	40,518
Depreciation and amortization	11,786	5,225	869	17,880
Operating income (loss)	25,721	2,033	(1,191)	26,563

Nine months ended September 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$185,240	$62,349	$18,766	$266,355
Elimination of intersegment sales	13,822	344	19	14,185
External sales	171,418	62,005	18,747	252,170
Costs and expenses, excluding depreciation and amortization and restructuring reversals	59,094	41,667	20,081	120,842
Depreciation and amortization	35,787	15,310	2,241	53,338
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	76,537	5,827	(3,575)	78,789

Nine months ended September 30, 2003

	CT	CTSI	Other	Consolidated
Sales	$176,161	$65,196	$20,029	$261,386
Elimination of intersegment sales	9,669	525	72	10,266
External sales	166,492	64,671	19,957	251,120
Costs and expenses, excluding depreciation and amortization	58,907	41,555	20,208	120,670
Depreciation and amortization	34,997	15,394	2,625	53,016
Operating income (loss)	72,588	7,722	(2,876)	77,434

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes and cumulative effect of accounting change:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating income from reportable segments	$26,422	$27,754	$82,364	$80,310
Other segment	(754)	(1,191)	(3,575)	(2,876)
Interest and dividend income	1,755	1,006	4,047	2,186
Interest expense	(3,585)	(4,429)	(12,397)	(9,025)
Other income (expense), net	(32)	45	487	(1,113)
Equity in income of unconsolidated entities	240	201	2,265	1,855

Consolidated income before income taxes and cumulative effect of accounting change	$24,046	$23,386	$73,191	$71,337

4. Revenue Recognition - Local telephone service is recorded based on tariffed or contracted rates. Telephone network access and long-distance revenues are derived from access charges, toll rates and settlement arrangements. CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association (“NECA”). Final interstate revenues are based on nationwide average costs applied to certain demand quantities. Increases to CT’s reserve for doubtful accounts are charged against revenue. Internet access service revenues are based on contracted fees. Long-distance telephone service revenues are recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided. Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact (positive or negative) on our results of operations. Long-term contracts of CC are accounted for on the percentage-of-completion method. We defer and amortize CT, CTSI and epix installation revenue as well as direct incremental service installation costs over their respective estimated customer life. We carry in the Consolidated Balance Sheets deferred credits of $6,160 and $5,895 as of September 30, 2004 and December 31, 2003, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $6,160 and $5,895 as of September 30, 2004 and December 31, 2003, respectively, in other assets representing the unamortized portion of installation costs.

5. CTE Stock Options and Restricted Stock - As of September 30, 2004, we had approximately 1,183,000 options outstanding at exercise prices ranging from $11.097 to $54.3125. During the first nine months of 2004, no options were granted, 13,700 options were canceled and 112,431 options were exercised, yielding cash proceeds of $3,066.

As provided for in the CTE Equity Incentive Plan, we granted 155,000 shares of restricted stock in 2000, of which 33,750 have been canceled. As of September 30, 2004, the remaining 121,250 shares were vested. The compensation cost related to the restricted stock granted in 2000 was $554 and $998 in the nine month periods ended September 30, 2004 and 2003, respectively. In February, April, May and September of 2003 we granted an additional 162,125 shares of restricted stock that vest over four years, of which 15,250 have been canceled. As of September 30, 2004, 38,403 shares were vested. The compensation cost related to these issues of restricted stock was $1,064 and $855 in the nine month periods ended September 30, 2004 and 2003, respectively. In February, May and July of 2004, we granted an additional 171,050 shares of restricted stock units that vest over four years, of which 1,000 have been canceled. The fair value of the restricted stock units issued to be recognized as compensation cost over the four year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to this issue of restricted stock units was $965 in the nine month period ended September 30, 2004.

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September 2003, 9,000 shares were issued. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock was $247 in the nine month period ended September 30, 2004. As of September 30, 2004, 9,000 or all of the shares were vested. In May of 2004, we granted an additional 9,000 shares of restricted stock units. The fair value of the restricted stock units issued of $376 to be recognized as compensation cost over the one year vesting period has been recognized as deferred compensation. The compensation cost related to this issue of restricted stock units was $125 in the nine month period ended September 30, 2004.

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock and Class B common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock and Class B common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented, were approximately 20,200 and 35,500 for the three months ended September 30, 2004 and 2003, respectively, and 31,700 and 45,400 for the nine months ended September 30, 2004 and 2003, respectively.

Should our convertible debt, which was issued July 18, 2003, meet the required conditions for holders to be able to convert the debentures, the resulting shares would be included in the calculation of diluted earnings per share. Also, the numerator will be adjusted to exclude (add back) the after-tax amount of interest recognized in the period associated with the convertible debt. Per SFAS No. 128, “Earnings Per Share” (“SFAS 128”), diluted earnings per share should be based on the most advantageous conversion rate from the standpoint of the holder. The computation of diluted earnings per share will also consider effects of anti-dilution and follow the requirements of SFAS 128 in this regard.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The consensus reached by the EITF is expected to be effective for periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus. Assuming conversion at the current conversion price, the debt would be convertible to 5,263,170 shares of common stock. The effect on diluted earnings per share would be ($0.08) and ($0.05) for the three months ended September 30, 2004 and 2003, respectively, and ($0.24) and ($0.09) for the nine months ended September 30, 2004 and 2003, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income before cumulative effect of accounting change	$15,119	$14,663	$46,002	$44,831
Cumulative effect of accounting change, net of tax	—	—	—	13,230

Net income	$15,119	$14,663	$46,002	$58,061

Basic earnings per share:
Weighted average shares outstanding	20,957,919	23,608,855	21,434,209	23,520,895

Income before cumulative effect of accounting change	$0.72	$0.62	$2.15	$1.91
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income per share	$0.72	$0.62	$2.15	$2.47

Diluted earnings per share:
Weighted average shares outstanding	20,957,919	23,608,855	21,434,209	23,520,895
Dilutive shares resulting from common stock equivalents	206,862	174,291	178,873	183,851

Weighted average shares and common stock equivalents outstanding	21,164,781	23,783,146	21,613,082	23,704,746

Income before cumulative effect of accounting change	$0.71	$0.62	$2.13	$1.89
Cumulative effect of accounting change, net of tax	—	—	—	0.56

Net income per share	$0.71	$0.62	$2.13	$2.45

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive income and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the nine months ended September 30, 2004, we recorded an adjustment of ($2,084) (($1,355) net of tax) to adjust the fair value of the swaps to ($1,746). In the nine months ended September 30, 2003, we recorded an adjustment of ($1,588) (($1,033) net of tax) to adjust the fair value of the swaps to ($4,753).

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

In the third quarter of 2004, we reversed $222 from our allowance associated with disposal costs of exit market inventory, which we believe is no longer required. In the third quarter of 2004, we established a reserve of $250 related to a dispute with a vendor concerning cancellation of certain purchase orders. In addition, we received proceeds from assets previously written-off of $28. Our liability remaining at September 30, 2004, was $324. In the nine months ended September 2004, $607 of our remaining liability was reversed due to a settlement of a customer claim associated with the assignment of customers to another CLEC, and $131 of our liability was paid. Also, assets held on consignment by a third-party reseller were sold, returning a gain of $220 for the nine months ended September 30, 2004.

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

Accrued restructuring expense comprises the following:

	Provision	Payments	Balance December 31, 2000	Payments	Reversal of Provision	Balance December 31, 2001	Payments	Reversal of Provision
Employee termination benefits	$2,628	$(1,572)	$1,056	$(962)	$(94)	$—	$—	$—
Contract terminations and settlements	15,294	—	15,294	(5,150)	(3,788)	6,356	(1,361)	(2,966)
Removal and restoration costs	2,286	—	2,286	(1,063)	(770)	453	(10)	(443)
Investment advisory and other fees	3,500	(311)	3,189	(1,017)	(1,600)	572	(41)	(531)

Total accrued restructuring expense	$23,708	$(1,883)	$21,825	$(8,192)	$(6,252)	$7,381	$(1,412)	$(3,940)

	Balance December 31, 2002	Payments	Reversal of Provision	Balance December 31, 2003	Provision	Payments	Reversal of Provision	Balance September 30, 2004
Employee termination benefits	$—	$—	$—	$—	$—	$—	$—	$—
Contract terminations and settlements	2,029	(427)	(790)	812	250	(131)	(607)	324
Removal and restoration costs	—	—	—	—	—	—	—	—
Investment advisory and other fees	—	—	—	—	—	—	—	—

Total accrued restructuring expense	$2,029	$(427)	$(790)	$812	$250	$(131)	$(607)	$324

9. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at September 30, 2004 and 2003. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of September 30, 2004, we had repurchases that settled for a total of 3,035,110 shares under the program, with an average purchase price of $38.89, for a total all-in cost of approximately $118.0 million. As of December 31, 2003, we had repurchased 1,179,200 shares for a total all-in cost of approximately $43.4 million.

10. Pension -

Pension cost is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$806	$713	$2,522	$2,139
Interest cost	1,346	1,308	4,038	3,924
Expected return on plan assets	(1,643)	(1,454)	(4,929)	(4,362)
Amortization of net (asset) obligation	—	(124)	—	(372)
Amortization of prior service cost	131	131	393	393
Recognized net actuarial loss	34	120	102	360

Total net periodic pension cost	$674	$694	$2,126	$2,082

We made a required minimum contribution to the plan of $2,070 in September 2004 for the 2003 plan year with cash generated from operations.

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees. The interest cost was $12 and $18 for the quarters ended September 30, 2004 and 2003, respectively and $36 and $48 for the nine months ended September 30, 2004 and 2003, respectively. The amortization of prior service cost was $0 and $3 for the quarters ended September 30, 2004 and 2003, respectively and $0 and $9 for the nine months ended September 30, 2004 and 2003, respectively. The recognized net actuarial gain was ($27) and ($25) for the quarters ended September 30, 2004 and 2003, respectively and ($81) and ($75) for the nine months ended September 30, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($15) and ($4) for the quarters ended September 30, 2004 and 2003, respectively and ($45) and ($12) for the nine months ended September 30, 2004 and 2003, respectively.

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65. The interest cost was $9 and $13 for the quarters ended September 30, 2004 and 2003, respectively and $27 and $39 for the nine months ended September 30, 2004 and 2003, respectively. The recognized net actuarial gain was ($12) and ($15) for the quarters ended September 30, 2004 and 2003, respectively and ($36) and ($45) for the nine months ended September 30, 2004 and 2003, respectively. The total net periodic postretirement benefit was ($3) and ($2) for the quarters ended September 30, 2004 and 2003, respectively and ($9) and ($6) for the nine months ended September 30, 2004 and 2003, respectively.

11. Commitments and Contingencies - In February 2004, Verizon Pennsylvania filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as at the Court of Common Pleas with regard to which venue has proper jurisdiction over this matter. The PUC has ruled that they have appropriate jurisdiction over this matter and Discovery has begun at the PUC level with a hearing date having been scheduled in late January 2005. On October 18, 2004, the Court of Common Pleas denied CTSI’s request that venue be transferred from the PUC to the Court of Common Pleas and CTSI has thirty days to decide whether to appeal its decision. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2004, our RLEC served over 334,700 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

CTSI served over 140,500 switched access lines as of September 30, 2004, which were mainly business customers. In late 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

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

Capital Expenditures

We incur capital expenditures associated with expenditures for upgrading existing facilities and costs related to the provisioning of DSL services in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line installations comprise a significant portion of its overall capital spending and result in incremental revenue.

Results of Operations

Three months ended September 30, 2004 vs September 30, 2003

Our consolidated sales were $83,776 and $84,961 for the three months ended September 30, 2004 and 2003, respectively. Contributing to the sales decrease of $1,185 or 1.4% were lower sales of CT of $588 and a decline in CTSI sales of $1,029, partially offset by an increase in Other sales of $432.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $40,402 for the three months ended September 30, 2004 as compared to $40,518 for the three months ended September 30, 2003, a decrease of $116.

Consolidated operating income was $25,668 for the three months ended September 30, 2004 as compared to $26,563 for the three months ended September 30, 2003. The decrease of $895 was a result of the decrease in consolidated sales, partially offset by decreased consolidated operating costs and expenses and decreased consolidated depreciation expense of $174.

Consolidated net income was $15,119 or $0.71 per diluted share for the three months ended September 30, 2004. Net income was $14,663 or $0.62 per diluted share for the three months ended September 30, 2003. Contributing to the increase in net income is an increase in interest income primarily from higher temporary cash investment balances and a decrease in interest expense primarily due to our repayment of debt, partially offset by the decrease in operating income discussed above and an increase in the provision for income taxes.

Nine months ended September 30, 2004 vs September 30, 2003

Our consolidated sales were $252,170 and $251,120 for the nine months ended September 30, 2004 and 2003, respectively. Contributing to the sales increase of $1,050 or 0.4% were higher sales of CT of $4,926, partially offset by a decline in CTSI sales of $2,666 and a decline in Other sales of $1,210.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $120,842 for the nine months ended September 30, 2004 as compared to $120,670 for the nine months ended September 30, 2003, an increase of $172.

Other operating expenses, which include depreciation and amortization and restructuring reversals, decreased $477 as a result of a positive settlement of $799 associated with our 2000 restructuring charge, partially offset by increased consolidated depreciation expense of $322.

Consolidated operating income was $78,789 for the nine months ended September 30, 2004 as compared to $77,434 for the nine months ended September 30, 2003. The increase of $1,355 was a result of the items discussed above.

Consolidated net income was $46,002 or $2.13 per diluted share for the nine months ended September 30, 2004. Net income was $58,061 or $2.45 per diluted share for the nine months ended September 30, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.56 per share associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Also contributing to the decrease in net income is the increase in interest expense primarily due to our issuance of convertible notes in July 2003, partially offset by the increase in operating income discussed above, an increase in other income (expense) due to a charge in 2003 of $1,450 associated with the Recapitalization Transaction that did not recur in 2004 and an increase in interest income.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended September 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$56,977	$20,042	$12,117	$24,818
CTSI	20,673	14,060	5,009	1,604
Other	6,126	6,300	580	(754)

Total	$83,776	$40,402	$17,706	$25,668

Three months ended September 30, 2003
	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$57,565	$20,058	$11,786	$25,721
CTSI	21,702	14,444	5,225	2,033
Other	5,694	6,016	869	(1,191)

Total	$84,961	$40,518	$17,880	$26,563

Nine months ended September 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$171,418	$59,094	$35,787	$—	$76,537
CTSI	62,005	41,667	15,310	(799)	5,827
Other	18,747	20,081	2,241	—	(3,575)

Total	$252,170	$120,842	$53,338	$(799)	$78,789

Nine months ended September 30, 2003

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$166,492	$58,907	$34,997	$72,588
CTSI	64,671	41,555	15,394	7,722
Other	19,957	20,208	2,625	(2,876)

Total	$251,120	$120,670	$53,016	$77,434

Installed access lines:

	September 30,
	2004	2003
CT	334,766	338,514
CTSI	140,530	137,923

Total	475,296	476,437

Commonwealth Telephone Company

Sales were $56,977 and $57,565 for the three months ended September 30, 2004 and 2003, respectively. The sales decrease of $588 or 1.0% is primarily due to lower access revenues and a recovery of $965 of our WorldCom receivable in 2003 that did not recur in 2004, partially offset by increases in enhanced services, local, DSL and intraLATA toll and long-distance revenues.

CT’s residential lines declined as additional lines were disconnected from customers switching to DSL and other high-speed products and a decline in primary residential lines. Business lines decreased as a result of fewer epix company lines as epix customers migrate to broadband services.

On December 31, 2003, in compliance with an order issued by the Pennsylvania Public Utility Commission, we implemented the mandatory phase of State Access Reform. The order required CT, along with certain other local exchange carriers, to reduce the access rates it charges other carriers which originate or terminate intrastate long-distance calls to CT’s customers. These reductions were matched by revenue neutral increases in rates charged to CT’s basic telephone customers. Although the intent of the State Access Reform is for there to be no direct impact on CT’s revenues because of the revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for lines and other services.

CT’s sales were $171,418 and $166,492 for the nine months ended September 30, 2004 and 2003, respectively. The sales increase of $4,926 or 3.0% is primarily due to higher enhanced services, local, DSL and intraLATA toll and long-distance revenues, partially offset by lower access revenues and a recovery of $965 of our WorldCom receivable in 2003 that did not recur in 2004.

Interstate access revenue increased $348 and $3,945 for the three and nine months ended September 30, 2004, versus the comparable period of 2003, resulting from units that drive settlements and an increase in special access circuits. For the nine months ended September 30, 2004, the increase is also due to an increase in the NECA average schedule settlements. Due to a slight decline in the NECA average schedule formulas that was placed into effect July 1, 2004, the increase in interstate access revenue was smaller in the quarter than in the two prior quarters of 2004. These average schedule formulas are updated annually.

State access revenue decreased $2,111 for the three months ended September 30, 2004 as compared to the comparable period of 2003, primarily as a result of the State Access Reform rate decrease of $1,031, wireless interconnection rate reductions of $438 and a decrease in minutes of use of $346. State access revenue decreased $4,787 for the nine months ended September 30, 2004 as compared to the comparable period of 2003, primarily as a result of the State Access Reform rate decrease of $3,434 and wireless interconnection rate reductions of $824.

Local service revenue increased $558 and $1,945 for the three and nine months ended September 30, 2004, as compared to the same period last year, primarily as a result of the State Access Reform rate increase.

Enhanced services revenue increased $582 and $1,892 for the three and nine months ended September 30, 2004 in comparison to the same period last year primarily as a result of the State Access Reform price increase of $452 and $1,375, respectively and increases in custom calling, Caller ID and certain other enhanced services sales.

IntraLATA toll and long-distance revenues increased $300 for the three months ended September 30, 2004 as compared to the comparable period of 2003, due to an increase in revenue of $1,077 due to a long-distance product offering which began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $728, a trend we expect to continue. IntraLATA toll and long-distance revenues increased $456 for the nine months ended September 30, 2004 as compared to the comparable period of 2003, due primarily to the long-distance product offering increasing revenue by $2,803, partially offset by the declining toll market and declining market share at CT, decreasing revenue by $2,256.

Other revenue decreased $262 for the three months ended September 30, 2004 in comparison to the same period last year primarily as a result of a recovery of $965 in 2003 related to a third party vendor assuming our WorldCom receivables that were previously written off. This decrease was partially offset by an increase in DSL subscribers. Other revenue increased $1,479 for the nine months ended September 30, 2004 in comparison to the same period last year primarily as a result of an increase in DSL subscribers.

Costs and expenses (excluding depreciation and amortization) for the three months ended September 30, 2004 were $20,042 as compared to $20,058 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, costs and expenses (excluding depreciation and amortization) were $59,094 as compared to $58,907 for the nine months ended September 30, 2003, an increase of $187 or 0.3%. The increase in expenses for the nine months ended September 30, 2004 was primarily due to an increase in pole attachments and associated higher rates of $587; and higher costs related to our new long-distance product offering including higher bad debt expense. These higher costs were partially offset by lower terminating access expense due to CT’s lower toll minutes.

Depreciation and amortization expense increased $331 or 2.8% to $12,117 for the three months ended September 30, 2004. For the nine months ended September 30, 2004, depreciation and amortization expense increased $790 to $35,787. The change was a result of capital expenditures in 2003 and 2004, partially offset by changes in CT’s overall composite rate.

CT’s operating income was $24,818 and $25,721 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $903 or 3.5%. The decrease was a result of the items discussed above. CT’s operating income increased $3,949 or 5.4% to $76,537 for the nine months ended September 30, 2004. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,673 for the three months ended September 30, 2004 as compared to $21,702 for the same period in 2003. The decrease of $1,029 or 4.7% primarily represents a decrease in access revenue of $1,761, partially offset by an increase in local service of $186, from installed access lines; and increases in customer point-to-point circuit revenues of $262 and Jack Flash DSL and Internet revenues of $232.

The FCC rate ceilings, as further described in the Legislative and Regulatory Developments section, have resulted in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to local reciprocal compensation rates based on a revised Percent Local Usage (PLU) factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month in the third quarter 2004 as compared to the third quarter of 2003.

For the three months ended September 30, 2004, CTSI recorded approximately $1,442 or 7.0% of its revenues from compensation revenue associated with Internet service provider (“ISP”) traffic, as compared to $3,061 or 14.1% for the same period last year. As was the case in 2003, all of the allowable billable minutes on local ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2004 were billed in the first quarter. Effective October 8, 2004, the FCC will no longer enforce the cap on the number of minutes for which compensation can be collected, but will continue to limit the rate that can be charged. This FCC decision will result in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 15.3% and 22.9% of CTSI’s revenues for the three months ended September 30, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The decrease in revenue was partially offset by the increase in local service. At September 30, 2004, CTSI had 140,530 installed access lines versus 137,923 installed access lines at September 30, 2003, an increase of 2,607 or 1.9%. Additionally, the increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our circuits to allow their networks to tie into the public switched network system.

CTSI sales were $62,005 for the nine months ended September 30, 2004 as compared to $64,671 for the same period in 2003. The decrease of $2,666 or 4.1% primarily represents a decrease in access revenue of $5,543. The FCC rate ceilings have resulted in reductions in revenues that CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will have a negative impact on these revenues. CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 16.5% and 24.5% of CTSI’s revenues for the nine months ended September 30, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon.

For the nine months ended September 30, 2004, CTSI recorded approximately $4,719 or 7.6% of its revenues from compensation revenue associated with ISP traffic, as compared to $10,240 or 15.8% for the same period last year.

The decrease in revenue was partially offset by an increase in local service of $1,117. Additionally, the increase in point-to-point circuit revenue of $478 is due to Internet and cellular providers and IXCs using our circuits to allow their networks to tie into the public switched network system. The decrease in revenue was also partially offset by increases in long-distance revenue of $245 and Jack Flash DSL and Internet revenues of $661.

Costs and expenses (excluding depreciation and amortization and restructuring reversals) were $14,060 and $14,444 for the three months ended September 30, 2004 and 2003, respectively. Contributing to the decrease in expenses are reductions in collocate power requirements and a reduction in headcount.

For the nine months ended September 30, 2004, costs and expenses (excluding depreciation and amortization and restructuring reversals) were $41,667 as compared to $41,555 for the nine months ended September 30, 2003. Contributing to the increase in expenses of $112 are leased local loop charges of $289 and an increase in long-distance minutes of $217, partially offset by a reduction in collocate power requirements of $256 and a reduction in headcount.

Depreciation and amortization expense decreased $216 or 4.1% to $5,009 for the three months ended September 30, 2004. For the nine months ended September 30, 2004, depreciation and amortization expense decreased $84 to $15,310. The change was a result of certain assets becoming fully depreciated.

Restructuring reversals were $799 for the nine months ended September 30, 2004 as a result of a positive settlement associated with our 2000 restructuring charge.

CTSI’s operating income was $1,604 for the three months ended September 30, 2004 as compared to $2,033 for the three months ended September 30, 2003. CTSI’s operating income was $5,827 for the nine months ended September 30, 2004 as compared to $7,722 for the nine months ended September 30, 2003. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $6,126 and $5,694 for the three months ended September 30, 2004 and 2003, respectively. The increase of $432 or 7.6% is due to an increase in CC sales, partially offset by a decrease in epix sales.

CC sales increased $879 or 30.2% to $3,787 for the three months ended September 30, 2004, primarily due to an increase in new installations of business systems. epix sales decreased $447 or 16.0% to $2,339 for the three months ended September 30, 2004, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers.

For the nine months ended September 30, 2004, sales of our support businesses were $18,747 as compared to $19,957 for the nine months ended September 30, 2003. The decrease of $1,210 or 6.1% is due to a decrease in epix sales of $1,023 or 12.1% and decreased CC sales of $187 or 1.6%.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $6,300 and $6,016 for the three months ended September 30, 2004 and 2003, respectively. CC costs and expenses increased $671 to $3,412 for the three months ended September 30, 2004, as compared to the same period last year, due primarily to an increase in sales. epix expenses decreased $318 to $1,686 for the three months ended September 30, 2004, in comparison to the same period last year, as a result of a reduction in the number of people at epix and lower transport costs, partially offset by higher advertising expense.

For the nine months ended September 30, 2004, costs and expenses (excluding depreciation and amortization) of our support businesses were $20,081 as compared to $20,208 for the nine months ended September 30, 2003. Expenses at the corporate entity decreased primarily due to certain expenses related to the Recapitalization Transaction in 2003 that did not recur, partially offset by higher restricted stock amortization. epix expenses decreased $882 to $5,487 for the nine months ended September 30, 2004, in comparison to the same period last year as a result of a reduction in the number of people at epix, lower bad debt expense and lower transport costs. CC costs and expenses increased $890 to $10,355 for the nine months ended September 30, 2004, in comparison to the same period last year, primarily as a result of a favorable settlement of an outstanding project dispute of $965 in 2003.

Depreciation and amortization expense decreased $289 for the three months ended September 30, 2004. For the nine months ended September 30, 2004, depreciation and amortization expense decreased $384. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($754) for the three months ended September 30, 2004 as compared to ($1,191) for the three months ended September 30, 2003. The operating loss in Other was ($3,575) for the nine months ended September 30, 2004 as compared to ($2,876) for the nine months ended September 30, 2003. The changes were a result of the items discussed above.

Interest and Dividend Income

Consolidated interest and dividend income was $1,755 and $1,006 for the three months ended September 30, 2004 and 2003, respectively; this represents an increase of $749 or 74.5% from the comparable period of 2003. Consolidated interest and dividend income was $4,047 and $2,186 for the nine months ended September 30, 2004 and 2003, respectively; an increase of $1,861 or 85.1% from the comparable period of 2003. The increase in interest and dividend income is primarily the result of the higher temporary cash investment balances as a result of proceeds received from the $300,000 convertible notes offering in July 2003 and a higher Rural Telephone Bank dividend rate of 6% versus 4.2% in 2003.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (“CoBank”), interest on revolving credit facilities in 2003 and amortization of debt issuance costs. We used interest rate swaps on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,585 and $4,429 for the three months ended September 30, 2004 and 2003, respectively; this represents a decrease of $844 or 19.1% from the comparable period of 2003. The net decrease in interest expense is due to repayment of debt and lower loan balances at high rates. Consolidated interest expense was $12,397 and $9,025 for the nine months ended September 30, 2004 and 2003, respectively; this represents an increase of $3,372 or 37.4% from the comparable period of 2003. The net increase in interest expense is a result of our issuance of convertible notes in July 2003.

Income Taxes

Our effective income tax rates were 37.1% and 37.3% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our effective income tax rates were 37.1% and 37.2%, respectively. In December 2002, we reorganized our legal entity structure to allow the state of Pennsylvania tax losses of CLD and epix to be offset against state taxable income of CT. Also, we are utilizing various tax strategies to provide effective state income tax planning.

Liquidity and Capital Resources:

	September 30, 2004	December 31, 2003
Cash and temporary cash investments	$269,989	$336,035
Working capital	229,997	251,788
Long-term debt (including current maturities, notes payable and capital lease obligations)	336,262	396,380

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. The net proceeds from this offering, in addition to cash generated from operations, are being and will be used for working capital, capital expenditures and other general corporate purposes. In addition, other uses of cash may include potential acquisitions, new product offerings, debt retirement and common stock repurchases. We continue to assess several options for use of our cash, which includes the payment of a dividend. The payment of any cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends.

The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF 04-8”), which would require all shares that are contingently issuable under our convertible debt instrument be included in our calculations of diluted earnings per share (see Note 6). Assuming conversion at the current conversion price, the debt would be convertible to 5,263,170 shares of common stock. Currently, we would only include the shares contingently issuable under our convertible notes in our calculation of diluted earnings per share if the share price of our common stock exceeds the conversion trigger prices specified in this debt instrument. Therefore, the adoption of this conclusion by the FASB will negatively impact our reported earnings per share retroactively and in future periods.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. As of September 30, 2004, we had repurchases that settled for a total of 3,035,110 shares under the program with an average purchase price of $38.89, for a total all-in cost of approximately $118.0 million.

We have the following financing arrangements in place:

	September 30, 2004		September 30, 2003
	Balance	Available	Balance	Available
Credit agreement – CoBank*	$—	$—	$30,927	$—
Revolving line of credit - CoBank	35,000	—	65,000	—
Convertible notes	300,000	—	300,000	—

Total	$335,000	$—	$395,927	$—

*	This agreement was terminated in the second quarter of 2004.

Cash and temporary cash investments were $269,989 at September 30, 2004 as compared to $336,035 at December 31, 2003. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 2.93 to 1 at September 30, 2004 as compared to 2.56 to 1 at December 31, 2003. The net increase is due to a reduction in current liabilities due to the repayment of debt. This was partially offset by a decrease in cash primarily due to the Stock Repurchase Program and repayment of debt, partially offset by cash generated from operations.

	Nine months ended September 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$95,799	$98,452
Investing activities	(30,152)	(27,451)
Financing activities	(131,693)	239,404

For the nine months ended September 30, 2004, our net cash provided by operating activities was $95,799 comprised of net income of $46,002, non-cash depreciation and amortization of $53,338 and a reduction in other non-cash items and working capital changes of $3,541. Net cash used in investing activities of $30,152 consisted primarily of additions to property, plant and equipment of $31,390. Net cash used in financing activities of $131,693 consisted primarily of stock repurchases of $74,564 and net redemption of debt of $59,521, partially offset by proceeds of stock option exercises of $3,066.

We paid $15,000 on our line of credit in June 2004 and $15,000 was paid in September 2004. Simultaneously with each payment, that balance was canceled. At September 30, 2004, our revolving line of credit was $35,000. This agreement contains restrictive covenants which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of September 30, 2004, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 2005. We may refinance all or a portion of this line of credit when it becomes due in May 2005.

To take advantage of our favorable cash position, in the second quarter of 2004 we paid the remaining balance on our credit agreement with CoBank.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 30% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6,009. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we anticipate will not begin before 2006. The cash dividend received in 2004 of $197 is included in interest and dividend income for the nine months ended September 30, 2004.

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

On July 10, 2003, the PUC issued an order addressing intrastate access reform and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The order provides for continuation of intrastate USF funding to CT until completion of a future rulemaking proceeding by the PUC, which must be commenced no later than December 31, 2004, but which may not be completed until much later. The order also requires CT to reduce the access rates it charges to other carriers which originate or terminate intrastate long-distance calls to CT’s customers, in two phases, a mandatory first phase in 2003 and an optional second phase in 2004. We successfully completed the mandatory 2003 filing and made a decision to decline the 2004 voluntary filing. The 2003 reduction was matched by revenue neutral increases in rates charged to CT’s telephone customers for basic and enhanced services. Although the intent of the State Access Reform is for there to be no direct impact on CT’s revenues because of the revenue neutral mechanism, the increases in monthly per-line rates may reduce demand among CT’s customers for lines and other services.

Revenues for our RLEC’s interstate services, which currently account for approximately 32.2% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas administered by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. CT’s interstate revenues come from pools that are funded by all NECA companies via subscriber line charges to customers, access charges to interexchange carriers (“IXCs”), and the federal Universal Service Fund (“Fund”). Changes in the Fund formulas could have a material effect on CT’s revenues. During the Fund’s fiscal year ending June 30, 2004, CT was entitled to receive approximately $14 million in federal universal service (Interstate Common Line Support (ICLS) and Long-Term Support (LTS)) via NECA, which is equivalent to approximately $3.46 per line per month. On February 12, 2004, the FCC announced that it will merge Long-Term Support, which is one category of Universal Service funding that CT currently receives, into the ICLS category; however, the FCC stated that these changes will not affect current funding levels. Based on reports filed by the Universal Service Administration Company with the FCC, CT anticipates that its federal universal service fund receipts for the Fund fiscal year ending June 30, 2005, will be approximately $16.4 million.

The Universal Service Administration Corporation (“USAC”) recently announced that it was temporarily suspending the issuance of new commitments for funding in the E-Rate program, which provides discounted telecommunications services and equipment to eligible schools and libraries. The suspension is required so that USAC can become compliant with the Anti-Deficiency Act, a federal statute that requires federal agencies to have cash on hand sufficient to meet their funding commitments. Under the E-Rate program, CT provides discounted services to schools and libraries, and is reimbursed for the discounts by USAC. CT provides these discounts only after the customer has received a funding commitment from USAC, so that the suspension of new commitments will not affect CT’s ability to receive reimbursement for discounts it has already extended. The suspension, however, may affect purchases of CT’s services by schools and libraries that are unable to obtain new commitments from USAC.

The FCC has not decided if the Universal Service High Cost Fund support administered by USAC should also be subject to the Anti-Deficiency Act. If High Cost funding were held to these standards, a temporary suspension of this program could be necessary and/or the funding contribution factor paid by all telecommunications providers and passed through to end-users could be significantly increased. If this were to occur, CT’s receipt of Universal Service funds, via the NECA pooling process, could be affected, although the effect most likely would be a delay in receiving payments, rather than an overall reduction of support. The FCC and the industry are considering solutions to this issue that would avoid any disruption to the High Cost Fund program. One possible solution would be legislation that would exempt the Universal Service system from the Anti-Deficiency Act. It is not possible to predict with any degree of certainty what the outcome of this issue will be.

In April 2003, NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, petitioned the FCC to designate Nextel as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Although CT and other rural telephone companies in Pennsylvania opposed Nextel’s petition, on August 25, 2004, the FCC designated Nextel as an ETC for various service areas in Pennsylvania, including CT’s study area. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. Under current FCC rules, certification of Nextel will not affect the Fund disbursements received by CT. However, in February 2004, a federal-state joint board recommended that the FCC adopt changes to its rules that could result in some reduction of USF disbursements to CT when customers choose to obtain their “primary” telecommunications service from a competing ETC. Under these recommendations, funding would be based upon the number of “primary” connections provided to end users by each company, rather than the total number of lines served. The recommendations also would affect the funding provided to competing companies, such as Nextel, if they are designated as “eligible telecommunications carriers.” The FCC has until February 2005 to act upon this recommendation. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering collocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and wireline carriers providing for exchange of traffic between its network and theirs.

During 2003, CT received requests from wireless carriers seeking local number portability across much of its territory effective November 24, 2003, and complied with these requests in accordance with FCC requirements. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone. At this time, the requests for wireless number portability at CT have been minimal.

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. Tariffs are in place to use this cost recovery mechanism to offset CT’s costs of implementing number portability.

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

Effective October 2, 2003, the FCC adopted significant changes to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI. Under the new rules, Verizon will continue to be required to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. On March 2, 2004, however, the U.S. Court of Appeals vacated and remanded substantial parts of these rules to the FCC for further consideration, which could result in additional changes to the rules. At this time, it appears that these rulings will not likely have a material effect on CTSI’s costs and profitability, but we cannot predict the outcomes of future court and FCC rulings. Also, during 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. It is unknown at this time when the FCC will act on this proposal or what effects any changes in the rate formula will have on CTSI’s costs.

Under the Telecommunications Act of 1996, the PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. In 2003 and 2004, the PUC approved changes in Verizon’s rates for unbundled local loops (that is, circuits connecting business and residential users’ premises to the Verizon central office). These rates, which became effective on October 1, 2004, included a decrease in CTSI’s cost to obtain local loops in Verizon’s density cell 3 exchanges (where most CTSI customers are located), but an increase in the cost to serve customers in density cell 4. Overall, the impact of these rate changes for CTSI is positive. Verizon has appealed the PUC’s rate decision to a federal court, and we cannot predict the outcome of that proceeding, which potentially could result in further changes in rate levels. The PUC is continuing to consider proposals by Verizon and other interested parties to combine and/or realign the rates for density cells 3 and 4, but has not yet taken any action on this proposal. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are currently permitted to charge interstate access rates no higher than those charged by the incumbent carrier in their operating territories, which in our case is Verizon with access rates that currently average approximately $0.0042 per minute.

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio generally is limited to $0.0007 per minute. In addition, the total number of minutes for which CTSI could collect compensation at this rate was capped based on the number of minutes CTSI terminated in the first quarter 2001. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the compensation scheme remained in effect pending the remand. Effective October 8, 2004, the FCC will no longer enforce the cap on the number of minutes for which compensation can be collected, but will continue to limit the rate that can be charged. At current traffic levels, this FCC decision will result in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues both directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.5% and 24.5% of CTSI’s revenues for the nine months ended September 30, 2004 and 2003, respectively. This percentage has decreased as a result of the revised percent of local usage (PLU) factor with Verizon discussed in the following paragraph. These high-margin revenues include services provided directly to the ISP including local and cap-type services and indirect services including reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, will have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. During 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates, due to a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix reduced CTSI’s revenues by approximately $700 per month beginning November 2003. For the nine months ended September 30, 2004, CTSI recorded approximately $4,719 or 7.6% of its revenues from compensation revenue from ISP traffic. This compares to $10,240 or 15.8% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,044 or 0.8% and $2,502 or 1.0% of our total consolidated revenues for the nine months ended September 30, 2004 and 2003, respectively. Revenues from interstate access charges represented approximately 0.6% and 0.8% of our consolidated revenues, for the nine months ended September 30, 2004 and 2003, respectively.

CTSI may also be affected by any changes in FCC rules governing inter-carrier compensation, as discussed above with respect to CT. The PUC recently rejected a request made by Verizon to declare all services provided to business customers as qualifying for special individual case basis pricing arrangements. After Verizon asked the PUC to reconsider its decision, the PUC agreed to consider a more narrowly tailored proposal that would permit Verizon to offer the requested pricing arrangements only to small business customers in urban and suburban areas of Pennsylvania. The PUC is still reviewing this proposal, and its decision is currently pending.

CTSI has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers providing for exchange of traffic between its network and theirs.

CTSI may also be affected by wireless number portability which was introduced in November 2003, for the same reasons discussed above with respect to CT. CTSI is permitted by applicable rules to recover the cost of implementing number portability from its end users, and tariffs are in place to collect a surcharge from end users to recover this cost. At this time, the requests for wireless number portability at CTSI have been minimal.

In February 2004, Verizon Pennsylvania filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as at the Court of Common Pleas with regard to which venue has proper jurisdiction over this matter. The PUC has ruled that they have appropriate jurisdiction over this matter and Discovery has begun at the PUC level with a hearing date having been scheduled in late January 2005. On October 18, 2004, the Court of Common Pleas denied CTSI’s request that venue be transferred from the PUC to the Court of Common Pleas and CTSI has thirty days to decide whether to appeal its decision. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of both future interest rates and our future financing requirements.

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

(thousands of dollars)

As of September 30, 2004	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$306,000	$292,580	$320,216
Variable	$35,000	$35,000	$34,516	$35,495

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

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of September 30, 2004
Variable to fixed:
Hedge 6	2006	5.40%	$35,000	$(1,746)

Hedges 1 and 2 matured in the second quarter 2002, and were not renewed. Additionally, Hedge 5 matured in the third quarter 2002, and was not renewed. Hedge 7 matured in May 2003 and was not renewed. Hedge 3 matured in the second quarter of 2004 and was not renewed. Hedge 4 matured in the third quarter of 2004 and was not renewed.

As of November 9, 2004, we had no other material exposure to market risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2004, Verizon Pennsylvania filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. In addition, CTSI has filed a civil action against Verizon Pennsylvania in the Court of Common Pleas for Luzerne County, Pennsylvania, seeking damages in the amount of approximately $7.9 million relating to the same dispute. Various pleadings have been filed by both parties at the PUC as well as at the Court of Common Pleas with regard to which venue has proper jurisdiction over this matter. The PUC has ruled that they have appropriate jurisdiction over this matter and Discovery has begun at the PUC level with a hearing date having been scheduled in late January 2005. On October 18, 2004, the Court of Common Pleas denied CTSI’s request that venue be transferred from the PUC to the Court of Common Pleas and CTSI has thirty days to decide whether to appeal its decision. We believe, based on our estimate of the probable outcome, that we are adequately reserved for the resolution of this dispute.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of our Common Stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our Common Stock. Repurchased shares have and will be placed in Treasury and may be used for the Company’s employee benefit plans. The table below provides information regarding settled purchases of CTE Common Stock made by us during the third quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
July 1, 2004 - July 31, 2004	—	—	—	32,272
August 1, 2004 - August 31, 2004	—	—	—	32,272
September 1, 2004 - September 30, 2004	4,700	43.000	4,700	32,070

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley
Executive Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)