Form 10-K
period 2004-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2005-03-11
CIK 310433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at February 28, 2005:

21,164,462 Shares of Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2004 computed by reference to the closing price as reported by NASDAQ for Common Stock ($44.77 per share), is as follows:

$943,025,878

The market value is based on the value of the Common Stock that was outstanding on June 30, 2004.

Documents Incorporated by Reference

1.	Proxy Statement for 2005 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

“CTE,” “the Company,” “we,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

“Our RLEC” and “CT” refer to Commonwealth Telephone Company, a rural incumbent local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

The segment “CT” includes the results of our RLEC; Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access, that is in CT’s territory.

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

PART I

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments;

•	reductions in rates or traffic that is subject to access charges;

•	changes in the competitive environment in which we operate; and

•	receipt of necessary regulatory approvals.

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

Item 1. Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural incumbent local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border CT’s markets, which we refer to as our RLEC “edge-out” markets. CT is the nation’s seventh largest non-Bell incumbent local exchange carrier, serving over 333,000 switched access lines as of December 31, 2004. CTSI served over 138,800 competitive switched access lines as of December 31, 2004. For the years ended December 31, 2004 and 2003, we had consolidated revenues of $335.8 million and $335.7 million, respectively.

CT, founded in 1897, operates in a rural, approximately 5,000-square-mile territory with a population of approximately 450,000 people, and a line density of approximately 67 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $227.7 million and $223.8 million, and operating income of $100.4 million and $97.2 million for the years ended December 31, 2004 and 2003, respectively. CT ranks among the industry leaders in penetration of residential additional lines. CT’s penetration of residential additional lines was 36% at December 31, 2004. We have begun to see a decrease in our residential additional line penetration rate, partially as a result of our solid DSL success. We continue to counter residential additional line erosion with bundled service offerings, which include an additional line as part of the bundle.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York. Late in 2002, we announced the extension of our RLEC “edge-out” business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our current activities, rather than the establishment of a fourth regional market. In the “edge-out” markets, CTSI generated revenues of $83.6 million and $85.3 million and operating income of $9.6 million and $9.0 million for the years ended December 31, 2004 and 2003, respectively.

We also own and operate other telecommunications-related support businesses that all operate in deregulated segments of the telecommunications industry and that support the operations of our two primary operating companies. These businesses are epix® Internet Services, one of the northeast’s largest rural dial-up Internet service providers with approximately 28,500 dial-up Internet access subscribers as of December 31, 2004; and Commonwealth Communications, a provider of telecommunications equipment and facilities management services. Our “Other” business segment includes these support businesses, as well as our corporate entity.

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

Introduction of Bundled Offerings and Maximizing Revenue per Customer

As noted earlier, we have introduced various bundled offerings at CT aimed at increasing take rates on DSL and our long-distance products, as well as slowing erosion in our additional line penetration level and retaining customers. We recently announced our alliance with EchoStar Communications Corporation to provide their DISH Network(™) satellite TV service to all households in our current territory. This will enable the Company to offer its customers digital television programming beginning in mid 2005. We are also assessing the feasibility of adding additional products to our service bundles such as Voice over IP, electronic games and wireless.

CT offers an array of enhanced services such as caller identification, voice mail and custom calling services, such as call-forwarding, call waiting and three-way calling. These services generally produce higher margins than basic telephone service. We believe these enhanced services provide a source of revenue and operating income growth potential as our penetration rates for enhanced services are currently below industry averages. Our RLEC’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base have been substantially completed. We have increased our efforts to market enhanced services through bundled offerings to our customers and believe we can achieve higher penetration rates that are more in line with industry averages.

In addition, on November 30, 2004, legislation was signed which revised portions of the state’s alternative regulatory framework for telecommunications providers. The key change is the elimination of the productivity offset in exchange for acceleration of network modernization plans for the state’s local exchange carriers. We will now have the ability to raise rates with no 2% productivity offset. CT filed an amended plan with the PUC incorporating these changes in December 2004, which the PUC approved on March 3, 2005.

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

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through epix® Internet Services and digital subscriber line, or DSL, broadband services through Jack Flash®. We believe there is additional opportunity to increase sales of our data services at a favorable marginal operating cost in all of the markets in which we operate.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our customer service capabilities to provide superior service and customer care. Our RLEC has achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission (“PUC”), among Pennsylvania’s largest local exchange carriers, as well as the state’s two largest competitive exchange carriers, in nine of the past ten years, including the last seven consecutive years. In our CTSI markets, we currently provide personalized customer care through customer account managers who service business customers, and through our centralized call center which operates 24 hours a day, 7 days a week to support our business and residential customers. By building on our strong service record, we can further differentiate ourselves from our competitors.

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

Approximately 14.1% and 12.9% of our consolidated revenues for the years ended December 31, 2004 and 2003, respectively, were from local service fees paid by customers of our RLEC. These fees, and other charges imposed by our RLEC for in-state services, are currently subject to an alternative regulation plan approved by the Pennsylvania Public Utility Commission. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation, which requires productivity gains to be passed on to ratepayers.

On November 30, 2004, the Governor signed legislation that authorized CT to amend its alternative regulation plan to include a commitment to deliver broadband service to all users by December 31, 2008. Under the legislation, this commitment entitles CT to eliminate the 2% yearly offset in its price adjustment formula, although CT could be required to refund the additional revenues collected due to this amendment if it failed to meet its broadband commitment. CT filed an amended plan with the PUC incorporating these changes in December 2004, which the PUC approved on March 3, 2005.

Under the amended plan that is now in effect, CT can change its in-state rates, in the aggregate, based on changes in inflation or for events deemed outside of CT’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs.

Additionally, approximately 42.6% and 45.4% of our consolidated revenues for the years ended December 31, 2004 and 2003, respectively, came from charges paid to us by other carriers for services CT and CTSI provided in originating and terminating intrastate and interstate toll calls, and terminating local calls received from wireless carriers and other telephone companies. The payments that we receive for these services are regulated by the Federal Communications Commission (“FCC”) and the Pennsylvania PUC. The amounts charged by both CT and CTSI for these services have been reduced by recent regulatory decisions.

CT currently receives its interstate access revenues pursuant to average cost schedules established by the National Exchange Carrier Association (“NECA”). If CT should lose its average schedule status, or if NECA should make changes in its cost schedules, we could incur a significant loss of interstate access revenue.

We cannot predict whether any additional FCC or Pennsylvania PUC rules will be passed that will result in further reductions in the revenues we receive, although the FCC is currently considering proposals that could significantly change the interstate access charge system. Additionally, these agencies’ current rules may change as a result of judicial review or changes in legislation.

If any of the favorable regulatory provisions from which CT currently benefits were to be modified or terminated, we could experience higher costs and lower revenues.

Because of its status as a rural telephone company under the Telecommunications Act of 1996, or the Act, CT is not currently required to comply with that Act’s provisions requiring an incumbent carrier to unbundle its network, provide colocation, provide resale discounts, provide interconnection at rates based on forward-looking incremental costs or other items. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. CT might have to provide these competitors with access to our facilities at rates lower than what we currently charge our customers for use of those facilities. We could also incur additional administrative and regulatory expenses as a result of such newly imposed requirements. The Pennsylvania PUC has authority under the Act to terminate CT’s rural exemption if it receives a request to do so from another telecommunications carrier. To date, no other carrier has made such a request to the Pennsylvania PUC, but we cannot assure you that CT’s rural exemption will remain in effect indefinitely.

Loss of our access to network elements from incumbent telephone companies or an increase in the prices we must pay for those elements would adversely affect CTSI’s business.

Approximately half of CTSI’s customers are served, at least in part, by network elements leased primarily from Verizon. CTSI’s business, therefore, depends in large part on our ability to provide service to our customers by leasing various elements of the incumbent telephone company’s network to provide local service. The Act and FCC and state commission rulings under the Act require incumbent telephone companies to lease us the necessary network elements. If these rules are changed by the FCC or state commissions or are struck down by the courts, our ability to provide service in a cost-effective manner could be adversely affected. For example, the FCC could remove one or more of the necessary elements that the incumbent telephone company is required to provide to us, or permit substantial increases in the amounts the incumbent company can charge CTSI. If incumbent telephone companies were no longer required to provide unbundled network elements on favorable terms, CTSI’s operating margins would be reduced and it might not be able to compete effectively.

The FCC has made several significant changes in recent years to its rules governing access to unbundled network elements. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops, which is the network element most frequently used by CTSI. However, we cannot assure you that these rules will not change in the future in ways adverse to CTSI.

Regulatory requirements could delay or prevent our ability to take actions we consider beneficial to our business.

Pennsylvania law requires us to secure consent from the Pennsylvania PUC before CT or CTSI may issue capital stock, incur long-term debt or selling or otherwise dispose of material utility assets. Both the FCC and the Public Utility Commission must review any transaction that results in a “change of control” of a regulated entity or of a holding company of a regulated entity. The approval process for these transactions can be lengthy and could restrict our ability to offer services, set prices, obtain financing, affect mergers or other sales of the Company or take other steps that we may believe to be in our best interest.

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

As the incumbent carrier in CTSI’s markets, Verizon enjoys competitive advantages, including its wireline connection to virtually all of our customers and potential customers, its established brand name and its substantial financial resources. As a competitive local carrier, we are effectively required to discount our services to win potential customers and to pay substantial amounts to Verizon to lease elements of its networks. These factors result in lower operating margins for CTSI, and make us especially vulnerable to any discount pricing policies that Verizon may adopt to exploit its lower-cost structure and greater financial resources. Additionally, Verizon offers in-region long-distance services to its Pennsylvania customers, which allows it to offer attractive service packages to its customers in the markets we serve, including DSL. Verizon has recently announced a plan to acquire MCI, another competitor in the markets we serve, which may increase Verizon’s advantages.

We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

An important part of our business strategy is to sell additional services to local customers in both the CT and CTSI markets. The markets for these ancillary services, however, are extremely competitive, and in some cases, are dominated by companies far larger than our own with lower costs and greater name recognition and technical and financial resources, than ours. Our competitors for these services include, in addition to Verizon, long-distance companies like AT&T, MCI and Sprint, and, in the Internet service provider business, Time Warner (AOL) and discounted service providers. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. If we are unable to maintain a competitive offering of long-distance, Internet access and other ancillary services, we may also lose local customers who prefer to obtain a package of services from one telecommunications provider.

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

Some of our competitors have superior resources that may place us at a cost and price disadvantage.

Some of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services than we can. Additionally, the greater brand name recognition of some competitors, such as Verizon, requires us to price CTSI’s services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

Other business risks

A substantial portion of CTSI’s revenues are derived from Internet service providers, or ISPs. A decline in these ISP customers or their customer base could negatively impact our financial results.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 17.1% and 23.2% of CTSI’s revenues for the years ended December 31, 2004 and 2003, respectively. This percent has decreased as a result of our approximately $700,000 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to ISPs, including local dial tone and transport-type (cap-type) services, and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results would be negatively impacted.

Changes in the jurisdictional mix of CTSI’s traffic with Verizon and GTE have adversely affected its results.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to it by other carriers for termination to CTSI’s customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that is subject to intrastate access charges, and a corresponding increase in the proportion that is subject to reciprocal compensation rates. Because the reciprocal compensation rates are significantly lower than intrastate access charges, this change in traffic mix reduced CTSI’s revenues by approximately $700,000 per month during the last two months of 2003 and continued to materially affect its revenues going forward. CTSI was recently notified by Verizon North (formerly GTE), requesting a change in the PLU factor. As a result of this request, CTSI will be using a direct measurement billing approach instead of a PLU factor. The effect on CTSI’s revenue and operating income will be a reduction of approximately $50,000 per month beginning April 2005 based on the current traffic mix.

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

Our future switched access lines in service will likely be lower than our historical, and this decline may adversely affect our results.

Additional line penetration in CT’s markets has matured. Additionally, the FCC adopted an order that required CT to increase our monthly subscriber line charges in 2002. Other regulatory actions could result in further increases in CT’s monthly per-line charges, which may discourage customers from purchasing or keeping additional lines. In addition, the growth of DSL has made an additional line redundant. To the extent that additional line penetration continues to decline, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decrease.

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

Because our services are critical to many of our customers’ businesses, any significant interruption in our services could result in a loss of customers or claims by our customers for indirect or consequential damages. Although the standard terms and conditions of our tariffs and customer contracts disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. We cannot assure you that a court would enforce any limitations on our liability. In such cases, we could be liable for substantial damage awards.

We depend on third parties, over whom we have no control, to deliver our services.

Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers and numerous other third parties to deliver our services. CTSI is particularly dependent on cooperation from Verizon in order to provide local service to a portion of its customers, slightly less than half of whom are not completely physically served by our network. We do not have a long-term agreement with Verizon to provide us with the network connections we need, and the terms of our relationship with Verizon are subject to change as the result of regulatory agency and court decisions. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities, for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

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

From time to time we consider acquisitions of other businesses, some of which could be material to us. To the extent that we make any acquisitions in the future, we may issue common stock that would dilute the ownership of our stockholders, incur debt, assume liabilities or incur large and possibly immediate write-offs. Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	unanticipated expenses related to technology integration;

•	the maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities or risks associated with acquired businesses.

We cannot be sure that we will succeed in addressing these risks or any other problems encountered in connection with potential business combinations and acquisitions.

As a holding company, we will require dividends from subsidiaries to meet our cash requirements.

We are a holding company whose principal assets are the shares of capital stock of our subsidiaries and we do not generate any significant operating revenues of our own. Consequently, we depend on dividends, advances and payments from our subsidiaries (primarily CT) to fund our activities and meet our cash needs, including our debt service requirements. Our subsidiaries are separate and distinct legal entities. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to existing debt covenants, various business considerations and applicable laws and regulations. Accordingly, we cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to enable us to make payments in respect to our indebtedness.

The restrictive terms imposed by our current CoBank indebtedness may prevent us from achieving some of our business objectives.

CT’s CoBank indebtedness contains various covenants that limit its ability to engage in the following activities:

•	borrow and place liens on assets;

•	pay dividends, make investments or make certain other restricted payments;

•	enter into transactions with affiliates; and

•	sell assets, make acquisitions or merge with or into other companies.

Our ability to modify or comply with these covenants can be affected by events beyond our control. A breach of any of these covenants could also result in a default even if we are able to pay our debt. A default under these covenants or covenants under other financing arrangements we enter into could result in the acceleration of required payments or the inability to receive financing in the future.

Risks relating to our common stock

Our governing documents and applicable laws and regulations may discourage a takeover attempt.

Provisions contained in our articles of incorporation and by-laws, Pennsylvania law and industry regulations could make it difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. For example, our certificate of incorporation and by-laws impose various procedural and other requirements that could make it difficult for shareholders to affect certain corporate actions. In addition, federal and Pennsylvania regulations regarding changes of control in our business are very restrictive. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control that you deem beneficial to you.

CT Operations

Our RLEC, CT, offers local, toll, network access and enhanced services in a rural, mountainous market located primarily in the eastern third of Pennsylvania.

Network Strategy

CT utilizes a technologically-advanced, fiber-rich network that is based on 100% digital-switching, integrated DWDM-Sonet transport and host/remote (TR 303 Standards Based) architecture. It was the first telephone company to deploy fiber optics in a toll application and was one of the first local exchange carriers in the nation to deploy a network of all digitally-switched central offices. CT operates its own Signaling System 7, STP based network, which provides efficient call set-up and routing of telephone calls. Throughout its market, CT has 11 digital host switches and about 500 remotes. All of the trunks between the hosts and the remote wire centers are connected with fiber optic cable. Connection to our customers, or the “last mile,” is provided over our RLEC’s copper outside plant. Our network architecture provides for short loop lengths in our copper plant, which allows CT to aggregate customer lines at the remotes for transport, and concentrates costly network intelligence in a small number of host offices. Additionally, our RLEC operates a network control center, which monitors network performance 24 hours a day, 7 days a week and allows us to maintain high network performance standards.

Customer Service

CT has long been recognized as a customer service leader in Pennsylvania. Each year, the Pennsylvania Public Utility Commission issues a study that measures the customer service results of the state’s five largest local exchange service providers, as well as the state’s two largest competitive local exchange carriers, which includes Alltel, MCI Local, Verizon Pennsylvania (formerly Bell Atlantic), Verizon North, Inc. (formerly GTE North, Inc.), Sprint (formerly United) and Comcast Digital Phone. CT has achieved the lowest level of “justified complaints,” as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in nine of the past ten years, including the last seven consecutive years for which ratings are available.

Regulatory Environment

CT is subject to regulation by the Pennsylvania Public Utility Commission, or PUC, for intrastate rate-making purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. In 1997, CT entered into an alternative regulatory framework with the PUC for all of its intrastate operations, under which it agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations, which had linked CT’s prices directly to its book costs.

On November 30, 2004, the Governor signed legislation authorizing local telephone companies, including CT, to propose amendments to their alternative regulation plan. CT elected under this legislation to amend its plan to include a commitment to deliver broadband service to all users by December 31, 2008. Under the legislation, this commitment entitles CT to eliminate the 2% yearly offset in its price adjustment formula, although CT could be required to refund the additional revenues collected due to this amendment if it failed to meet its broadband commitment. CT filed an amended plan with the PUC incorporating these changes in December 2004, and received approval from the PUC on March 3, 2005. With the previous alternative regulatory framework under which we operated, CT’s profits were not directly limited by the Commission as they were under the rate of return system of regulation. Instead, CT received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrued to the equity owners of CT. CT could also seek to rebalance rates periodically between various intrastate service categories, such as toll and access. If inflation was less than 2% in a given year, however, as it has been in recent years, CT would have been required to reduce its rates.

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

CT is subject to the jurisdiction of the Federal Communications Commission, or FCC, with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or a foreign country, including the use of CT’s local telephone network to originate or terminate such communications. Prices for CT’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 32.7% of our RLEC’s 2004 revenues, are regulated by the FCC based on “average schedule” formulas that are designed to approximate the interstate jurisdictional costs of telephone companies based on statistical data rather than actual costs. These average schedule formulas are subject to periodic revision by the FCC and changes in the formulas, or removal of CT from them, could result in a significant revenue loss. However, removal of our RLEC from these formulas is specifically listed in its Pennsylvania alternative regulation plan as an event outside of its control that would justify an offsetting rate adjustment.

The FCC has an open rulemaking proceeding in which it is considering major changes to its rules governing interstate access charges and other forms of inter-carrier compensation. We are unable to predict how any FCC action in this proceeding may affect CT’s revenues. CT also receives funding from the federal Universal Service Fund, under rules established by the FCC. Changes in the universal service funding mechanism could affect CT’s revenues.

In addition, the FCC must also approve any sale or “transfer of control” of CT or of its holding company.

Competitive Environment

With the exception of competition from intraLATA toll providers and attractive calling packages offered by several non-wireline providers in certain areas of our territory, our RLEC has faced very limited competition to date since the Telecommunications Act was passed in 1996. Part of the reason for this is that CT maintains a rural exemption from the provisions of the Telecommunications Act, including, but not necessarily limited to, unbundling, colocation and rate discounts, for all of its access lines in Pennsylvania. The rural exemption does not preclude competitors from providing telephone services within our RLEC’s service area entirely over their own facilities. However, it requires prospective competitors who seek resale discounts, colocation, total element long run incremental cost (“TELRIC”) pricing and unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and wireline carriers for exchange of traffic between its network and theirs. A variety of other factors contribute to our RLEC’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 5% of its revenues), its low basic service rates, its customer service record and level of customer satisfaction and its favorable regulatory environment. While competition from wireless providers is present in our markets, it is mitigated due to the low population density, rural nature and mountainous topography of our markets. We also face competition from national ISPs such as Time Warner (AOL) and from cable providers offering a cable modem product.

Jack Flash®

In the second half of 1999, we began offering our DSL service under the trade name Jack Flash®. We offer this service through our own facilities, or “on-net,” in the majority of CT’s territory and on an “on-net” and an “off-net” basis in selected areas of CTSI’s markets. As of December 31, 2004, most of our installed DSL lines are in CT’s territory.

CLD

Since 1990, Commonwealth Long Distance Company (“CLD”) has conducted the business of providing long-distance telephone services. Commonwealth Long Distance provides long-distance services to CT’s customers. CLD purchases long-distance minutes on a wholesale basis from third-party providers.

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

Network Strategy

CTSI’s network strategy is to own the majority of the key elements of the local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, CTSI builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows us to provide high quality and reliable service, reduce customer churn and generate attractive margins. CTSI builds, owns and operates digitally-switched, fiber intensive networks that are DSL-capable in each of its three regional edge-out markets. As of December 31, 2004, CTSI had approximately 98% of its access lines connected to its own switches and approximately 55% of its access lines completely on its own network.

Customer Service

CTSI strives to provide its customers with exceptional service and uses the same customer care procedures that have proven successful for our 108-year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer complaints and problems. We are also proficient in the other unique customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we are not solely dependent upon the incumbent local exchange carrier for provisioning and maintenance resolution.

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

Regulatory Environment

The Pennsylvania PUC exercises jurisdiction over CTSI’s intrastate telephone services, including basic local exchange service, intrastate access services, and intraLATA toll services. Under the PUC’s current practices, CTSI’s rates and services are generally subject to much less regulatory scrutiny than those of the dominant local telephone company in its markets (i.e., Verizon). Additionally, municipalities and other local government agencies may regulate limited aspects of CTSI’s business, such as its use of rights-of-way.

At the federal level, the FCC has jurisdiction over interstate services, including access charges, as well as long-distance services. CTSI’s rates, terms, and conditions of service are filed with the FCC in tariffs and are subject to the FCC’s complaint jurisdiction. The FCC has established rules limiting the rates CTSI and other competitive local exchange carriers can charge for origination and termination of long-distance calls (switched access), and for termination of local calls to Internet service providers (ISP traffic). In both cases, the rates prescribed by the FCC are significantly lower than the rates CTSI was charging prior to the adoption of the new rules in 2001.

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

CTSI purchases access to various network elements from Verizon under FCC rules that require the Pennsylvania PUC to determine rates for these elements based upon forward-looking incremental costs. The FCC adopted significant changes in October 2003 and February 2005 to its rules requiring incumbent carriers, like

Verizon, to offer unbundled access to network elements to competing carriers, like CTSI. We believe that the new rules are not likely to have a material impact on CTSI’s use of unbundled voice-grade loops, which is the network element CTSI uses most extensively. These rules remain subject to judicial review and to further FCC proceedings, which could affect the terms on which CTSI obtains access to voice-grade loops and other components of Verizon’s network. We cannot offer any assurance that CTSI will continue to be able to obtain this access on favorable terms.

Competitive Environment

CTSI competes principally with the services offered by the incumbent local exchange carrier, Verizon. Incumbent local exchange carriers, such as Verizon, have relationships with their customers, have the potential to subsidize services from their regulated service revenues and benefit from certain favorable state and federal regulations. Verizon is larger and has greater financial resources than CTSI. In light of the passage of the Telecommunications Act and concessions by some of the regional Bell companies, federal and state regulatory initiatives may provide increased business opportunities to CLECs, but incumbent carriers may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent carriers are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers or charge CLECs significantly higher fees for interconnection to the incumbent carriers’ networks, CTSI’s competitive position would be adversely affected.

Since late 2001, Verizon has been able to offer long-distance services in conjunction with its local telephone services in Pennsylvania. CTSI also offers packages of local and long-distance services. Verizon may be able to compete more effectively against CTSI now that it is able to offer all of the same services.

CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, long-distance companies, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users. The edge-out markets served by CTSI are served by one or more other CLECs including XO Communications, Telcove, Choice One Communications, D&E Communications and others. We expect competition from CLECs and other companies to continue in the future.

Other Operations

Commonwealth Communications

Commonwealth Communications provides telecommunications equipment and technical services, and designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects (cabling projects) primarily for hospitals and educational institutions.

epix® Internet Services

epix® Internet Services (“epix®”), founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product for CT and CTSI and other customers, along with network support, technical support and customer service to Jack Flash®, our DSL product. epix® had approximately 28,500 dial-up subscribers as of December 31, 2004.

Miscellaneous

Three of our directors are also directors of Level 3 Communications, Inc. (“Level 3”). In 2002, with the oversight and recommendation of an independent committee of the Board of Directors, we entered into two registration rights agreements with Level 3 relating to the common shares and Class B shares Level 3 beneficially owned. During 2002, Level 3 sold approximately 9,600,000 common shares it beneficially owned in two underwritten offerings pursuant to these agreements.

On January 21, 2004, Level 3 announced that it had privately negotiated a sale of its remaining 1,108,596 shares of CTE Common Stock, resulting from the 2003 Recapitalization Transaction, to an institutional investor. In connection with this transaction, we consented to the assignment of certain registration rights by Level 3 to the purchaser. Level 3 does not hold any equity ownership interest in the Company at this time. Our Chairman, Walter Scott, Jr., is also the Chairman of Level 3.

Employees

We employed a total of 1,117 employees as of December 31, 2004. Approximately 38% of our employees are covered under collective bargaining agreements. On January 27, 2003, Commonwealth Telephone Company bargaining employees ratified a labor contract with the Communications Workers of America that will remain in effect until November 30, 2005. Also, in August 2002, Commonwealth Communications bargaining employees ratified a labor contract with the Communications Workers of America that will remain in effect until June 29, 2005.

Item 2. Properties

Our property consists principally of central office equipment, telephone lines, telephone instruments and related equipment and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition by CT and CTSI operations. The properties of CT are subject to mortgage liens held by CoBank, ACB. We own substantially all of our central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property. Locations on private land are governed by easements or other arrangements. We are not aware of any environmental liabilities which would have a material impact on our financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age
Michael J. Mahoney	54

President and CEO as well as Director of CTE since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of CTE (formerly C-TEC Corporation) from June 1995 to October 1999; President and Chief Operating Officer of C-TEC Corporation from February 1994 to September 1997; Director, President and Chief Operating Officer of RCN Corporation from September 1997 to October 1999; President and Chief Operating Officer of Mercom from February 1994 to September 1997 and a Director of Mercom from January 1994 to November 1998; Executive Vice President of C-TEC Corporation’s Cable Television Group from June 1991 to February 1994; Executive Vice President of Mercom from December 1991 to February 1994; and Chief Operating Officer of Harron Communications Corporation from April 1983 to December 1990.

Eileen O’Neill Odum	50

Executive Vice President and Chief Operating Officer of CTE since July 2004; President—National Operations, the domestic wireline telecom group of Verizon Communications, Inc., from 2000 to 2004; Region President—Northwest, of GTE Corporation’s domestic wireline telephone operations from 1994 to 2000; Assistant Vice President of Business Sales and Services of GTE Telephone Operations from 1992 to 1994; Vice President/General Manager—Texas Region of GTE Mobilnet from 1990 to 1992; Vice President of Marketing of GTE Mobilnet from 1988 to 1990.

Donald P. Cawley	46

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

Raymond B. Ostroski	50

Senior Vice President, General Counsel and Corporate Secretary of CTE since February 2003; Vice President, General Counsel and Corporate Secretary of CTE from December 2002 to February 2003; Senior Corporate Counsel and Assistant Corporate Secretary of CTE from January 2002 to November 2002; Legal Consultant with RBO Consulting from January 1998 to December 2001; Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation from October 1997 to December 1997; Executive Vice President, General Counsel and Corporate Secretary of C-TEC Corporation from February 1991 to September 1997; Corporate Counsel and Assistant Corporate Secretary of C-TEC Corporation from August 1988 to February 1991; Associate Counsel of C-TEC Corporation from August 1985 to August 1988; and Attorney at the law firm of Hoegen & Marsh, PC from August 1983 to August 1985.

Rita M. Brown	53

Senior Vice President and General Manager of CTSI, LLC (“CTSI”), since October 2004; Vice President of Strategic Initiatives of CTE from January 2004 to September 2004; Vice President of Operations of Commonwealth Telephone Company from 2002 to December 2003; Vice President of Corporate Engineering of CTE from 2001 to 2002; Vice President and General Manager of epix® Internet Services from 2000 to 2001; Vice President and General Manager of Residential Markets of CTSI during 2000; Vice President and General Manager of Commonwealth Communications from 1998 to 2000; and various positions with CTE from 1973 to 1998.

Scott Burnside	60

Senior Vice President of Regulatory and Government Relations of CTE since May 2003; Senior Vice President of Regulatory and Government Affairs of RCN Corporation from June 1997 to May 2003; Vice President of Regulatory Affairs of C-TEC Corporation from 1985 to June 1997; and various positions with Commonwealth Telephone Company from January 1978 to 1985.

Thomas M. Davis	48

Vice President of Information Technology of CTE since February 2001; Senior Vice President of Software Engineering and Vice President of Solutions Delivery of Intertech Management Group, Inc., from February 1999 to February 2001; President of Dapro, Inc., from April 1992 to February 1999; Applications Development Manager at Alltel Information Services, Inc., from September 1988 to April 1992; and various positions with Nabisco Brands, Inc., C-TEC Corporation and Pennsylvania Gas and Water Company from 1982 to 1988.

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age

DG Gulati	55

Senior Vice President of Corporate Development of CTE since December 2002; Senior Vice President of Operations and Engineering of RCN Corporation from 2000 to 2002; Senior Vice President of Network Engineering of RCN Corporation from 1997 to 2000; Vice President of Business Operations of C-TEC Corporation from 1995 to 1997; Director of Telecommunications of Cablevision Industries from 1994 to 1995; Assistant Vice President of Network Services of Warwick Valley Telephone Company from 1993 to 1994; and various positions with Rochester Telephone Corporation from 1982 to 1993.

Todd T. Hanson	43

Senior Vice President of Network Services and Technology of CTE since September 2004; Senior Vice President of Engineering and Operations of CTE from January 2004 to September 2004; Vice President of Engineering of CTE from April 2003 to January 2004; President of Qwest Communications International Inc., Local Broadband—Eastern Region from 1999 to 2002; Vice President of Network Engineering and Field Operations of Electric Lightwave, LLC (wholly-owned subsidiary of Citizens Communications), from 1995 to 1999; Vice President of Network Planning, Engineering and Project Management of MFS Telecom, Inc., from 1993 to 1995; and various management positions with AT&T Canada, Inc. (formerly Unitel Communications Inc.), and Sprint Corporation from 1986 to 1993.

Steven J. Letts	47

Vice President and General Manager of Commonwealth Communications since December 2002; Vice President of Sales—Advanced Building Networks of WorldCom, Inc. (“WorldCom”) from 2001 to 2002; Vice President of Shared Tenant Sales of WorldCom from 2000 to 2001; Vice President and General Manager of Integrated Communications Services (“ICS”) Division of WorldCom from 1997 to 2000; Vice President of Service and Support—ICS Division of Metropolitan Fiber Systems, Inc. (“MFS”), from 1996 to 1997; Director of Operations—Central Region of MFS from 1995 to 1996; General Manager—Texas Region of Realcom Inc., from 1993 to 1995; various positions with Intecom, Inc., from 1985 to 1993; and United States Marine Corps Officer from 1980 to 1985.

F. Andrew Logue	62

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

James F. Samaha	39

Senior Vice President and General Manager of Commonwealth Telephone Company, Commonwealth Long Distance and epix® Internet Services since January 2004; Senior Vice President and General Manager of Commonwealth Telephone Company from August 2001 to January 2004; Senior Vice President of Internet and Data Services of CTE from December 2000 to August 2001; Senior Vice President of Business Development of CTE from July 2000 to December 2000; Vice President and General Manager of Jack Flash® from June 1999 to July 2000; Vice President of CTE Finance from March 1998 to June 1999; Director of Corporate Development, and other management positions with AT&T Local Services (formerly Teleport Communications Group) from 1993 to 1998.

David G. Weselcouch	49

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock is traded on the NASDAQ National Market (Symbol: CTCO).

There were approximately 1,086 registered holders of the Company’s Common Stock on February 28, 2005, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-21 of this report and Notes to Consolidated Financial Statements included on pages F-31 to F-53 of this report.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. On September 3, 2003, at the Annual Meeting, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly 4.6% of the voting power. Subsequently, on January 21, 2004, Level 3 announced the sale of all of its remaining CTE Common Stock to an institutional investor. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser. As of December 31, 2004, Level 3 did not own any shares of CTE Common Stock.

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

Holders may convert their notes into shares of our common stock at an initial conversion rate of 17.5439 shares per $1,000 principal amount of notes, representing an initial conversion price of approximately $57.00, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter, but only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the then-effective conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes;

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

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

On November 7, 2003, in connection with a registration rights agreement relating to the notes, we filed a resale shelf registration statement with the Securities and Exchange Commission.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
October 1, 2004—October 31, 2004	12,134	$43.03	12,134	$31,456
November 1, 2004—November 30, 2004	—	—	—	$31,456
December 1, 2004—December 31, 2004	—	—	—	$31,456

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7A of Part II is included on page F-15 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on page F-51 of this report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-26 to F-53 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2004, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

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

Item 9B. Other Information

None

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15. (a)(1) Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Selected Financial Data (Unaudited)

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Cash Flows for Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Common Shareholders’ Equity for Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 15. (a)(2) Financial Statement Schedules

Description

Condensed Financial Information of the Registrant for Years Ended December 31, 2004, 2003 and 2002 (Schedule I)

Valuation and Qualifying Accounts and Reserves for Years Ended December 31, 2004, 2003 and 2002 (Schedule II)

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Limited Liability Company Operating Agreement of CTSI, LLC dated June 30, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

2.2 Agreement and Plan of Merger between CTSI, Inc. and CTSI, LLC dated June 22, 2001 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

2.3 Limited Liability Company Operating Agreement of CTE Telecom, LLC dated December 2, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.4 Agreement and Plan of Merger between Commonwealth Long Distance Company and CTE Telecom, LLC dated December 31, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.5 Agreement and Plan of Merger between epix® Internet Services, Inc. and CTE Telecom, LLC dated December 31, 2002 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, (Commission File No. 0-11053).

2.6 Recapitalization Agreement dated April 24, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003, (Commission File No. 0-11053).

(3) Articles of Incorporation and By-laws

3.1 Amended and Restated Articles of Incorporation dated September 3, 2003 is herein incorporated by reference to Exhibit 3.12 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-110325.

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

4.8 Indenture for 3 1/4% Convertible Notes due 2023 dated July 18, 2003 between Commonwealth Telephone Enterprises, Inc. and the Bank of New York, as Trustee is incorporated herein to Exhibit 4.10 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-110325.

4.9 Form of 3 1/4% Convertible Notes due 2023 is incorporated herein to Exhibit 4.10 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-110325.

4.10 Registration Rights Agreement dated July 18, 2003 by and among Commonwealth Telephone Enterprises, Inc. and Morgan Stanley & Co. Incorporated, Legg Mason Wood Walker, Incorporated and Wachovia Capital Markets, LLC, as Initial Purchasers is incorporated herein by reference to Exhibit 4.11 to the Company’s Form S-1 Registration Statement as filed with the Commission on November 7, 2003, Registration No. 333-110325.

4.11 Amendment to Line of Credit Agreement entered into as of May 20, 2004 by and between Commonwealth Telephone Company and CoBank, ACB is incorporated herein by reference to Exhibit No. 4.6 to the Company’s Post Effective Amendment No. 4 to Form S-1 on Form S-3 Registration Statement as filed with the Commission on July 26, 2004, Registration No. 333-110325.

(10) Material Contracts

10.1 C-TEC Corporation, 1994 Stock Option Plan is incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1994, (Commission File No. 0-11053).

10.2 C-TEC Corporation 1994 Stock Option Plan, as amended, is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64563.

10.3 C-TEC Corporation Executive Stock Purchase Plan is incorporated herein by reference to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 33-64677.

10.4 Registration Rights Agreement dated October 23, 1998 among Registrant, Walter Scott, Jr., James Q. Crowe and David C. McCourt is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 28, 1998, (Commission File No. 0-11053).

10.5 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, (Commission File No. 0-11053).

10.6 Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective December 21, 1998 is incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999, (Commission File No. 0-11053).

10.7 1997 Non-Management Directors’ Stock Compensation Plan effective February 12, 1997, as amended and restated, is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000, (Commission File No. 0-11053).

10.8 Registration Rights Agreement dated February 7, 2002, between Registrant and Level 3 Communications, Inc. is incorporated herein by reference to Exhibit 10.13 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-82366.

10.9 Consulting Agreement dated March 1, 2002, by and between CTE Services, Inc. and James DePolo d/b/a Westminster Marketing Associates is incorporated herein by reference to Exhibit 10(n) to the Company’s Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 0-11053).

10.10 Amendment No. 1 effective May 15, 2002, to the CTE Equity Incentive Plan (formerly known as the CTEC Corporation 1996 Equity Incentive Plan) is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

10.11 Commonwealth Telephone Enterprises, Inc. Bonus Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

10.12 Commonwealth Telephone Enterprises, Inc. Executive Stock Purchase Plan as amended and restated, effective September 5, 2002 is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, (Commission File No. 0-11053).

10.13 Shelf Registration Agreement dated as of November 12, 2002 among Registrant, Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 of Form S-3 Registration Statement of Registrant filed with the Commission, Registration No. 333-101127.

10.14 Amendment No. 1 to the Registration Rights Agreement dated April 23, 2003, by and among Commonwealth Telephone Enterprises, Inc., Level 3 Communications, Inc. and Eldorado Equity Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on April 25, 2003, (Commission File No. 0-11053).

10.15 Non-Management Directors’ Stock Compensation Plan effective February 25, 2004, is incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004, (Commission File No. 0-11053).

10.16 Commonwealth Telephone Enterprises, Inc. Commonwealth Builder 401(k) Plan (As Amended 2004) is incorporated herein by reference to Exhibit 4.3 to Form S-8 Registration Statement of Registrant filed with the Commission, Registration No. 333-117450.

10.17 Agreement and Release dated as of July 20, 2004 entered into by and between Commonwealth Telephone Enterprises, Inc. and James DePolo is incorporated herein by reference to Exhibit No. 10.16 to the Company’s Post Effective Amendment No. 4 to Form S-1 on Form S-3 Registration Statement as filed with the Commission on July 26, 2004, Registration No. 333-110325.

* (21) Subsidiaries of the Registrant

* (23) Consent of Independent Registered Public Accounting Firm

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

Date: March 11, 2005

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

By:	/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 11, 2005

/s/ DONALD P. CAWLEY Donald P. Cawley	Executive Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 11, 2005
DIRECTORS:

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 11, 2005

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 11, 2005

/s/ JAMES Q. CROWE James Q. Crowe		March 11, 2005

/s/ FRANK M. HENRY Frank M. Henry		March 11, 2005

/s/ RICHARD R. JAROS Richard R. Jaros		March 11, 2005

/s/ DANIEL E. KNOWLES Daniel E. Knowles		March 11, 2005

/s/ DAVID C. MITCHELL David C. Mitchell		March 11, 2005

/s/ EUGENE ROTH Eugene Roth		March 11, 2005

/s/ JOHN J. WHYTE John J. Whyte		March 11, 2005

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•	uncertainties relating to our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions, acquisitions and divestitures;

•	government and regulatory policies;

•	the pricing and availability of equipment, materials and inventories;

•	technological developments;

•	reductions in rates or traffic that is subject to access charges;

•	changes in the competitive environment in which we operate; and

•	the receipt of necessary regulatory approvals.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications-related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control, with the common stock having one vote per share and Class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit Sons’, which has since become Level 3 Communications, Inc. (“Level 3”). In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”). In April and December of 2002, Level 3 sold approximately 9,600,000 shares of our common stock in two registered offerings, which resulted in a reduction of its voting power in our company from approximately 48% of the voting power of our equity securities to approximately 29%. In September 2003, we completed a transaction pursuant to which each outstanding share of our Class B Common Stock was converted into 1.09 shares of our Common Stock (the “Recapitalization Transaction”).

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

Management’s Overview

2004 Highlights

CTE continued to produce solid consolidated financial results in 2004. Sales increased slightly in 2004 to $335,811 and operating income increased 3.0% to $106,447. The increase in operating income is due to a slight increase in revenues and continued focus on cost control across all of our operations.

In November of 2003, taking advantage of our strong cash position and a relatively weak stock price, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE Common Stock, which was subsequently increased to $150 million. As of December 31, 2004, we had repurchased 3,047,244 shares, at a cost of $118,544.

In July of 2003, we took advantage of favorable interest rates and sold $300,000 of 3.25% convertible notes due in 2023. As of December 31, 2004, our cash balance was $312,260, after the pay-down of debt of approximately $60,000 and the purchase of approximately $75,000 worth of common shares during 2004. Possible uses for this cash include working capital, capital expenditures and other general corporate purposes including potential acquisitions and new product offerings. Our approach to acquisitions has been, and will continue to be, “prudent and disciplined.” Acquisitions are inherently risky, and it is our belief that we should focus on what we do best and pursue opportunities that make sense both strategically and economically and are in the best interests of our shareholders.

In addition, while we do not presently intend to pay cash dividends on our common stock, we may decide to pay dividends in the future. The payment of any cash dividends will be at the discretion of our Board of Directors and will be based on a number of factors.

On November 30, 2004, the Governor signed legislation that authorized CT to amend its alternative regulation plan to include a commitment to deliver broadband service to all users by December 31, 2008. Under the legislation, this commitment entitles CT to eliminate the 2% yearly offset in its price adjustment formula, although CT could be required to refund the additional revenues collected due to this amendment if it failed to meet its broadband commitment. CT filed an amended plan with the PUC incorporating these changes in December 2004, which the PUC approved on March 3, 2005.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. At the conversion price in effect at December 31, 2004, our convertible debt is convertible into 5,263,170 shares of our common stock. Prior period earnings per share amounts presented for comparative purposes have been restated to conform to this consensus.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

2004 Challenges and 2005 Expectations

We faced many challenges in 2004 that will continue into the future. Wireless carriers continue to increase their coverage area and Voice over IP is evolving. In addition, there are industry-wide trends toward declining usage of dial-up Internet access and wireline long-distance services.

The legislative and regulatory landscape continues to be a challenging one. FCC-mandated interstate access rate reductions reduced revenues in 2004 for CTSI. Also, a substantial portion of CTSI’s revenues are derived directly and indirectly from ISPs. Consolidation within the ISP industry due to their declining dial-up customer base, bankruptcy or a major network reconfiguration could negatively impact CTSI’s results.

Our primary focus in 2005 will be on the execution of our business plan in the market place. This means defending our customer base, and we plan to do this by delivering value to our customers in our bundled product offerings and by providing customer service that is second to none. It also means continued focus on managing our costs and maintaining our margins.

Despite these challenges, our operations generate a significant amount of cash flow. Our strategic plan is designed to insure that we identify and capitalize on changing consumer preferences, market trends and technological developments. CT is actively bundling voice and data products to provide our customers with convenient, attractive packages in an effort to minimize churn to cable modem and wireless. In November of 2004, the Company announced that it had entered into a strategic alliance with EchoStar Communications Corporation to provide their DISH Network(™) satellite TV service to all households in the current territories of CT and CTSI. This will enable the Company to offer its customers digital television programming beginning in mid 2005. Both CT and CTSI are exploring other alliances and partnerships with other providers in order to expand our product offerings and to capitalize on our strong sales experience, technologically-advanced network, loyal customer base and high-speed capacity.

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which we refer to as our RLEC “edge-out” operation, and is a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access, that is in CT’s territory. Our “Other” segment is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services. “Other” also includes our corporate entity.

As of December 31, 2004, CT served over 333,000 switched access lines. In 1997, we formally launched our facilities-based CLEC, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. In late 2002, we extended our operations into select areas of Pennsylvania’s Lehigh Valley. We view this as an extension of our current Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market. CTSI served over 138,000 switched access lines as of December 31, 2004, which were mainly business customers.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and Jack Flash DSL. Access revenue consists primarily of

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. Local long-distance and long-distance revenues consist of charges for such services paid by CT’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access provided to CT’s customers.

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and Jack Flash DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI’s customers. Jack Flash DSL revenue consists of charges for high-speed Internet access provided to CTSI’s customers. Long-distance revenue consists of charges for long-distance service paid by CTSI’s customers.

Our “Other” business segment includes the revenue from epix and Commonwealth Communications. epix revenue for this segment consists primarily of dial-up Internet access revenue. Commonwealth Communications generates revenue primarily from telecommunications projects, including installation of telephone systems for business customers, cabling projects and telecommunications systems design.

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services, general and administrative expenses and depreciation and amortization. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase, but generally at a slower rate. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. CLD also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line installations comprise a significant portion of its overall capital spending and result in incremental revenue.

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

	For the Years Ended December 31,
	2004	2003	2002
Sales:
CT	$227,666	$223,827	$207,978
CTSI	83,568	85,336	84,006
Other	24,577	26,559	26,571

Total	$335,811	$335,722	$318,555

	For the Years Ended December 31,
	2004	2003	2002
Operating income (loss):
CT	$100,400	$97,153	$86,613

CTSI—edge-out	9,554	8,978	10,714
CTSI—expansion*	799	1,636	3,940

Total CTSI	10,353	10,614	14,654

Other	(4,306)	(4,386)	(4,672)

Total	$106,447	$103,381	$96,595

*	Years ended December 31, 2004, 2003 and 2002 include restructuring reversals of $799, $1,636 and $3,940, respectively. See Note 4 for additional details.

	As of December 31,
	2004	2003	2002
Access lines:
CT access lines	333,022	338,462	337,849
CTSI access lines	138,820	138,667	126,649

Total	471,842	477,129	464,498

2004 vs 2003

For the year ended December 31, 2004, our consolidated sales increased $89 and were $335,811 and $335,722 for the years ended December 31, 2004 and 2003, respectively. Higher sales at CT of $3,839 contributed to the increase, offset by a decline in CTSI sales of $1,768 and a decline in Other sales of $1,982. Consolidated costs and expenses decreased $3,651 primarily due to lower headcount (primarily at CTSI), lower transport costs of $750 at epix, lower corporate spending of $461 and network cost settlements of $1,701 at CTSI which contributed to lower operating expenses of $2,977. Operating income increased $3,066 as a result of the increase in sales and the decrease in operating expenses discussed above. Consolidated net income was $62,031 or $2.60 per diluted share for the year ended December 31, 2004. Consolidated net income was $72,865 or $2.92 per diluted share for the year ended December 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.51 per diluted share from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The earnings per diluted share for 2003 has been revised to include the effects of contingently

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

convertible securities in accordance with EITF 04-8. Contributing to the decrease in net income is the cumulative effect accounting adjustment and an increase in interest expense due to the sale of convertible notes in July 2003, partially offset by the increase in operating income and an increase in interest income.

CT

CT’s sales were $227,666 and $223,827 for the years ended December 31, 2004 and 2003, respectively. The sales increase of $3,839 or 1.7% is primarily due to higher local, enhanced services, DSL and intraLATA toll and long-distance revenues, partially offset by lower access revenue and a recovery of $965 of our WorldCom receivables in 2003 that did not recur in 2004. CT’s primary residential lines declined slightly primarily due to wireless substitution. Additional lines declined as customers switched to DSL and other high-speed products, and customers look to find ways to lower personal spending.

Interstate access revenue increased $3,319 primarily resulting from an increase in units that drive settlements of $1,801, an increase in special access circuit revenue of $998 and an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $1,019. Due to a slight decline in the NECA average schedule formulas that was placed into effect July 1, 2004, the increase in interstate access revenue occurred during the first half of 2004; the average schedule formulas are updated annually. State access revenue decreased $7,652 primarily as a result of the State Access Reform rate decrease of $4,571, wireless interconnection rate reductions of $1,311 and a decrease in minutes of use of $438. Local service revenue increased $3,916 primarily as a result of the State Access Reform rate increase. In addition, enhanced service revenue increased $2,395 as a result of the State Access Reform price increase of $1,801 and increases in custom calling, Caller ID and certain other enhanced services. IntraLATA toll and long-distance revenues increased $931 due to an increase in revenue of $3,910 resulting from an increase in subscribers from a long-distance product offering that began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $2,997, a trend we expect to continue. Other revenue increased $934 as a result of an increase in DSL revenue of $1,740 from an increase in subscribers, an increase in optional wire maintenance revenue of $1,125 due to a price increase and price increases on other services as a result of State Access Reform of $572. These increases were partially offset by a recovery of $965 in 2003 related to a third party vendor assuming our WorldCom receivables that were previously written-off and a lower volume of non-recurring equipment sales and time and material work of $1,664 due to a lower demand in 2004 as compared to 2003.

CT’s costs and expenses, excluding depreciation and amortization, (“costs and expenses”) were $79,219 and $79,730 for the years ended December 31, 2004 and 2003, respectively. Costs and expenses decreased $511 or 0.6% due to a decrease in corporate expenses due to decreased spending, lower material expense due to lower CPE equipment sales of $545 and lower terminating access expense due to CT’s lower intraLATA toll minutes. These lower costs were partially offset by higher expenses due to an increase in pole attachments and associated higher rates of $783 and higher repairs and maintenance expense of $423.

Depreciation and amortization expense increased $1,103 or 2.3% for the year ended December 31, 2004. The increase was a result of capital expenditures in 2003 and 2004, partially offset by changes in CT’s overall composite rate.

CT’s operating income increased $3,247 or 3.3% to $100,400 for the year ended December 31, 2004. The increase was a result of the items discussed above.

CTSI

CTSI’s sales were $83,568 and $85,336 for the years ended December 31, 2004 and 2003, respectively. The decrease of $1,768 primarily represents a decrease in access revenue of $5,046, partially offset by an increase in

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

local service of $884, from installed access lines; and increases in customer point-to-point circuit revenues of $801 and Jack Flash DSL and Internet revenues of $849. CTSI’s sales include a $760 Verizon trunking dispute settlement.

The FCC rate ceilings, as further described in the Legislative and Regulatory section, have resulted in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, will have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates based on a revised Percent Local Usage (“PLU”) factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month.

CTSI was recently notified by Verizon North (formerly GTE) requesting a change in the PLU factor. As a result of this request, CTSI will be using a direct measurement billing approach instead of a PLU factor. The effect on CTSI’s revenue and operating income will be a reduction of approximately $50 per month beginning April 2005 based on the current traffic mix.

CTSI recorded approximately $6,335 or 7.6% of its revenues from compensation revenue associated with Internet service provider (“ISP”) traffic as compared to $12,258 or 14.4% for 2003. As was the case in 2003, all of the allowable billable minutes on local ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2004 were billed in the first quarter. Effective October 8, 2004, the FCC will no longer enforce the cap on the number of minutes for which compensation can be collected, but will continue to limit the rate that can be charged. This FCC decision will result in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 17.1% and 23.2% of CTSI’s revenues for the years ended December 31, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and point-to-point circuit revenue and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends toward declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The decrease in revenue was partially offset by the increase in local service. At December 31, 2004, CTSI had 138,820 installed access lines as compared to 138,667 at December 31, 2003, an increase of 153 or 0.1%. Additionally, the increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our circuits to allow their networks to tie into the switched network system. The decrease in revenue was also partially offset by increases in Jack Flash DSL and Internet revenues of $849 due to subscriber growth.

Costs and expenses were $53,809 and $55,610 for the years ended December 31, 2004 and 2003, respectively. The decrease of $1,801 is primarily due to reserve reversals linked to network cost settlements of $1,701, reductions in colocate power requirements of $289 and a reduction in headcount, partially offset by an increase in long-distance minutes of $297.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Depreciation and amortization expense decreased $543 or 2.6% to $20,205 as a result of certain assets becoming fully depreciated. Restructuring reversals associated with our 2000 restructuring charge were $837 lower for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

CTSI’s operating income decreased $261 or 2.5% to $10,353 for the year ended December 31, 2004. The decrease was a result of the items discussed above.

Other

Other sales were $24,577 and $26,559 for the years ended December 31, 2004 and 2003, respectively. The decrease of $1,982 or 7.5% is due to a decrease in epix and CC sales.

epix sales decreased $1,631 or 14.6% to $9,557 due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or low cost dial-up providers. CC sales decreased $351 or 2.3% to $15,020 primarily due to lower revenues from communications facilities management services, a decrease in premises distribution systems sales and a decrease in drop shipments, partially offset by an increase in new installations of business systems. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins.

Costs and expenses in Other were $26,161 and $27,500 for the years ended December 31, 2004 and 2003, respectively. epix expenses decreased $1,502 primarily as a result of a decrease in subscribers, lower transport costs, lower headcount and lower bad debt expense. Expenses at the corporate entity decreased primarily due to certain expenses related to the Recapitalization Transaction in 2003 that did not recur, partially offset by a charge for severance expense incurred in the third quarter of 2004. This decrease was partially offset by increased costs and expenses at CC of $624 to $13,593 for the year ended December 31, 2004. This change was due to a favorable settlement of an outstanding project dispute of $965 in 2003.

Depreciation and amortization expense decreased $723 or 21.0% to $2,722. The change was due to a smaller base of depreciable plant and certain assets becoming fully depreciated.

The operating loss in Other was ($4,306) for the year ended December 31, 2004 as compared to ($4,386) for the year ended December 31, 2003. The change was a result of the items discussed above.

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2004, we carry a liability of $344 associated with certain outstanding liabilities. See Note 4 to the Consolidated Financial Statements for additional information.

Interest and Dividend Income

Interest and dividend income was $5,773 for the year ended December 31, 2004 as compared to $3,372 for the year ended December 31, 2003. The increase of $2,401 or 71.2% is primarily the result of the higher temporary cash investment balances as a result of proceeds received from the $300,000 convertible notes offering in July 2003 and a higher Rural Telephone Bank dividend rate of 6% versus 4.2% in 2003.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, ACB (formerly National Bank for Cooperatives) (“CoBank”), interest on revolving credit facilities and

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

amortization of debt issuance costs. We used an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $16,800 for the year ended December 31, 2004 as compared to $13,560 for the year ended December 31, 2003. The increase of $3,240 or 23.9% is primarily a result of our issuance of convertible notes in July 2003, partially offset by lower expense due to repayment of high rate debt and the resulting lower loan balances.

Income Taxes

Our effective tax rates were 37.6% and 37.2% for the years ended December 31, 2004 and 2003, respectively. In December 2002, we reorganized our legal entity structure to allow the Pennsylvania state taxable losses of CLD and epix to be offset against state taxable income of CT, a benefit we realized in 2003. Also, we are utilizing various tax strategies to provide effective state income tax planning. We anticipate our 2005 effective tax rate to be approximately 38%. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

2003 vs 2002

For the year ended December 31, 2003, our consolidated sales increased 5.4% to $335,722. Higher sales at CT of $15,849 and CTSI of $1,330 contributed to the increase. Other sales declined by $12. Operating expenses increased $10,381 from an increase in consolidated costs and expenses of $8,689 primarily due to increased pension cost and an operating tax settlement recorded in 2002 that did not recur in 2003, higher depreciation expense of $2,921, a lower positive settlement in 2003 associated with our 2000 restructuring charge, partially offset by charges in 2002 of $2,333 associated with the Voluntary Retirement Program that did not recur in 2003 and the elimination of management fees from the management services agreement with RCN, which were $1,200 in 2002. Operating income increased $6,786 as a result of the increase in sales, offset by the increases in operating expenses discussed above. Consolidated net income was $72,865 or $2.92 per diluted share for the year ended December 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.51 per diluted share from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Net income was $57,124 or $2.42 per diluted share for the year ended December 31, 2002. Contributing to the increase in net income is the increase in operating income and the cumulative effect accounting adjustment, partially offset by an increase in interest expense due to the sale of convertible notes in July 2003.

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

Interstate access revenue increased $8,084 resulting from an increase in the NECA average schedule formulas, growth in access lines, an increase in special access circuits and an increase in minutes of use. State access revenue increased $2,438 primarily as a result of an increase in minutes of use. In addition, enhanced service revenue increased $718 primarily from Caller ID and certain other enhanced services sales. In the third quarter of 2003, a third party vendor assumed our WorldCom receivables resulting in a recovery of $965 of amounts previously written-off. Local service revenue decreased $273 primarily due to the one-time surcharge refund and a revision in the way CT treats state tax surcharges, partially offset by increases in access lines and a regulatory rate increase of $0.21 in May 2002 for substantially all dial-tone lines, based on a Gross Domestic Product Price Index (GDPPI) rate increase. IntraLATA toll and long-distance revenues decreased $358 primarily as a result of lower market share due to attractive calling packages offered by several non-wireline providers in certain areas of CT’s territory, a trend we expect to continue, partially offset by a new low-rate long-distance product offering. Jack Flash sales increased $1,476 due to an increase in subscribers.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CT’s costs and expenses, excluding depreciation and amortization, management fees, restructuring charges (reversals) and Voluntary Retirement Program (“costs and expenses”) were $79,730 and $74,614 for the years ended December 31, 2003 and 2002, respectively. Costs and expenses increased $5,116 or 6.9% due to a favorable operating tax settlement of $2,589 recorded in the fourth quarter of 2002 that did not recur in 2003 and also due to the new long-distance product offering. Costs and expenses of Jack Flash increased due to an increase in network support costs and an increase in DSL sales. Costs and expenses also increased as a result of higher local terminating expense, higher snow removal costs, higher utility costs, additional costs to maintain our properties and higher data base dip charges due to growth in Caller ID revenues. These increases were partially offset by lower payroll costs due to the realignment of our management staff that occurred late in the fourth quarter of 2002 and lower advertising costs.

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

CTSI

CTSI’s sales were $85,336 and $84,006 for the years ended December 31, 2003 and 2002, respectively. This increase of $1,330 primarily represents an increase in local service, primarily from an increase in installed access lines; and increases in long-distance, customer point-to-point circuit revenues and Internet access from dedicated and DSL. At December 31, 2003, CTSI had 138,667 installed access lines as compared to 126,649 at December 31, 2002, an increase of 12,018 or 9.5%. CTSI’s net line additions were lower due to a loss of access lines in the fourth quarter of 2003 in connection with the reconfiguration of a key business customer’s network. The increase in point-to-point circuit revenue is due to Internet and cellular providers using our circuits to allow their networks to tie into the switched network system. Also contributing to the increase in revenue was an increase in ISP traffic. For the year ended December 31, 2003, CTSI recorded $12,258 or 14.4% of its revenues from compensation revenue associated with ISP traffic, as compared to $11,961 or 14.2% for the same period in 2002.

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

The increases in revenue were partially offset by the continued reduction in access revenue resulting from a modification to certain transport billings related to access trunking by approximately $1,200 per quarter that began in the third quarter of 2002. This modification was a result of a dispute between CTSI and Verizon regarding billing for these transport trunking facilities. In February 2004, Verizon filed a Petition for Resolution of a Dispute with the Pennsylvania PUC, seeking a refund and/or credits for approximately $7.9 million in facilities charges that CTSI billed to Verizon over a two-year period. CTSI answered Verizon’s complaint, denying all liability, and asked the Pennsylvania PUC to render a decision in favor of CTSI. In January 2005, Verizon Pennsylvania and CTSI reached a mutually satisfactory settlement.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Revenues are also reduced by the implementation of the Federal Communications Commission’s (“FCC”) mandated interstate access rate reduction. The FCC rate ceilings resulted in reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation. In addition, industry-wide trends toward declining usage of dial-up Internet access and of long-distance services generally, may have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that will be subject to intrastate access charges, and a corresponding increase in the proportion that will be subject to reciprocal compensation rates based on a revised PLU factor. Because the reciprocal compensation rates are much lower than access charges, this change in traffic mix negatively affected CTSI’s revenues by approximately $700 per month, beginning in November 2003.

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

Costs and expenses were $27,500 and $25,554 for the years ended December 31, 2003 and 2002, respectively. Expenses at the corporate entity increased primarily due to increased pension expense from a decline in pension assets in 2002. This increase was partially offset by reduced costs and expenses at epix of $1,435 primarily as a result of a decrease in subscribers, lower rent expense, a reduction in headcount and lower toll charges. CC costs and expenses were $12,969 and $13,144 for the years ended December 31, 2003 and 2002, respectively; a decrease of $175. This change was due to a favorable settlement of an outstanding project dispute and a reduction in headcount, partially offset by an increase in costs of $790 due to the increase in sales.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets (suburban Philadelphia, PA; Binghamton, NY; Syracuse, NY; Charleston/Huntington, WV; and Youngstown, OH) launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2003, we carried a liability of $812 relating primarily to an estimated customer claim relating to the assignment of customers to another CLEC. See Note 4 to the Consolidated Financial Statements for additional information.

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

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, interest on revolving credit facilities and amortization of debt issuance costs. We used interest rate swaps on $70,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $13,560 for the year ended December 31, 2003 as compared to $10,483 for the year ended December 31, 2002. The increase of $3,077 is primarily a result of our issuance of convertible notes in July 2003.

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

Liquidity and Capital Resources

	December 31,
	2004	2003
Cash and temporary cash investments	$312,260	$336,035
Working capital	253,092	251,788
Long-term debt (including current maturities, notes payable and capital lease obligations)	336,082	396,380

Cash and temporary cash investments were $312,260 at December 31, 2004, as compared to $336,035 at December 31, 2003. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 3.08 to 1 at December 31, 2004, as compared to 2.56 to 1 at December 31, 2003. The net increase is due to increased liquidity provided by operations and repayment of debt.

We have the following financing arrangements in place:

	December 31, 2004	December 31, 2003
	Balance	Balance
Credit agreement—CoBank	$—	$29,521
Revolving line of credit—CoBank	35,000	65,000
Convertible notes	300,000	300,000

Total	$335,000	$394,521

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. The net proceeds from this offering, in addition to cash generated from operations, are being and will be used for working capital, capital expenditures and other general corporate purposes. In addition, other uses of cash may include potential acquisitions, new product offerings, debt retirement and common stock repurchases. While we do not presently intend to pay cash dividends on our common stock, we may decide to pay such dividends in the future. The payment of any cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividend and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Currently, our CoBank indebtedness places restrictions on our ability to pay dividends. On July 2, 2003, we repaid in full all amounts outstanding on the $240,000 revolving credit facility, which totaled $5,000, and terminated this facility and all commitments thereunder on July 17, 2003.

To take advantage of our favorable cash position, in the second quarter of 2004 we paid the remaining balance on our mortgage note payable to CoBank.

An amended revolving line of credit agreement with CoBank was entered into in May 2004, which extended the availability of credit to May 2005. We paid $15,000 on our line of credit in June 2004 and $15,000 was paid in September 2004. Simultaneously with each payment, that portion of the line was canceled. The aggregate amount outstanding on this commitment was $35,000 and $65,000 at December 31, 2004 and 2003, respectively. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. We may refinance all or a portion of this line of credit when it becomes due in May 2005. As of December 31, 2004, we were in compliance with our CoBank debt covenants.

We announced a $100 million Stock Repurchase Program on November 13, 2003 and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no expiration date. As of December 31, 2004, we had repurchased 3,047,244 shares with an average purchase price of $38.902, including commissions, for a total repurchase of approximately $118.5 million.

	As of December 31,
Net cash provided by (used in):	2004	2003	2002
Operating activities	$142,504	$150,275	$131,308
Investing activities	(39,864)	(43,736)	(50,251)
Financing activities	(126,415)	194,561	(73,420)

For the year ended December 31, 2004, our net cash provided by operating activities was $142,504 comprised of net income of $62,031, non-cash depreciation and amortization of $70,974 and other non-cash

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

items and working capital changes of $9,499. Net cash used in investing activities of $39,864 consisted primarily of additions to property, plant and equipment of $43,519. Net cash used in financing activities of $126,415 consisted primarily of stock repurchases of $75,177 and the net redemption of debt of $59,521.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 30% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value of approximately $6.0 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we anticipate will not begin before 2006. The cash dividend received in 2004 of $197 is included in interest and dividend income.

As part of the proposed 2006 federal budget, the Administration proposes to establish a process and terms to implement a dissolution of the Rural Telephone Bank (“RTB”), whereby stockholders will obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,600 in accordance with the provisions of our previous financing arrangement with the RTB. Stock dividends previously received will be recognized when the underlying security is redeemed for cash. We will continue to monitor future developments in this area.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have contractual obligations and commercial commitments made in the ordinary course of business. The commercial obligations, financings and commitments made by us are customary transactions, similar to those of other comparable telecommunications providers. Except for our interest rate swap, we have no other off balance sheet arrangements.

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the Notes to the Consolidated Financial Statements and cross referenced in the tables below.

The following table discloses aggregate information about our contractual obligations as of December 31, 2004, and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Footnote reference(1)
Debt maturing within one year	$35,000	$35,000	$—	$—	$—	8
Long-term debt	300,000	—	—	—	300,000	8
Interest on long-term debt	180,863	9,750	29,250	19,500	122,363	8
Pension and other postretirement benefits	3,061	408	890	385	1,378	10
Capital lease obligations(2)	1,178	785	393	—	—	12
Operating leases	21,569	3,094	6,666	3,131	8,678	12
Purchase obligations(3)	70,325	18,284	16,741	11,227	24,073	12

Total contractual obligations	$611,996	$67,321	$53,940	$34,243	$456,492

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

As of December 31, 2004, we have no letters of credit or other financial guarantees outstanding.

The following table discloses aggregate information about our derivative instruments, the source of fair value of these instruments and their maturities:

	Fair Value of Contracts at Period-End
Source of fair value	Total Fair Value	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference(1)
Prices provided by external sources(4)	$(1,276)	$—	$(1,276)	$—	$—	13

(1)	Refers to the Notes to our Consolidated Financial Statements included herein.
(2)	Represents total obligations, including interest components.
(3)	Purchase obligations include: outstanding purchase orders and commitments, a commitment for the provision of data processing services and the management of our data processing operations, committed software purchases and pole and conduit rental payments through 2014.
(4)	The fair value of the interest rate swap at December 31, 2004, was provided by the counterparty to the underlying contract.

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

As of December 31, 2004	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed rate long-term debt	$300,000	$315,750	$305,421	$326,536
Variable rate notes payable	35,000	35,000	34,857	35,144

We have an interest rate swap agreement to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The table below provides information about our interest rate swap. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amount has been provided to us by the financial institution with which we have the swap contract.

Variable to Fixed:	Maturity Date	Interest Rate	Fixed Notional Amount	Approximate Fair Value as of December 31, 2004
Interest rate swap	2006	5.40%	$35,000	$(1,276)

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

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain estimates require more subjectivity or judgment than others. We review the critical accounting estimates, judgments and degrees of subjectivity inherent in these estimates with the Company’s Audit Committee. These critical accounting estimates are:

•	We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, salvage values and fixed asset lives in order to assess depreciation rates. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation, which could impact our earnings. The effect of increasing the average useful lives of our telephone plant by one year would result in a decrease in depreciation expense of approximately $5.2 million; the effect of reducing the average useful lives of our telephone plant by one year would result in an increase in depreciation expense of approximately $6.1 million.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 10 to the Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligations and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. Pension expense for 2004 would have increased approximately $0.2 million if our expected return on plan assets were one quarter of one percent lower. The expense would have increased approximately $0.4 million if our assumed discount rate were one quarter of one percent lower, and would have decreased $0.4 million if our assumed discount rate were one quarter of one percent higher. The benefit obligation at December 31, 2004, would have been increased by approximately $2.6 million if our assumed discount rate were one quarter of one percent lower.

•	We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised, or if the carryforward period for net operating losses in tax jurisdictions is changed.

•	The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in our being assessed taxes in addition to amounts previously paid. Accordingly, we maintain tax contingency reserves for such potential assessments. The reserves are determined based upon our best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances.

•	CT’s interstate access charges are subject to a pooling process with the National Exchange Carrier Association. Final interstate revenues are based on nationwide average costs applied to certain demand quantities. We estimate revenues earned through this process, which are subject to adjustments that may either increase or decrease the amount of interstate access revenues and receivables. Historically, we have not experienced significant adjustments to our revenues as a result of our participation in this pooling process.

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

Related and Like Parties

CTE, through its subsidiaries, epix® Internet Services and CTSI, LLC, paid approximately $93 to Level 3 Communications, Inc. (“Level 3”) in 2004 for network services including transport services, colocation and gateway services. In addition, CTSI, LLC recorded $144 of sales from Level 3 related to data circuits. Mr. Crowe, a Director of the Company, is a Director and CEO of Level 3, while Messrs. Scott and Jaros, also Directors of the Company, are Directors of Level 3. In addition, Mr. McCourt was a Director of the Company through January 27, 2005 and was a Director of Level 3 through January 27, 2005. On January 21, 2004, Level 3 announced that it had privately negotiated the sale of its remaining 1,108,596 shares of CTE Common Stock to an institutional investor. In connection with this transaction, the Company consented to the assignment by Level 3 of all of its remaining registration rights to the purchaser. Level 3 does not hold any equity ownership interest in the Company at this time.

During 2004, five of our directors also served on the Board of Directors of RCN Corporation (“RCN”). After RCN emerged from bankruptcy in December 2004, a new Board of Directors of RCN was named. At present, none of our Directors serve on the Board of Directors of RCN. Our existing relationships with RCN are arms-length business transactions.

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

On November 30, 2004, the Governor signed a bill (House Bill 30) amending the law under which CT’s alternative regulation plan was approved. Among other things, the amendment keeps in effect the terms of plans, like CT’s, approved under prior law, and prohibits the PUC from requiring any changes to those plans except to conform to the new amendments. Pursuant to this new law, CT filed and received approval of an amended plan with the PUC revising its price adjustment formula to eliminate the 2% annual offset to inflation, and proposing to provide universal availability of broadband services within CT’s service territory no later than December 31,

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

2008. Under the amended plan, CT could be required to refund some of its increased revenues to customers if it failed to meet its commitment to deploy broadband services.

The alternative regulation plan under which we operated permitted CT to increase its overall rates for regulated intrastate services annually by an amount equal to inflation minus 2%. In periods of very low inflation, as during the past few years, this formula would require rate decreases. In 2003, the PUC approved a plan amendment that permitted CT to defer these rate reductions for up to four years and offset them against future increases (if any). In accordance with the Chapter 30 Plan, we have recently submitted filings to the PUC to reflect the most recent impacts of inflation as well as the effect of rate reductions that have been implemented for traffic terminated from several national wireless carriers. These wireless rate reductions satisfied the requirement to adjust rates for previously deferred decreases. CT remains liable to purchasers of CT’s services for the additional revenues received during the time period that the rate decreases were actually deferred. These amounts could be satisfied if CT were to defer a rate increase in the future or actually return these amounts to customers via a one-time refund or a temporary rate decrease.

The PUC is currently considering changes in intrastate switched access rates and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. This proceeding, which was begun in December 2004, primarily addresses the rates that CT charges to long-distance carriers for in-state toll calls that originate or terminate on CT’s local telephone lines. In previous PUC orders, reductions in in-state access charges have been offset by revenue-neutral increases in our monthly local service rates. CT also receives funding from the state USF, which could be affected by the PUC’s investigation. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 32.7% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers and access charges to interexchange carriers (“IXCs”). CT also receives funding from the federal Universal Service Fund (USF), under formulas adopted by the FCC. During the Fund’s fiscal year ending June 30, 2005, CT is entitled to receive approximately $16.4 million in interstate common line support (“ICLS”). Changes in the USF formulas could have a material effect on CT’s revenues.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of inter-carrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has recently solicited comments from the public on a variety of proposed approaches to reforming inter-carrier compensation. Some of these proposals, if adopted, would also affect CT’s intra-state access charges, and the amount of USF funding it receives. CTE has been active in addressing these proposals through its industry association, the United States Telecom Association (“USTA”). The FCC had expressed a tentative preference for moving to a “bill and keep” regime, whereby carriers would exchange traffic with one another without payment of compensation, but may also consider alternative approaches. Since CT currently derives a significant portion of its revenues from inter-carrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT such as the ability to raise other rates to offset reductions in inter-carrier compensation, a transition period and/or increased universal service funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

The Universal Service Administration Corporation (“USAC”) recently announced that it was temporarily suspending the issuance of new commitments for funding in the E-Rate program, a part of the federal USF that

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

provides discounted telecommunications services and equipment to eligible schools and libraries. The suspension was required so that USAC can become compliant with the Anti-Deficiency Act, a federal statute that requires federal agencies to have cash on hand sufficient to meet their funding commitments. However, Congress adopted legislation in December 2004, suspending the effects of the Anti-Deficiency Act through December 31, 2005, and USAC has been able to resume funding its E-Rate commitments. We cannot predict whether USAC will be able to continue issuing commitments after December 31, 2005, but any suspension of new commitments would not affect CT’s ability to receive reimbursement for discounts it has already extended because CT provides discounts to its school and library customers only after the customer has received a funding commitment from USAC.

The FCC has not decided whether the Universal Service High Cost Fund support administered by USAC should also be subject to the Anti-Deficiency Act after December 31, 2005. If High Cost funding were held to these standards, a temporary suspension of this program could be necessary and/or the funding contribution factor paid by all telecommunications providers and passed through to end-users could be significantly increased. If this were to occur, CT’s receipt of Universal Service funds, via the NECA pooling process, could be affected, although the effect most likely would be a delay in receiving payments, rather than an overall reduction of support. The FCC, Congress and the telecommunications industry are considering solutions to this issue that would avoid any disruption to the High Cost Fund program. It is not possible to predict with any degree of certainty what the outcome of this issue will be.

In August 2004, the FCC designated NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. Under current FCC rules, certification of Nextel will not affect the Fund disbursements received by CT. However, the FCC has expressed concern that these rules may lead to a drain on the federal USF, and the FCC may change the funding rules to prevent such a result. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

CT, CTSI and CLD are required to make contributions to the Federal Universal Service Fund, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. The FCC is currently considering changes to its Universal Service Fund regulations that, if adopted, would alter the basis upon which Universal Service Fund contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear whether the FCC will adopt any of these proposals. Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

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

However, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers,

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and other competitive carriers providing for exchange of traffic between its network and theirs.

Pursuant to FCC requirements, CT has implemented local number portability, which enables customers to keep their number when switching between carriers, without regard to whether the new carrier is a wireline or wireless service provider. The implementation of wireless number portability could negatively impact our operations, as customers become able to transfer their residential or business telephone number to a wireless telephone. In this regard, the FCC is considering shortening the time interval allowed for porting to occur. At this time, no decision has been made by the FCC.

The FCC allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. CT has implemented this cost recovery mechanism in 2004 to offset its costs of implementing number portability.

CTSI, LLC

CTSI’s prices are subject to regulation by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT, or those of Verizon as the dominant local telephone service provider. CTSI’s costs are also affected by regulatory decisions, because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies, in providing its services. CTSI has separate month-to-month interconnection and resale agreements with Verizon covering its former Bell Atlantic and former GTE operating areas in Pennsylvania.

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. Verizon is not, however, required to permit unbundled access to newly-constructed fiber optic facilities serving primarily residential premises. Verizon also will no longer be required to offer unbundled local switching, but CTSI does not use that element significantly. Verizon will also be required to provide some other network elements (including high-capacity loops and transport facilities) in many, but not all, of the markets it serves, but CTSI does not rely extensively on these elements.

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

Under the Telecommunications Act of 1996, the Pennsylvania PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. This Commission has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The Commission operates within a framework of national rules adopted by the FCC governing network element unbundling. During 2004, the PUC implemented changes in Verizon’s rates for unbundled local loops (that is, circuits connecting business and residential users’ premises to the Verizon central office), which resulted in a modest decrease in CTSI’s cost to obtain local loops in Verizon’s density cell 3 exchanges (where most CTSI customers are located), but an increase in the cost to serve customers in density cell 4. The PUC is continuing to consider a proposal by Verizon to average the rates for density cells 3 and 4, but has not yet taken any action on this proposal. Further decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon, which currently are approximately $0.0055 per minute.

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio generally is limited to $0.0007 per minute. The total number of minutes for which CTSI can collect compensation at this rate previously was capped based on the number of minutes CTSI terminated in the first quarter 2001, but the FCC eliminated this cap during 2004. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 17.1% and 23.2% of CTSI’s revenues for the year ended December 31, 2004 and 2003, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the year ended December 31, 2004, CTSI recorded approximately $6,335 or 7.6% of its revenues from compensation revenue from ISP traffic. This compares to $12,258 or 14.4% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,854 or 0.9% and $3,110 or 0.9% of our total consolidated revenues for the year ended December 31, 2004 and 2003, respectively. Revenues from interstate access charges represented approximately 0.5% and 0.8% of our consolidated revenues, for the year ended December 31, 2004 and 2003, respectively.

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

In January 2005, Verizon Pennsylvania and CTSI reached a mutually satisfactory settlement of a dispute over transport facilities charges that had been the subject of a complaint filed with the Pennsylvania PUC.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

For the Years Ended December 31,

	2004	2003	2002	2001	2000
Sales	$335,811	$335,722	$318,555	$306,614	$291,049
Net income (loss)	62,031	72,865	57,124	43,132	(55,449)
Diluted earnings per share*	2.60	2.92	2.42	1.84	(2.46)
Dividends per share	—	—	—	—	—
Total assets as of period end	783,431	851,653	554,039	564,604	582,844
Long-term debt, net of current maturities as of period end	300,000	323,898	77,299	151,309	260,319

*	Revised for 2003 to reduce $0.15 per diluted share to reflect the inclusion of contingently convertible debt in the calculation of diluted earnings per share as a result of EITF 04-8 that became effective for reporting periods ending after December 15, 2004.

•	2003 includes the effects of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

•	2003 includes the issuance of $300,000 of convertible notes.

•	2000 includes an estimated restructuring charge of ($99,713) or ($64,813) (after-tax) or ($2.79) per common share to exit CTSI’s expansion markets.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 11, 2005

/S/ Michael J. Mahoney	/S/ Donald P. Cawley
Michael J. Mahoney	Donald P. Cawley
President and	Executive Vice President and
Chief Executive Officer	Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Commonwealth Telephone Enterprises, Inc.:

We have completed an integrated audit of Commonwealth Telephone Enterprises, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2003, the Company changed its accounting for asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 15 (a)(1) of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 11, 2005

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$335,811	$335,722	$318,555

Costs and expenses (excluding other operating expenses itemized below)	159,189	162,840	154,151
Management fees, related party	—	—	1,200
Depreciation and amortization	70,974	71,137	68,216
Restructuring reversals (see Note 4)	(799)	(1,636)	(3,940)
Voluntary Retirement Program	—	—	2,333

Operating income	106,447	103,381	96,595
Interest and dividend income	5,773	3,372	2,239
Interest expense	(16,800)	(13,560)	(10,483)
Other income (expense), net	686	(884)	242
Equity in income of unconsolidated entities	3,236	2,698	2,384

Income before income taxes	99,342	95,007	90,977
Provision for income taxes	37,311	35,372	33,853

Income before cumulative effect of accounting change	62,031	59,635	57,124
Cumulative effect of accounting change, net of tax (see Note 2)	—	13,230	—

Net income	62,031	72,865	57,124

Unrealized gain (loss) on derivative instruments, net of tax	1,660	1,632	(1,243)
Minimum pension liability adjustment, net of tax	—	2,839	(2,839)

Comprehensive net income	$63,691	$77,336	$53,042

Basic earnings per share:
Income before cumulative effect of accounting change	$2.91	$2.54	$2.44
Cumulative effect of accounting change, net of tax	—	0.56	—

Net income	$2.91	$3.10	$2.44

Weighted average shares outstanding	21,325,907	23,515,367	23,390,939
Diluted earnings per share:
Income before cumulative effect of accounting change	$2.60	$2.41	$2.42
Cumulative effect of accounting change, net of tax	—	0.51	—

Net income	$2.60	$2.92	$2.42

Weighted average shares and common stock equivalents outstanding	26,779,685	26,105,917	23,568,329

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Par Value)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and temporary cash investments	$312,260	$336,035
Accounts receivable, net of allowance for doubtful accounts of $2,185 in 2004 and $2,329 in 2003	27,173	35,323
Accounts receivable from related parties	—	198
Unbilled revenues	12,916	14,719
Material and supply inventory, at average cost, net	6,071	6,636
Prepayments and other	2,734	2,751
Deferred income taxes	13,388	17,016

Total current assets	374,542	412,678

Property, plant and equipment, net of accumulated depreciation of $506,711 in 2004 and $452,989 in 2003	382,523	410,485
Investments	10,338	10,204
Other assets	16,028	18,286

Total assets	$783,431	$851,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$5,623
Capital lease obligation	721	777
Accounts payable	25,012	29,125
Notes payable	35,000	65,000
Advance billings and customer deposits	5,316	5,212
Accounts payable to related parties	—	10
Accrued interest	5,995	5,286
Accrued restructuring expense	344	812
Accrued expenses	49,062	49,045

Total current liabilities	121,450	160,890

Long-term debt	300,000	323,898
Capital lease obligation	361	1,082
Deferred income taxes	77,279	79,876
Other liabilities	18,411	23,178

Commitments and contingencies (see Note 12)
Common shareholders’ equity
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,172,376 and 24,013,902; outstanding: 21,123,262 and 22,806,886, in 2004 and 2003, respectively)	24,172	24,014
Additional paid-in capital	284,358	267,076
Deferred compensation	(10,093)	(6,451)
Accumulated other comprehensive loss	(830)	(2,490)
Retained earnings	86,931	24,900
Treasury stock at cost (3,049,114 and 1,207,016 shares in 2004 and 2003, respectively)	(118,608)	(44,320)

Total common shareholders’ equity	265,930	262,729

Total liabilities and shareholders’ equity	$783,431	$851,653

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$62,031	$72,865	$57,124
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	(13,230)	—
Depreciation and amortization	70,974	71,137	68,216
Deferred income taxes, net	137	14,791	23,989
Provision for loss on accounts receivable	736	1,230	2,473
Equity in income of unconsolidated entities	(3,236)	(2,698)	(2,384)
Tax benefit on stock compensation	880	744	275
Non-cash compensation	4,671	3,145	1,437
Non-cash amortization of debt issuance costs	1,758	1,298	323
Non-cash restructuring reversals	(332)	(790)	(3,940)
Gain on sale of expansion market assets	(467)	(846)	—
Other non-cash items	100	6	(7)
Net change in certain assets and liabilities:
Accounts receivable	7,414	1,266	(6,250)
Accounts receivable/payable related parties	188	492	(1,855)
Unbilled revenues	1,803	(362)	1,201
Material and supply inventory	787	888	1,853
Income taxes receivable	—	30	445
Prepayments and other	17	(167)	1,810
Other assets	483	439	4,932
Accounts payable	(4,113)	(1,368)	(10,044)
Advance billings and customer deposits	104	(658)	612
Accrued expense—restructuring	(136)	(427)	(1,412)
Accrued expenses	726	4,376	(2,038)
Other liabilities	(2,021)	(1,886)	(5,452)

Net cash provided by operating activities	142,504	150,275	131,308

Cash flows from investing activities:
Additions to property, plant and equipment	(43,519)	(47,372)	(53,374)
Proceeds on sale of expansion market assets	245	846	—
Other	3,410	2,790	3,123

Net cash used in investing activities	(39,864)	(43,736)	(50,251)

Cash flows from financing activities:
Redemption of long-term debt	(29,521)	(56,788)	(74,010)
Proceeds from the exercise of stock options	9,136	3,881	720
Proceeds from borrowings of long-term debt	—	300,000	—
Redemption of short-term debt	(30,000)	—	—
Capital lease payments	(777)	(491)	(130)
Stock repurchases	(75,177)	(43,367)	—
Payment made for debt issuance costs	(76)	(8,674)	—

Net cash (used in)/provided by financing activities	(126,415)	194,561	(73,420)

Net (decrease)/increase in cash and temporary cash investments	$(23,775)	$301,100	$7,637
Cash and temporary cash investments at beginning of year	$336,035	$34,935	$27,298

Cash and temporary cash investments at end of year	$312,260	$336,035	$34,935

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,246	$8,228	$11,708
Income taxes	$26,923	$20,904	$9,291
Supplemental disclosures of non-cash information:
Equipment acquired under capital lease obligation	$—	$2,163	$—
Stock based compensation	$7,482	$6,576	$—

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Thousands of Dollars)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2001	$21,427	$5,838	$255,570	$(4,306)	$(2,879)	$20,845	$(130,979)	$165,516
Net income						57,124		57,124
Restricted stock			(95)	1,831			(319)	1,417
Conversions	20	(20)						—
Stock plan transactions	39		681					720
Executive stock purchase plan				(201)				(201)
Tax benefits related to stock options			275					275
Minimum pension liability adjustment, net of tax					(2,839)			(2,839)
Unrealized (loss) on derivative instruments, net of tax					(1,243)			(1,243)
Other	3		163				55	221

Balance, December 31, 2002	21,489	5,818	256,594	(2,676)	(6,961)	77,969	(131,243)	220,990
Net income						72,865		72,865
Restricted stock	163		6,091	(3,622)				2,632
Conversions	8	(8)						—
Stock plan transactions	146		3,735					3,881
Executive stock purchase plan				(153)				(153)
Tax benefits related to stock options			744					744
Recapitalization	2,208	(2,026)	(182)					—
Retire treasury stock		(3,784)				(125,934)	129,718	—
Stock repurchases							(43,367)	(43,367)
Minimum pension liability adjustment, net of tax					2,839			2,839
Unrealized gain on derivative instruments, net of tax					1,632			1,632
Other			94				572	666

Balance, December 31, 2003	24,014	—	267,076	(6,451)	(2,490)	24,900	(44,320)	262,729
Net income						62,031		62,031
Restricted stock	(115)		7,298	(3,356)				3,827
Stock plan transactions	273		8,863					9,136
Executive stock purchase plan				(286)				(286)
Tax benefits related to stock options			880					880
Stock repurchases							(75,177)	(75,177)
Unrealized gain on derivative instruments, net of tax					1,660			1,660
401(k) match			227				846	1,073
Other			14				43	57

Balance, December 31, 2004	$24,172	$—	$284,358	$(10,093)	$(830)	$86,931	$(118,608)	$265,930

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK

For the Years Ended December 31, 2004, 2003 and 2002

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2001	21,426,556	37,234	21,389,322
Conversions	19,946	—	19,946
Stock plan transactions	39,252	—	39,252
Restricted stock	—	8,750	(8,750)
Other	2,943	(1,500)	4,443

Balance, December 31, 2002	21,488,697	44,484	21,444,213
Conversions	8,654	—	8,654
Stock plan transactions	146,267	—	146,267
Restricted stock	162,625	—	162,625
Recapitalization	2,207,659	—	2,207,659
Stock repurchase program	—	1,179,200	(1,179,200)
Other	—	(16,668)	16,668

Balance, December 31, 2003	24,013,902	1,207,016	22,806,886
Stock plan transactions	272,945	—	272,945
Restricted stock	(6,750)	—	(6,750)
Restricted stock conversion	(107,721)	—	(107,721)
Stock repurchase program	—	1,868,044	(1,868,044)
401(k) match	—	(24,646)	24,646
Other	—	(1,300)	1,300

Balance, December 31, 2004	24,172,376	3,049,114	21,123,262

CLASS B COMMON STOCK

For the Years Ended December 31, 2004, 2003 and 2002

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2001	5,838,630	3,784,649	2,053,981
Conversions	(19,946)	—	(19,946)

Balance, December 31, 2002	5,818,684	3,784,649	2,034,035
Conversions	(8,654)	—	(8,654)
Recapitalization	(2,025,381)	—	(2,025,381)
Retire treasury stock	(3,784,649)	(3,784,649)	—

Balance, December 31, 2003	—	—	—

Balance, December 31, 2004	—	—	—

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1. Background and Basis of Presentation

The Consolidated Financial Statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC “edge-out” operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services and the portion of Jack Flash® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. Other includes Commonwealth Communications (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), which provides dial-up Internet services; and our corporate entity. All significant intercompany accounts and transactions are eliminated.

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

Long-distance telephone service revenues are recorded based on minutes of traffic processed, tariffed rates or contracted fees.

Revenue from local telephone, Internet access and long-distance telephone services is earned and recorded when the services are provided.

Unbilled revenue represents revenue that has been earned, but has not yet been billed.

Our revenues are also affected by the terms of our various carrier agreements by which certain interstate traffic is subject to a percent interstate usage (“PIU”) factor and certain intrastate traffic is subject to a percent local usage (“PLU”) factor. These factors may be updated based on actual traffic patterns. Revisions to the PIU and PLU factors could have an impact (positive or negative) on our results of operations due to a shift of traffic to different jurisdictional rates.

We defer and amortize CT, CTSI and epix installation revenue as well as associated incremental service installation costs, not in excess of installation revenue, over their respective estimated customer lives which are

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

estimated to be 7 years, 3.2 years and 1.5 years, respectively. We carry in the Consolidated Balance Sheets deferred credits of $6,188 and $5,895 as of December 31, 2004 and 2003, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $6,188 and $5,895 as of December 31, 2004 and 2003, respectively, in other assets representing the unamortized portion of installation costs.

Contracts of Commonwealth Communications are accounted for on the percentage-of-completion method. Estimated sales and earnings are recognized as equipment is installed or contract services rendered, with estimated losses, if any, charged to income in the period the losses are identified.

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,212, $3,027 and $4,465 in 2004, 2003 and 2002, respectively.

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

At December 31, 2004, the Company had three common stock compensation plans as more fully described in Note 9 to the Consolidated Financial Statements.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for expected volatility of 42.09% for 2002; risk-free interest rate of 3.76% for 2002; expected life of five years and dividend yield of zero. The weighted average grant date fair value of options is $16.42 for 2002. There were no options granted in 2004 and 2003; as a result, no Black-Scholes valuation was required to be made.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	For the Years Ended December 31,
	2004	2003		2002
Net income—as reported	$62,031	$72,865		$57,124
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	3,045	2,192		1,349
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(5,797)	(5,517)		(5,451)

Net income—pro forma	$59,279	$69,540		$53,022
Net income adjustment for interest on convertible debt, net of tax	7,480	3,369		—

Pro forma diluted EPS numerator	$66,759	$72,909		$53,022

Net earnings per share:
Basic earnings per share—as reported	$2.91	$3.10		$2.44
Basic earnings per share—pro forma	2.78	2.96		2.27
Diluted earnings per share—as reported	2.60	2.92	*	2.42
Diluted earnings per share—pro forma	2.49	2.80		2.25

*	Revised to include the effect of contingently convertible securities of $0.15 per diluted share. The amount previously reported was $3.07 per diluted share for the year ended December 31, 2003.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Earnings Per Share—Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock and class B common stock outstanding during each year.

Diluted earnings per share are based on net income divided by the weighted average number of shares of common stock and class B common stock outstanding during each year after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented, were approximately 25,441, 47,289 and 64,025 for the years ended December 31, 2004, 2003 and 2002, respectively.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. At the conversion price in effect at December 31, 2004, our convertible debt is convertible into 5,263,170 shares of our common stock. Prior period earnings per share amounts presented for comparative purposes have been restated to conform to this consensus.

	For the Years Ended December 31,
	2004	2003		2002
Basic earnings per share:
Income before cumulative effect of accounting change	$62,031	$59,635		$57,124
Cumulative effect of accounting change, net of tax	—	13,230		—

Net income	$62,031	$72,865		$57,124

Weighted average shares outstanding	21,325,907	23,515,367		23,390,939
Income before cumulative effect of accounting change	$2.91	$2.54		$2.44
Cumulative effect of accounting change, net of tax	—	0.56		—

Net income per share	$2.91	$3.10		$2.44

Diluted earnings per share:
Income before cumulative effect of accounting change	$62,031	$59,635		$57,124
Cumulative effect of accounting change, net of tax	—	13,230		—

Net income	62,031	72,865		57,124
Net income adjustment for interest on convertible debt, net of tax	7,480	3,369		—

Net income as adjusted	$69,511	$76,234		$57,124

Weighted average shares outstanding	21,325,907	23,515,367		23,390,939
Dilutive shares resulting from common stock equivalents	190,608	182,469		177,390
Dilutive shares resulting from convertible debt	5,263,170	2,408,081		—

Weighted average shares and common stock equivalents outstanding	26,779,685	26,105,917		23,568,329

Income before cumulative effect of accounting change	$2.60	$2.41	*	$2.42
Cumulative effect of accounting change, net of tax	—	0.51	*	—

Net income per share	$2.60	$2.92	*	$2.42

*	Revised to include the effect of contingently convertible securities. The amounts previously reported were $2.52 per diluted share for income before cumulative effect of accounting change, $0.55 per diluted share for cumulative effect of accounting change and net income of $3.07 per diluted share.

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

Property, Plant and Equipment and Depreciation—Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs, such as taxes, pensions and other fringe benefits and certain general administrative costs and assets held under capital lease. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 8.05%, 8.37% and 8.48% in 2004, 2003 and 2002, respectively. At the time telephone plant is retired, the original cost less salvage, is charged to accumulated depreciation. All other property, plant and equipment gain or loss is recognized on retirements and dispositions.

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

We had historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets in which estimated cost of removal exceeded gross salvage. These costs were reflected in the calculation of depreciation expense, which resulted in greater periodic depreciation expense and the recognition in accumulated depreciation of future costs of removal for existing assets. When the assets were actually retired and removal costs expended, the net removal costs were recorded as a reduction to accumulated depreciation.

In connection with the adoption of this standard, we were required to remove all existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change, net of tax, that increased net income in 2003 by $13,230 or $0.56 per share ($0.51 per share on a diluted basis).

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002:

	For the Years Ended December 31,
	2004		2003			2002
	As Reported	Pro Forma	As Reported		Pro Forma	As Reported	Pro Forma
Net income	$62,031	$62,031	$72,865		$59,635	$57,124	$57,291
Basic earnings per share	2.91	2.91	3.10		2.54	2.44	2.45
Diluted earnings per share	2.60	2.60	2.92	*	2.41	2.42	2.43

*	Revised to include the effect of contingently convertible securities of $0.15 per diluted share. The amount previously reported was $3.07 per diluted share for the year ended December 31, 2003.

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

The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair values of the interest rate swaps at January 1, 2002, were ($4,430). For the year ended December 31, 2002, we recorded an adjustment of ($1,911) to adjust the fair value of the swaps to ($6,341). For the year ended December 31, 2003, we recorded an adjustment of $2,511 to adjust the fair value of the swaps to ($3,830). For the year ended December 31, 2004, we recorded an adjustment of $2,554 to adjust the fair value of the swaps to ($1,276). The adjustment of $1,660, net of taxes of $894 in 2004, the adjustment of $1,632, net of taxes of $879 in 2003 and the adjustment of ($1,243), net of taxes of ($668) in 2002 are reported as unrealized gains (losses) on derivative instruments in accumulated other comprehensive income (loss).

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. At December 31, 2004, the swaps were 100% effective. For the years ended December 31, 2004, 2003 and 2002, the ineffectiveness charged to earnings was $0.

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

Recent Accounting Pronouncements—In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” EITF 04-10 provides guidance with regard to how an enterprise reports segment information when segments do not meet the aggregation criteria. EITF 04-10 will become effective during 2005. We are currently evaluating the impact of EITF 04-10 and believe that this guidance will not have a material effect on our segment reporting.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” For public companies, FAS 123(R) is effective for periods beginning after June 15, 2005.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

FAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Specifically, FAS 123(R) requires companies to (i) use fair value to measure stock-based compensation awards and (ii) cease using the “intrinsic value” method of accounting under APB 25 that resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, FAS 123(R) retains the modified grant date model from FAS 123 in that compensation cost is measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in certain cases. FAS 123(R)’s transition provisions provide a number of alternatives to address implementation issues and to increase the comparability of compensation cost.

We expect to adopt the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods on July 1, 2005. Under the MPA method without restatement approach, we would recognize compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by July 1, 2005, and (3) any outstanding liability awards. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at July 1, 2005, will be recognized using the measurement data and attribution method used in our FAS 123 pro forma disclosures (See Note 2) as those services are received after July 1, 2005. In addition, we will be required to estimate the compensation cost of awards that are likely to be forfeited during the remaining vesting period and record a cumulative effect adjustment effective July 1, 2005.

We are currently assessing the impact of FAS 123(R) on our 2005 financial statements. Insofar as no options have been granted since 2002 and after taking into account the potential impact of 2005 other stock-based awards granted prior to July 1, 2005, we do not believe that the adoption of this Statement on July 1, 2005 will have a material impact on our earnings. We are in the process of quantifying the cumulative effect adjustment we will be required to recognize at July 1, 2005 to account for the effect of potential forfeitures in the unvested awards granted prior to July 1, 2005. We do not believe that this amount will be material to our results of operations or financial condition.

We have undergone an extensive study of our stock-based compensation plans in anticipation of the adoption of FAS 123(R) and recent changes in tax laws with regard to deferred compensation. Currently, we do not anticipate a change in our current compensation strategy or structure, but continue to look for ways to compensate individuals via avenues that align the interests of individuals with the interests of shareholders through ownership of company stock.

3. Segment Information

We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of Jack Flash, the DSL product offering, in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

	For the Year Ended December 31, 2004
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$246,788	$84,022	$—	$84,022	$24,602	$355,412
Elimination of intersegment sales	19,122	454	—	454	25	19,601
External sales	227,666	83,568	—	83,568	24,577	335,811
Costs and expenses	79,219	53,809	—	53,809	26,161	159,189
Depreciation and amortization	48,047			20,205	2,722	70,974
Restructuring reversals	—		(799)	(799)	—	(799)
Operating income (loss)	100,400			10,353	(4,306)	106,447
Identifiable assets	372,393			137,567	273,471	783,431
Capital expenditures	26,960	14,858	—	14,858	1,701	43,519

	For the Year Ended December 31, 2003
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$237,257	$86,040	$—	$86,040	$26,638	$349,935
Elimination of intersegment sales	13,430	704	—	704	79	14,213
External sales	223,827	85,336	—	85,336	26,559	335,722
Costs and expenses	79,730	55,610	—	55,610	27,500	162,840
Depreciation and amortization	46,944			20,748	3,445	71,137
Restructuring reversals	—		(1,636)	(1,636)	—	(1,636)
Operating income (loss)	97,153			10,614	(4,386)	103,381
Identifiable assets	374,903			156,616	320,134	851,653
Capital expenditures	26,448	19,198	—	19,198	1,726	47,372

	For the Year Ended December 31, 2002
	CT	CTSI Edge-out	CTSI Expansion	Total CTSI	Other	Consolidated
Sales	$223,117	$84,671	$—	$84,671	$26,664	$334,452
Elimination of intersegment sales	15,139	665	—	665	93	15,897
External sales	207,978	84,006	—	84,006	26,571	318,555
Costs and expenses	75,938	54,379	—	54,379	25,034	155,351
Depreciation and amortization	45,427			18,913	3,876	68,216
Restructuring reversals	—		(3,940)	(3,940)	—	(3,940)
Voluntary Retirement Program	—			—	2,333	2,333
Operating income (loss)	86,613			14,654	(4,672)	96,595
Identifiable assets	348,365			163,086	42,588	554,039
Capital expenditures	30,834	20,883	—	20,883	1,657	53,374

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	2004
	Payments	Reversal of Provision	Provision	Balance December 31,
Employee termination benefits	$—	$—	$—	$—
Contract terminations and settlements	(136)	(607)	275	344
Removal and restoration costs	—	—	—	—
Investment advisory and other fees	—	—	—	—

Total accrued restructuring expense	$(136)	$(607)	$275	$344

In 2004, we established a reserve of $275 associated with certain outstanding liabilities related to the expansion markets. In addition, $607 of our remaining liability was reversed due to a settlement of a customer claim associated with the assignment of customers to another CLEC, and $136 of our liability was paid. We reversed $222 of our reserve associated with disposal costs of exit market inventory, which we believe is no longer required. In addition, assets held on consignment by a third-party reseller, which we had previously written off, were sold, returning a gain of $245.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,
		2004	2003
Land		$1,738	$1,886
Building and leasehold improvements	3-29	36,819	37,663
Central office equipment	4-15	389,721	379,875
Outside communications plant	20-45	377,043	364,601
Furniture, vehicles and other equipment	3-25	83,913	79,449

Total property, plant and equipment		889,234	863,474
Less accumulated depreciation		(506,711)	(452,989)

Property, plant and equipment, net		$382,523	$410,485

Depreciation and amortization expense was $70,974, $71,137 and $68,216 for the years ended December 31, 2004, 2003 and 2002, respectively.

6. Investments

Investments are as follows:

	December 31,
	2004	2003
Rural Telephone Bank (“RTB”) Stock	$6,409	$6,409
Yellow Book, USA, L.P. Partnership	3,928	3,786
CoBank and other	1	9

Total investments	$10,338	$10,204

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the RTB equal to approximately 5% of the amount borrowed. Such class of stock is entitled to cash dividends which are included in interest and dividend income and were approximately $1,800, $1,300 and $1,300 for the years ended December 31, 2004, 2003 and 2002, respectively.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Our financing arrangements with CoBank entitle us to receive annual patronage dividends. Approximately 30% of the patronage dividends are received in cash, with the balance in CoBank equity. The cash portion is included in interest and dividend income and was $197, $237 and $259 for the years ended 2004, 2003 and 2002, respectively.

In accordance with the Company’s policy, the total equity dividends received from the RTB and CoBank will be recognized when received in cash.

CTE owns a 50% interest in the Yellow Book, USA, L.P. Partnership (“Yellow Book”), accounted for under the equity method. Yellow Book provides directory publishing services, including yellow page advertising sales, for eight telephone directories.

The Yellow Book, USA, L.P. Partnership accounts for its yellow page advertising revenue based on the delivery method, which recognizes revenue based on the directories delivered (to subscribers) as a percentage of the total directories (initial and secondary) estimated to be delivered.

7. Other Assets

Other assets consist of the following:

	December 31,
	2004	2003
Unamortized debt issuance costs	$6,210	$7,981
Prepaid pension cost	3,419	4,278
Unamortized installation costs	6,188	5,895
Other	211	132

Total other assets	$16,028	$18,286

8. Debt

a. Long-term debt—Long-term debt and capital lease obligations outstanding are as follows:

	December 31,
	2004	2003
Convertible notes	$300,000	$300,000
Credit agreement—CoBank	—	29,521

Subtotal	300,000	329,521
Capital lease obligation	1,082	1,859
Due within one year	(721)	(6,400)

Total long-term debt and capital lease obligations	$300,361	$324,980

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Holders may convert their notes into shares of our common stock at an initial conversion rate of 17.5439 shares per $1,000 principal amount of notes, representing an initial conversion price of approximately $57.00, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter, but only during such fiscal quarter if the closing sale price of our common stock exceeds 120% of the then-effective conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes;

•	if the notes have been called for redemption; or

•	upon occurrence of specified corporate events.

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

Holders may require us to repurchase all or part of their notes on July 15 of 2008, 2013 and 2018, at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the repurchase date.

To take advantage of our favorable cash position, in the second quarter of 2004 we paid the remaining balance on our credit agreement with CoBank. All remaining unamortized issuance costs of $93 relating to this facility were written-off.

b. Short-term debt—An amended revolving line of credit agreement with CoBank was entered into on May 20, 2004, that extended the availability of the Company’s $65,000 line of credit to May 31, 2005. We paid $15,000 on our line of credit in June 2004 and $15,000 was paid in September 2004. Simultaneously with each payment, that balance was canceled. At December 31, 2004, our revolving line of credit was $35,000. The line of credit is at interest rates that are based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio at CT. As of December 31, 2004 the weighted average interest rate, not subject to an interest rate swap, was 2.66% on borrowings of $35,000.

9. Common Stock Plans

The CTE Equity Incentive Plan, as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. Restricted stock awards (either in the form of restricted shares or units) currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant. Restricted shares, whether or not voted, are entitled to vote and to receive dividends. Restricted share units do not give the holder any rights as a stockholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends of common stock.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Our Non-Management Directors’ Stock Compensation Plan provides for the grant of up to 250,000 shares of common stock to all members of our Board of Directors who are not, as of the date of any award, our employees. Awards granted under this Plan may include nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director. Restricted stock awards (either in the form of restricted shares or units) vest fully commencing one year from the date of the grant. Restricted shares, whether or not voted, are entitled to vote and to receive dividends. Restricted share units do not give the holder any rights as a stockholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends on common stock.

The range of exercise prices for options outstanding at December 31, 2004, was $11.097 to $54.31. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2001	1,410,003	$35.30
Granted	253,500	$38.38
Exercised	(39,252)	$18.33
Canceled	(115,603)	$39.90

Outstanding December 31, 2002	1,508,648	$35.97
Granted	—	$—
Exercised	(146,267)	$26.53
Canceled	(53,000)	$45.51

Outstanding December 31, 2003	1,309,381	$36.63
Granted	—	$—
Exercised	(272,945)	$33.47
Canceled	(31,100)	$43.11

Outstanding December 31, 2004	1,005,336	$37.29

Shares exercisable December 31, 2002	620,548	$33.24

Shares exercisable December 31, 2003	706,181	$35.24

Shares exercisable December 31, 2004	645,636	$36.98

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$9.38—$11.10	16,382	2.2	$11.10	16,382	$11.10
$24.63—$38.79	635,454	6.0	33.88	358,854	32.44
$39.81—$54.31	353,500	5.5	44.63	270,400	44.57

Total/weighted average	1,005,336	5.8	$37.29	645,636	$36.98

As provided for in the CTE Equity Incentive Plan, in July 2000, we granted to certain key executives an aggregate 155,000 shares of restricted stock, of which 33,750 have been canceled. Such shares vest ratably over

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

four years beginning with the first anniversary of the date of the grant. As of December 31, 2004, the remaining 121,250 shares have vested. Compensation expense recorded in 2004, 2003 and 2002, was $554, $1,331 and $1,538, respectively, based on the fair value of common stock at the date of the grant. In February, April, May and September of 2003, we granted an additional 162,125 shares of restricted stock that vest over four years, of which 15,250 have been canceled. The fair value of the restricted stock issued of $6,206 to be recognized as compensation cost over the four-year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. As of December 31, 2004, 38,403 shares were vested. In 2004, recipients were given the option to convert their restricted stock to restricted stock units. The compensation cost related to these issuances of restricted stock was $1,401 and $1,230 for the years ended December 31, 2004 and 2003, respectively. In February, May, July and October of 2004, we granted an additional 171,550 shares of restricted stock units that vest over four years, of which 1,000 have been canceled. The fair value of the restricted stock issued of $7,106 to be recognized as compensation cost over the four-year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to these issues of restricted stock units was $1,405 for the year ended December 31, 2004.

Pursuant to the Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. In September 2003, 9,000 shares were issued. The fair value of the restricted stock issued of $370 to be recognized as compensation cost over the one-year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to this issue of restricted stock was $246 and $124 for the years ended December 31, 2004 and 2003, respectively. In May 2004, 9,000 share units were issued. The fair value of the restricted stock issued of $376 to be recognized as compensation cost over the one-year vesting period has been recognized as deferred compensation, shown as a separate reduction of shareholders’ equity. The compensation cost related to this issue of restricted stock was $219 for the year ended December 31, 2004.

We also have a nonqualified stock purchase plan for certain key executives (the “Executive Stock Purchase Plan” or “ESPP”). Under the ESPP, participants may purchase shares of common stock in an amount between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation, provided, however, that in no event shall the participant’s total contribution exceed 20% of their combined base and annual bonus compensation, as defined by the ESPP. Participants’ accounts are credited with the number of share units derived by dividing the amount of the participant’s contribution by the average price of a share of common stock at the time such contribution is made. The share units credited to a participant’s account do not give such participant any rights as a shareholder or record owner of any shares of common stock. Participants will be credited with share units equal to the value of any dividend on common stock. Amounts representing share units that have been credited to a participant’s account will be distributed to the participant following the earlier of the participant’s termination of employment or three calendar years following the date on which the share units were initially credited to the participant’s account. It is anticipated that, at the time of distribution, a participant will receive one share of common stock for each share unit being distributed.

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

At December 31, 2004, there were 75,609 ESPP shares arising from participants’ contributions and 75,609 matching shares. The number of shares vested, including matching shares, at December 31, 2004, was 86,388. We recognize the cost of the matching shares over the vesting period. At December 31, 2004 and 2003, deferred compensation cost relating to matching shares was $1,232 and $945, respectively. Expense recognized in 2004, 2003 and 2002, was $857, $688 and $537, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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

Pension cost (benefit) is as follows:

	For the Years Ended December 31,
	2004	2003	2002
Service cost	$3,303	$2,853	$2,297
Interest cost	5,452	5,231	5,076
Expected return on plan assets	(6,577)	(5,817)	(6,951)
Amortization of net (asset) obligation	—	(494)	(495)
Amortization of prior service cost	525	524	465
Recognized net actuarial loss	226	481	—

Net periodic pension cost	$2,929	$2,778	$392
Other components—net	—	—	116
Voluntary Retirement Program cost	—	—	1,720

Total net periodic benefit cost	$2,929	$2,778	$2,228

We estimate pension cost of approximately $3,000 for 2005.

Plan assets include cash, equity, fixed income securities and pooled funds under management by a financial institution. The allocation of plan assets at December 31, 2004 and 2003 is:

	Target Allocations	Percentage of Plan Assets December 31,
Asset Category	2005	2004	2003
Equity securities	70%	73%	65%
Fixed income securities	30%	27%	27%
CTE Common Stock		—	8%

The expected long-term rate of return assumption is based on the actual historical rates of return of published indices that are used to measure the plan’s target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment. The investment strategy for plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8.75%. Assets are strategically allocated between equity and fixed income securities in order to achieve a diversification level that mitigates wide swings in investment returns. Asset allocation target ranges are evaluated at least every three years with the assistance of an external consulting firm. Actual asset allocations are monitored quarterly and rebalancing actions are executed at least quarterly, if required.

The majority of the plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt portfolios over the long-term and are expected to do so in the future. Correspondingly, equity investments also carry greater risks than debt investments. The risk of loss in the plan’s equity assets is mitigated by investing in a broad range of equity types; including large-cap and small-cap stock funds, and international equity funds.

On December 12, 2001, we initiated a Voluntary Retirement Program (“VRP”). The program was offered to certain eligible employees across all of our operations. The VRP was largely funded from pension assets;

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

therefore, nearly 80% of the cost was non-cash. Since the deadline related to this program extended into 2002, and because only a portion of the eligible employees had made a decision to accept this program prior to year-end 2001, approximately 70%, or $4,120 of the non-cash VRP costs, were recorded in 2001. In the first quarter 2002, an additional $1,720 was recorded against the pension asset. The VRP costs recorded primarily represent charges related to pension enhancement, social security supplements and vacation benefits.

The following table sets forth the plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$76,821	$66,818
Actual return on plan assets	11,414	14,280
Employer contributions	2,070	—
Benefits paid	(4,667)	(4,277)

Fair value of plan assets at end of year	$85,638	$76,821

Change in benefit obligation:
Benefit obligation at beginning of year	$88,468	$80,233
Service cost	3,303	2,853
Interest cost	5,452	5,231
Amendments	—	905
Actuarial loss	8,156	3,523
Benefits paid	(4,359)	(4,277)

Benefit obligation at end of year	$101,020	$88,468

Funded status	$(15,382)	$(11,647)
Unrecognized actuarial loss	14,674	11,273
Unrecognized prior service cost	4,127	4,652

Prepaid pension cost	$3,419	$4,278

The following table details expected benefit payments for the years 2005 through 2014:

Year	Amount
2005	$4,272
2006	4,372
2007	4,562
2008	4,680
2009	4,767
2010-2014	29,813

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2004	2003
Prepaid benefit cost	$3,419	$4,278
Accrued benefit liability	—	—
Intangible asset	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$3,419	$4,278

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In 2002, as a result of negative asset returns and lower discount rates, we were required to recognize an additional minimum liability of $1,782, representing the difference between the accumulated benefit obligation and the fair value of the plan assets at December 31, 2002. Also, a pension intangible equal to the unrecognized prior service cost of $4,271 was recognized in 2002. A 2002 charge to other comprehensive loss in the amount of $4,567 ($2,839 after-tax) represented the excess of additional minimum pension liability over unrecognized prior service cost.

Because the fair value of the plan assets improved in 2003, and were greater than the accumulated benefit obligation at December 31, 2003, the additional minimum liability of $1,782, the pension intangible of $4,271 and the charge to other comprehensive loss of $4,567 were reversed in 2003.

The accumulated benefit obligation was $84,003 and $74,555 at December 31, 2004 and 2003, respectively.

The following assumptions were used in the determination of the net benefit cost:

	2004	2003	2002
Weighted average discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The following assumptions were used in the determination of the benefit obligation:

	December 31,
	2004	2003	2002
Weighted average discount rate	5.75%	6.25%	6.75%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The discount rate we used is based on a hypothetical portfolio of high-quality bonds (Moody’s rating of AA3 or higher) with cash flows matching our plan’s expected benefit payments at December 31. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current market conditions and our best estimate of future economic conditions.

Our policy with respect to funding the plan is to fund at least the minimum required by ERISA, and not more than the amount deductible for tax purposes. No contributions were required to be made to the plan in 2003. We made a required minimum contribution to the plan of $2,070 in the third quarter 2004 for the 2003 plan year with cash generated from operations.

VRP and postretirement benefits:

For former employees included in the VRP, we provide medical benefits until age 65. For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement (benefit) cost is as follows:

	VRP			Postretirement
	For the Years Ended December 31,			For the Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	52	75	49	72	68
Amortization of prior service cost	—	—	—	—	13	—
Recognized net actuarial gain	(50)	(60)	—	(109)	(101)	(104)

Total net periodic postretirement (benefit) cost	$(13)	$(8)	$75	$(60)	$(16)	$(36)

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	VRP		Postretirement
	December 31,		December 31,
	2004	2003	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	258	262	147	144
Benefits paid	(258)	(262)	(147)	(144)

Fair value of plan assets at end of year	$—	$—	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$706	$905	$1,143	$934
Service cost	—	—	—	—
Interest cost	37	52	49	72
Amendments	—	—	(135)	149
Actuarial loss (gain)	18	11	(76)	132
Benefits paid	(258)	(262)	(147)	(144)

Projected benefit obligation at end of year	$503	$706	$834	$1,143

Funded status	$(503)	$(706)	$(834)	$(1,143)
Unrecognized actuarial gain	(252)	(320)	(1,075)	(1,109)
Unrecognized prior service cost	—	—	—	136

Accrued benefit cost	$(755)	$(1,026)	$(1,909)	$(2,116)

The following table details expected benefit payments for the years 2005 through 2014:

Year	VRP Amount	Postretirement Amount
2005	$201	$117
2006	146	110
2007	112	103
2008	61	96
2009	43	90
2010-2014	56	326

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The accrued VRP and the postretirement benefit liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets. The amounts recognized were $755 and $1,026 at December 31, 2004 and 2003, respectively for the VRP and $1,909 and $2,116 at December 31, 2004 and 2003, respectively for the post retirement plan.

The discount rate used in determining the accumulated VRP and postretirement benefit obligations was 5.75% in 2004 and 6.25% in 2003.

Our portion of the monthly premium for retirees included in the VRP and postretirement benefit obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

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

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable from our defined benefit pension plan. The projected benefit obligation relating to this unfunded plan was approximately $1,097, $1,075 and $1,037 at December 31, 2004, 2003 and 2002, respectively. Pension expense for the plan was $67 in 2004, $67 in 2003 and $73 in 2002.

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic cost (benefit) for postemployment benefits was $324 in 2004, ($224) in 2003 and ($494) in 2002.

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,020, $964 and $1,042 in 2004, 2003 and 2002, respectively.

11. Income Taxes

The provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2004	2003	2002
Currently payable:
Federal	$32,066	$10,548	$8,077
State	5,108	1,984	1,787

Total current	37,174	12,532	9,864

Deferred, net:
Federal	1,027	21,288	22,636
State	(890)	1,552	1,353

Total deferred	137	22,840	23,989

Total provision for income taxes	$37,311	$35,372	$33,853

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2004	2003	2002
Income before provision for income taxes	$99,342	$95,007	$90,977

Federal tax provision at statutory rate	34,770	33,252	31,842
Increase (reduction) due to:
State income taxes, net of federal effects	2,159	2,090	1,806
Stock offering costs	(37)	68	129
Plant acquisition costs	39	39	39
Charitable contribution of property	(153)	—	—
Income tax liability true-up	618	—	—
Other, net	(85)	(77)	37

Provision for income taxes	$37,311	$35,372	$33,853

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Net operating loss carryforwards	$3,535	$3,034
Employee benefit plans	3,606	4,219
Reserve for bad debts	760	859
Access settlements and network costs	10,805	13,714
Restructuring reserve	130	307
All other	3,343	1,247

Total deferred tax assets	22,179	23,380

Property, plant and equipment	(74,839)	(83,348)
Convertible debt interest	(8,918)	(3,306)
All other	(585)	2,734

Total deferred tax liabilities	(84,342)	(83,920)

Subtotal	(62,163)	(60,540)

Valuation allowance	(1,728)	(2,320)

Net deferred taxes	$(63,891)	$(62,860)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2004 was a decrease of $592. The net change is due to a required increase in certain deferred state tax assets for the state of Pennsylvania of $210 and a true-up of the valuation allowance of ($802).

State net operating losses will expire as follows:

2005-2012	$ 4,000 per year
2013-2024	$42,375

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

12. Commitments and Contingencies

a. Total rental expense, including pole and conduit rentals, was $7,916, $7,172 and $6,829 in 2004, 2003 and 2002, respectively. At December 31, 2004, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $4,907 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2005	$2,975
2006	2,572
2007	1,969
2008	1,793
2009	1,590
After 2009	9,528

b. Effective July 2, 2004, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2005. The annual commitment, excluding annual increases based on increases in the Consumer Price Index, is $7,479 in 2005.

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

d. We had various purchase commitments at December 31, 2004, related to our 2005 capital budget. CTE’s capital expenditures have averaged $48,088 over the three years ended December 31, 2004. We anticipate that consolidated capital expenditures will be in the range of $40,000 to $42,000 for 2005.

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

In January 2005, Verizon and CTSI reached a mutually satisfactory settlement of a dispute over transport facilities charges that had been the subject of a complaint filed with the PUC.

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

d. Interest rate swap—The fair value has been calculated by the counterparty using appropriate valuation methodologies. The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2003, was ($6,341). For the year ended December 31, 2003, we recorded an adjustment of $2,511 ($1,632 net of tax), to adjust the fair value of the swaps to ($3,830). For the year ended December 31, 2004, we recorded an adjustment of $2,554 ($1,660 net of tax), to adjust the fair value of the swap to ($1,276). The remaining interest rate swap expires in the second quarter of 2006.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$312,260	$312,260	$336,035	$336,035
Financial liabilities:
Fixed rate long-term debt:
Mortgage note payable to CoBank	—	—	23,950	24,664
Convertible notes	300,000	315,750	300,000	308,000
Floating rate debt:
Revolving line of credit	35,000	35,000	65,000	65,000
Mortgage note payable to CoBank	—	—	5,571	5,571
Financial instruments:
Interest rate swaps	(1,276)	(1,276)	(3,830)	(3,830)

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

Our trade receivables reflect a customer base primarily centered in northeastern and central Pennsylvania. We routinely assess the financial strength of our customers; as a result, credit risk is limited. Internet service providers represented approximately 17.1% and 23.2% of CTSI’s revenues for the years ended December 31, 2004 and 2003, respectively. No single customer contributed more than 5% of its revenues.

We have an interest rate swap agreement to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The counterparty to the interest rate swap agreement is a major financial institution. This financial institution has been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor the credit ratings of counterparties. While we may be exposed to credit losses due to non-performance of the counterparty, we consider the risk remote and do not expect the settlement of this transaction to have a material effect on our financial condition or results of operations.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

15. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales	$84,380	$84,014	$83,776	$83,641
Operating income	26,386	26,735	25,668	27,658
Net income	14,565	16,318	15,119	16,029
Basic earnings per share:
Net income per share	$0.66	$0.77	$0.72	$0.76
Diluted earnings per share:
Net income per share*	$0.60	$0.68	$0.64	$0.67
Common Stock closing price:
High	$41.20	$44.77	$45.21	$49.81
Low	36.79	41.24	43.19	43.99

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales	$83,158	$83,001	$84,961	$84,602
Operating income	25,704	25,167	26,563	25,947
Income before cumulative effect of accounting change	14,954	15,214	14,663	14,804
Cumulative effect of accounting change, net of tax	13,230	—	—	—
Net income	28,184	15,214	14,663	14,804
Basic earnings per share:
Income before cumulative effect of accounting change	$0.64	$0.65	$0.62	$0.63
Cumulative effect of accounting change, net of tax	0.56	—	—	—
Net income per share	$1.20	$0.65	$0.62	$0.63
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.64	$0.64	$0.58	$0.57
Cumulative effect of accounting change, net of tax	0.56	—	—	—
Net income per share**	$1.20	$0.64	$0.58	$0.57
Common Stock closing price:
High	$39.30	$44.06	$46.43	$41.71
Low	34.35	38.88	37.00	36.10
Class B Common Stock closing price:
High	$39.30	$48.16	$50.81	N/A
Low	34.00	38.95	40.10	N/A

*	Three months ended March 31, 2004, three months ended June 30, 2004 and three months ended September 30, 2004 were revised to include the effect of contingently convertible securities. The amounts previously reported were $0.65 per diluted share for the quarter ended March 31, 2004, $0.76 per diluted share for the quarter ended June 30, 2004 and $0.71 per diluted share for the quarter ended September 30, 2004.
**	Three months ended September 30, 2003, and three months ended December 31, 2003 were revised to include the effect of contingently convertible securities. The amounts previously reported were $0.62 per diluted share for the quarter ended September 30, 2003, and $0.63 per diluted share for the quarter ended December 31, 2003.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

16. Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2004	2003	2002
Corporate office costs allocated from RCN	$—	$—	$1,200
Long-distance terminating access charges to RCN	205	219	1,083
Revenue from engineering services provided to RCN	—	—	8
Long-distance expense from RCN Long Distance	—	199	4,257
Other related party revenues	2,574	2,121	2,015
Other related party expenses	475	1,858	2,547

At December 31, 2004, we had accounts receivable from related parties of $0 and accounts payable to related parties of $0.

In 2002, the Company terminated a month-to-month long-distance resale agreement and a management service agreement with RCN.

Related parties include members of the Board of Directors and their related companies, including Level 3 Communications, Inc. Other related party revenues and expenses represent the telephony service provided and the fees paid to these related companies arising from the ordinary course of business.

17. Common Stock

We have authorized 85,000,000 shares of $1 par value CTE Common Stock at December 31, 2004, 2003 and 2002. At December 31, 2002, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of December 31, 2004, we had repurchased 3,047,244 shares with an average purchase price of $38.902, for a total repurchase of approximately $118.5 million.

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$7,522	$15,371	$14,320
Interest income-other	(1)	15	1
Other	692	9,923	19

Total income	8,213	25,309	14,340

Expenses:
Cost of goods sold	5,027	8,890	8,623
Interest expense on long-term debt, net	12,626	8,223	6,647
Interest expense, net on notes payable to subsidiaries	4,956	5,861	2,035
General and administrative expenses	3,003	4,756	5,255
Voluntary Retirement Program	—	—	2,333
Depreciation and amortization	106	294	340

Total expenses	25,718	28,024	25,233

Loss before income taxes and equity in net income of subsidiaries	(17,505)	(2,715)	(10,893)
Benefit for income taxes	(5,571)	(687)	(3,810)

Loss before equity in net income of subsidiaries	(11,934)	(2,028)	(7,083)
Net income of subsidiaries	71,964	72,195	64,207
Equity in income of unconsolidated entities	2,001	2,698	—

Net income	$62,031	$72,865	$57,124
Unrealized gain (loss) on derivative instruments, net of tax	1,660	1,632	(1,243)
Minimum pension liability adjustment, net of tax	—	2,839	(2,839)

Comprehensive net income	$63,691	$77,336	$53,042

Basic earnings per share:
Net income	$2.91	$3.10	$2.44
Weighted average shares outstanding	21,325,907	23,515,367	23,390,939

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS

	December 31,
	2004	2003
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$3,029	$279,770
Notes receivable affiliates	25,068	946
Interest receivable	175	130
Accounts receivable affiliates	15,038	21,508
Accounts receivable other	843	5,668
Prepayments	8	85
Materials and supply inventory	53	2,425
Deferred tax assets	—	453

Total current assets	44,214	310,985

Investment in subsidiaries (stated at equity)	674,945	396,786
Property, plant and equipment, net of accumulated depreciation of $0 in 2004 and $3,412 in 2003	—	475
Deferred tax assets and other	12,980	13,919

Total assets	$732,139	$722,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$145,639	$134,182
Accounts payable to affiliates	1,795	5,494
Accrued liabilities and other	8,692	13,973
Deferred income taxes—current	6,988	1,367

Total current liabilities	163,114	155,016

Long-term debt	300,000	300,000
Deferred income taxes and other deferred credits	3,095	4,420
Common shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 24,172,376 shares in 2004 and 24,013,902 shares in 2003	24,172	24,014
Additional paid-in capital	284,358	267,076
Deferred compensation	(10,093)	(6,451)
Accumulated other comprehensive loss	(830)	(2,490)
Retained earnings	86,931	24,900
Treasury stock at cost, 3,049,114 shares in 2004 and 1,207,016 shares in 2003	(118,608)	(44,320)

Total common shareholders’ equity	265,930	262,729

Total liabilities and common shareholders’ equity	$732,139	$722,165

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Thousands of Dollars)
Cash flows from operating activities:
Net income (loss)	$62,031	$72,865	$57,124
Depreciation and amortization	106	294	340
Deferred income taxes, net	6,350	8,283	(6,165)
Net change in certain assets and liabilities	4,911	(11,513)	7,382
Equity in income of subsidiaries	(71,964)	(72,195)	(64,207)
Equity in income of unconsolidated entities	(2,001)	(2,698)	—
Other	6,442	6,646	3,426

Net cash flow (used in) provided by operating activities	5,875	1,682	(2,100)

Cash flows from investing activities:
Additions to property, plant and equipment	(59)	(141)	(335)
Dividends from subsidiaries	—	27,000	41,000
Capital contributions to subsidiaries	(205,758)	(470)	(5,119)
Other	1,983	(1)	26

Net cash provided by (used in) investing activities	(203,834)	26,388	35,572

Cash flows from financing activities:
Redemption of long-term debt	—	(30,000)	(65,000)
Borrowings of long-term debt	—	300,000	—
Proceeds from the exercise of stock options	9,136	3,881	720
Increase in notes payable to affiliates	11,457	14,900	29,523
Decrease (increase) in notes receivable from affiliates	(24,122)	(721)	4,334
Stock repurchases	(75,177)	(43,367)	—
Payment made for debt issuance costs	(76)	(8,674)	—

Net cash (used in) provided by financing activities	(78,782)	236,019	(30,423)

Net increase (decrease) in cash and temporary cash investments	$(276,741)	$264,089	$3,049

Cash and temporary cash investments at beginning of year	$279,770	$15,681	$12,632

Cash and temporary cash investments at end of year	$3,029	$279,770	$15,681

Components of net change in certain assets and liabilities:
Accounts receivable	$11,250	$(16,871)	$7,562
Materials and supply inventory	2,372	267	(1,054)
Accounts payable	(4,448)	(960)	1,152
Prepayments	78	(1)	1
Accrued expenses	(4,341)	6,052	(279)

Net change in certain assets and liabilities	$4,911	$(11,513)	$7,382

Supplemental disclosures of non-cash information:
Non-cash contribution of assets to subsidiaries	($4,340)	$—	$—

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2004, 2003 and 2002

(Thousands of Dollars)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS		DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
		CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS.
2004	$2,329	$736	$578	$1,458	$2,185
2003	$5,520	$1,230	$60	$4,481	$2,329
2002	$3,047	$3,981	$56	$1,564	$5,520
ALLOWANCE FOR INVENTORY—DEDUCTED FROM MATERIAL AND SUPPLY INVENTORY IN THE CONSOLIDATED BALANCE SHEETS.
2004	$683	$449	$40	$471	$701
2003	$667	$588	$(178)	$394	$683
2002	$535	$367	$151	$386	$667
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS.
2004	$2,320	$210	$—	$802	$1,728
2003	$2,088	$232	$—	$—	$2,320
2002	$5,964	$46	$—	$3,922	$2,088
RESERVE FOR RESTRUCTURING EXPENSE—ACCRUED RESTRUCTURING EXPENSES.
2004	$812	$275	$(607)	$136	$344
2003	$2,029	$—	$(790)	$427	$812
2002	$7,381	$—	$(3,940)	$1,412	$2,029

S-4