Form 10-Q
period 2005-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2005-05-10
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005 there were 21,179,583 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Sales	$83,529	$84,380
Costs and expenses, excluding depreciation and amortization	39,741	40,387
Depreciation and amortization	17,738	17,607

Operating income	26,050	26,386
Interest and dividend income	2,590	1,076
Interest expense	(3,514)	(4,487)
Other income (expense), net	(27)	17
Equity in income of unconsolidated entities	245	235

Income before income taxes	25,344	23,227
Provision for income taxes	9,426	8,662

Net income	$15,918	$14,565
Unrealized gain on derivative instruments, net of tax	297	233

Comprehensive income	$16,215	$14,798

Basic earnings per share:
Net income	$0.75	$0.66

Weighted average shares outstanding	21,160,470	22,142,626

Diluted earnings per share:
Net income	$0.67	$0.60

Weighted average shares and common stock equivalents outstanding	26,665,967	27,567,520

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and temporary cash investments	$336,886	$312,260
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,889 at March 31, 2005 and $2,185 at December 31, 2004	38,017	40,089
Other current assets	15,034	8,805
Deferred income taxes	12,414	13,388

Total current assets	402,351	374,542
Property, plant and equipment, net of accumulated depreciation of $521,832 at March 31, 2005 and $506,711 at December 31, 2004	372,804	382,523
Investments	10,042	10,338
Other assets	14,876	16,028

Total assets	$800,073	$783,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$721	$721
Notes payable	35,000	35,000
Accounts payable	25,382	25,012
Accrued restructuring expense	407	344
Accrued expenses	52,446	49,062
Accrued interest	3,656	5,995
Advance billings and customer deposits	5,458	5,316

Total current liabilities	123,070	121,450
Long-term debt	300,000	300,000
Capital lease obligation	180	361
Deferred income taxes	76,137	77,279
Other liabilities	16,998	18,411
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,193,476 and 24,172,376; outstanding: 21,179,583 and 21,123,262, at March 31, 2005 and December 31, 2004, respectively)	24,193	24,172
Additional paid-in capital	290,538	284,358
Deferred compensation	(16,039)	(10,093)
Accumulated other comprehensive loss	(533)	(830)
Retained earnings	102,849	86,931
Treasury stock at cost, 3,013,893 and 3,049,114 shares at March 31, 2005 and December 31, 2004, respectively	(117,320)	(118,608)

Total common shareholders’ equity	283,688	265,930

Total liabilities and shareholders’ equity	$800,073	$783,431

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$31,582	$28,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(7,848)	(9,323)
Other	434	764

Net cash used in investing activities	(7,414)	(8,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	—	(1,406)
Proceeds from exercise of stock options	639	1,949
Capital lease payments	(181)	(213)
Payment made for debt issuance costs	—	(32)
Stock repurchases	—	(52,816)

Net cash provided by/(used in) financing activities	458	(52,518)

Net increase/(decrease) in cash and temporary cash investments	24,626	(32,536)

Cash and temporary cash investments at beginning of year	312,260	336,035

Cash and temporary cash investments at March 31,	$336,886	$303,499

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,439	$6,389

Income taxes	$2,702	$2,123

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2004	$24,172	$284,358	$(10,093)	$(830)	$86,931	$(118,608)	$265,930
Net income					15,918		15,918
Restricted stock	2	5,272	(5,317)			1,037	994
Stock plan transactions	19	620					639
Executive stock purchase plan			(629)				(629)
Tax benefits related to stock options		207					207
Unrealized gain on derivative instruments, net of tax				297			297
401(k) match		81				251	332

Balance, March 31, 2005	$24,193	$290,538	$(16,039)	$(533)	$102,849	$(117,320)	$283,688

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2004	24,172,376	3,049,114	21,123,262
Stock plan transactions	19,100	—	19,100
401(k) match	—	(6,971)	6,971
Restricted stock	2,000	(28,250)	30,250

Balance, March 31, 2005	24,193,476	3,013,893	21,179,583

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company (as defined below) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004.

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services and the portion of Jack Flash® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. Other includes Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services; epix ® Internet Services (“epix”), which provides dial-up Internet services; and our corporate entity. All significant intercompany accounts and transactions are eliminated.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

2. Stock-Based Compensation - We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no options granted during the three-month periods ended March 31, 2005 and 2004; as a result, no Black-Scholes valuation was required to be made.

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three months ended 2005 and 2004, respectively, are:

	Three months ended March 31,
	2005	2004
Net income - as reported	$15,918	$14,565
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	793	731
Deduct: total stock-based employee compensation expense determined under fairvalue based method for all awards, net of related tax effects	(1,400)	(1,445)

Net income - pro forma	$15,311	$13,851
Net income adjustment for interest on convertible debt, net of tax	1,869	1,869

Pro forma diluted earnings per share numerator	$17,180	$15,720

Net income per share:
Basic earnings per share - as reported	$0.75	$0.66
Basic earnings per share - pro forma	0.72	0.63
Diluted earnings per share - as reported	0.67	0.60
Diluted earnings per share - pro forma	0.64	0.57

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

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of Jack Flash® (“Jack Flash”), the digital subscriber line (“DSL”) product offering in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended March 31, 2005

	CT	CTSI	Other	Consolidated
Sales	$61,984	$22,233	$5,036	$89,253
Elimination of intersegment sales	5,607	111	6	5,724
External sales	56,377	22,122	5,030	83,529
Costs and expenses, excluding depreciation and amortization	19,807	13,461	6,473	39,741
Depreciation and amortization	12,352	4,929	457	17,738
Operating income (loss)	24,218	3,732	(1,900)	26,050

Three months ended March 31, 2004

	CT	CTSI	Other	Consolidated
Sales	$61,645	$20,730	$6,319	$88,694
Elimination of intersegment sales	4,129	178	7	4,314
External sales	57,516	20,552	6,312	84,380
Costs and expenses, excluding depreciation and amortization	19,464	13,804	7,119	40,387
Depreciation and amortization	11,693	5,089	825	17,607
Operating income (loss)	26,359	1,659	(1,632)	26,386

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended March 31,
	2005	2004
Operating income from reportable segments	$27,950	$28,018
Other segment	(1,900)	(1,632)
Interest and dividend income	2,590	1,076
Interest expense	(3,514)	(4,487)
Other income (expense), net	(27)	17
Equity in income of unconsolidated entities	245	235

Consolidated income before income taxes	$25,344	$23,227

4. CTE Stock Options and Restricted Stock – The CTE Equity Incentive Plan, as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. Restricted stock awards (either in the form of restricted shares or units) currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant. Restricted shares, whether or not voted, are entitled to receive dividends. Restricted share units do not give the holder any rights as a stockholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends of common stock.

As of March 31, 2005, we had approximately 986,000 options outstanding at exercise prices ranging from $11.097 to $54.3125. During the first three months of 2005, no options were granted, no options were cancelled and 19,100 options were exercised, yielding cash proceeds of $639.

As provided for in the CTE Equity Incentive Plan, the fair value of the restricted stock units issued to be recognized as compensation cost over the four year vesting period is recognized as deferred compensation, shown as a separate reduction of shareholders’ equity.

The following table provides information on our issues of restricted stock:

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense Three months ended 3/31/05	Compensation expense Three months ended 3/31/04
2000	155,000	33,750	121,250	$7,333	$—	$333
2003	162,125	15,250	68,653	6,206	332	368
2004	171,550	7,000	35,750	7,106	424	123
1st quarter 2005	138,000	—	—	6,558	137	—

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. The fair value of the restricted stock units is recognized as compensation cost over the one year vesting period.

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense Three months ended 3/31/05	Compensation expense Three months ended 3/31/04
2003	9,000	—	9,000	$370	$—	$93
2004	9,000	—	1,000	376	101	—

5. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented, were approximately 6,100 and 47,300 for the three months ended March 31, 2005 and 2004, respectively.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. At the conversion price in effect at March 31, 2005 and 2004, respectively, our convertible debt is convertible into 5,263,170 shares of our common stock. Prior period earnings per share for the three months ended March 31, 2004, was revised to include the effect of contingently convertible securities of $0.05. The amount previously reported was $0.65 for the quarter ended March 31, 2004.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended March 31,
	2005	2004
Net income	$15,918	$14,565

Basic earnings per share:
Weighted average shares outstanding	21,160,470	22,142,626

Net income per share	$0.75	$0.66

Net income	$15,918	$14,565
Net income adjustment for interest on convertible debt, net of tax	1,869	1,869

Net income as adjusted	$17,787	$16,434

Diluted earnings per share:
Weighted average shares outstanding	21,160,470	22,142,626
Dilutive shares resulting from common stock equivalents	242,327	161,724
Dilutive shares resulting from convertible debt	5,263,170	5,263,170

Weighted average shares and common stock equivalents outstanding	26,665,967	27,567,520

Net income per share	$0.67	$0.60

6. Derivative Instruments - We utilize interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the three months ended March 31, 2005, we recorded an adjustment of ($456) (($297) net of tax) to adjust the fair value of the swaps to ($820). In the three months ended March 31, 2004, we recorded an adjustment of ($358) (($233) net of tax) to adjust the fair value of the swaps to ($3,472).

7. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at March 31, 2005 and 2004. We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of March 31, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program, with an average purchase price of $38.902, including commissions, for a total repurchase of approximately $118.5 million.

8. Pension -

Pension cost is as follows:

	Three months ended March 31,
	2005	2004
Service cost	$974	$826
Interest cost	1,420	1,363
Expected return on plan assets	(1,825)	(1,644)
Amortization of prior service cost	131	131
Recognized net actuarial loss	74	56

Total net periodic pension cost	$774	$732

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended March 31,
	2005	2004
Interest cost	$12	$12
Recognized net actuarial gain	(21)	(27)

Total net periodic postretirement benefit	$(9)	$(15)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended March 31,
	2005	2004
Interest cost	$7	$9
Recognized net actuarial gain	(8)	(12)

Total net periodic postretirement benefit	$(1)	$(3)

9. Change in Accounting and New Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” For public companies, FAS 123(R) was effective for periods beginning after June 15, 2005, however, in April of 2005, the SEC delayed the effective date, giving companies more time to develop their implementation strategies. FAS 123(R) is effective for public companies for annual periods that begin after June 15, 2005.

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

We expect to adopt the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods on January 1, 2006. Under the MPA method without restatement approach, we would recognize compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006, will be recognized using the measurement data and attribution method used in our FAS 123 pro forma disclosures as those services are received after January 1, 2006. In addition, we will be required to estimate the compensation cost of awards that are likely to be forfeited during the remaining vesting period and record a cumulative effect adjustment effective January 1, 2006.

We are currently assessing the impact of FAS 123(R) on our financial statements. Insofar as no options have been granted since 2002 and after taking into account the potential impact of 2005 other stock-based awards, we do not believe that the adoption of this Statement on January 1, 2006 will have a material impact on our earnings. We are in the process of quantifying the cumulative effect adjustment we will be required to recognize at January 1, 2006 to account for the effect of potential forfeitures in the unvested awards granted prior to January 1, 2006. We do not believe that this amount will be material to our results of operations or financial condition.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We believe that the application of this Interpretation will not have a material effect on our results of operations or financial condition.

10. Subsequent Events - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. Both the special dividend and the first quarterly dividend will be paid on June 30, 2005, to holders of record on June 15, 2005.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate; and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Overview and Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC, (“CTSI”) our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of Jack Flash® (“Jack Flash”), our broadband data service that uses DSL technology to offer high-speed Internet access, that is in CT’s territory. Our “Other” segment, which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies, includes epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services. Other also includes our corporate entity.

CT has been operating in various rural Pennsylvania markets since 1897. As of March 31, 2005, our RLEC served over 331,500 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

CTSI served over 139,500 switched access lines as of March 31, 2005, which were mainly business customers. In late 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

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

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and Jack Flash DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long- distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI customers. Jack Flash DSL revenue consists of charges for high-speed Internet access provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes the revenue from epix and CC. epix revenue for this segment consists primarily of dial-up Internet access revenue. CC generates revenue primarily from telecommunications projects, including installation and maintenance of telephone systems for business customers, cabling projects and telecommunications systems design.

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

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line installations and high capacity services, whereby Internet and cellular providers and interexchange carriers (“IXCs”) use our network to connect their networks into the public switched network system, comprise a significant portion of its overall capital spending.

Results of Operations

Three months ended March 31, 2005 vs March 31, 2004

Our consolidated sales were $83,529 and $84,380 for the three months ended March 31, 2005 and 2004, respectively. Contributing to the sales decrease of $851 or 1.0% were lower sales of CT of $1,139 and a decline in Other sales of $1,282, partially offset by an increase in CTSI sales of $1,570.

Our consolidated operating costs and expenses (excluding depreciation and amortization) were $39,741 for the three months ended March 31, 2005 as compared to $40,387 for the three months ended March 31, 2004, a decrease of $646. Contributing to the decrease in operating costs and expenses were a decline in costs at Other of $646 and lower costs at CTSI of $343, partially offset by an increase in costs at CT of $343.

Consolidated operating income was $26,050 for the three months ended March 31, 2005 as compared to $26,386 for the three months ended March 31, 2004. The decrease of $336 was a result of the decrease in consolidated sales and increased consolidated depreciation expense of $131, partially offset by decreased consolidated operating costs and expenses.

Consolidated net income was $15,918 or $0.67 per diluted share for the three months ended March 31, 2005. Net income was $14,565 or $0.60 per diluted share for the three months ended March 31, 2004. Contributing to the increase in net income is an increase in interest income primarily from higher temporary cash investment balances and higher interest rates and a decrease in interest expense primarily due to our repayment of debt, partially offset by the decrease in operating income discussed above and an increase in the provision for income taxes.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended March 31, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$56,377	$19,807	$12,352	$24,218
CTSI	22,122	13,461	4,929	3,732
Other	5,030	6,473	457	(1,900)

Total	$83,529	$39,741	$17,738	$26,050

Three months ended March 31, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$57,516	$19,464	$11,693	$26,359
CTSI	20,552	13,804	5,089	1,659
Other	6,312	7,119	825	(1,632)

Total	$84,380	$40,387	$17,607	$26,386

Installed access lines:

	March 31,
	2005	2004
CT	331,548	337,577
CTSI	139,585	140,403

Total	471,133	477,980

Commonwealth Telephone Company

Sales were $56,377 and $57,516 for the three months ended March 31, 2005 and 2004, respectively. The sales decrease of $1,139 or 2.0% is primarily due to lower access, local and other revenues, partially offset by increases in intraLATA toll and long-distance revenues.

CT’s additional lines declined as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined primarily due to wireless substitution. Company lines decreased as a result of fewer epix company lines as epix customers migrate to broadband services.

Interstate access revenue decreased $578 for the three months ended March 31, 2005, versus the comparable period of 2004, resulting from certain network enhancements that occurred in 2004 of $349, a decline in the National Exchange Carrier Association (“NECA”) average schedule settlements of $265 (average schedule formulas are updated annually in July), a decline in access lines of $180 and a decline in minutes of use of $163. These decreases were partially offset by an increase in special access circuit revenue of $247 and an increase in circuit terminations and facility route miles of $62.

State access revenue decreased $556 for the three months ended March 31, 2005 as compared to the comparable period of 2004, primarily as a result of a decrease in minutes of use of $340, wireless interconnection rate reductions of $254 and a decrease in access lines of $106.

Local service revenue decreased $361 for the three months ended March 31, 2005, as compared to the same period last year, primarily as a result of a decrease in access lines of $176 and the disconnect of an Internet service provider (“ISP”).

Other revenue decreased $217 for the three months ended March 31, 2005 in comparison to the same period last year primarily as a result of a decrease in optional wire maintenance revenue of $283, lower message volume for billing and collection of $144 and a lower volume of non-recurring equipment sales and time and material work of $120. This decrease was partially offset by an increase in DSL revenue from an increase in subscribers of $224 and a local number portability surcharge that was effective in April of 2004 for $128.

IntraLATA toll and long-distance revenues increased $562 for the three months ended March 31, 2005 as compared to the comparable period of 2004, due to an increase in revenue of $1,174 from our long-distance product offering which began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $596, a trend we expect to continue.

Costs and expenses (excluding depreciation and amortization) for the three months ended March 31, 2005 were $19,807 as compared to $19,464 for the three months ended March 31, 2004, an increase of $343 or 1.8%. The increase in expenses was primarily due to an increase in pole attachments and associated higher rates of $150, higher material expense of $153 and increased payroll expense due to our response to storm damage incurred. These higher costs were partially offset by lower terminating access expense due to CT’s lower toll minutes of $157.

Depreciation and amortization expense increased $659 or 5.6% to $12,352 for the three months ended March 31, 2005. The change was a result of capital expenditures in 2004 and 2005.

CT’s operating income was $24,218 and $26,359 for the three months ended March 31, 2005 and 2004, respectively, a decrease of $2,141 or 8.1%. The decrease was a result of the items discussed above.

CTSI, LLC

CTSI sales were $22,122 for the three months ended March 31, 2005 as compared to $20,552 for the same period in 2004. The increase of $1,570 or 7.6% primarily represents an increase in access revenue of $840, and increases in customer point-to-point circuit revenues of $429 and Jack Flash DSL and Internet revenues of $175.

Access revenue increased due to a favorable effect of $766 resulting from certain access revenue settlements and an increase in circuits of $235. The Federal Communications Commission (“FCC”) rate ceilings have resulted in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

For the three months ended March 31, 2005, CTSI recorded approximately $1,758 or 7.9% of its revenues from compensation revenue associated with ISP traffic, as compared to $1,772 or 8.6% for the same period last year. Effective October 8, 2004, the FCC will no longer enforce the cap on the number of minutes for which compensation can be collected, but will continue to limit the rate that can be charged. This FCC decision will result in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.8% and 18.3% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended March 31, 2005 and 2004, respectively. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Jack Flash DSL and Internet revenues increased due to subscriber growth.

Costs and expenses (excluding depreciation and amortization) were $13,461 and $13,804 for the three months ended March 31, 2005 and 2004, respectively. Contributing to the decrease in expenses are favorable effects of $565 resulting from certain network costs settlements, reductions in rates for unbundled loops of $212 and Caller ID of $70 and a reduction of headcount in telesales. These reductions were partially offset by an increase in high capacity circuit expense and an increase in DSL and Internet expense due to an increase in customers.

Depreciation and amortization expense decreased $160 or 3.1% to $4,929 for the three months ended March 31, 2005. The change was a result of certain assets becoming fully depreciated.

CTSI’s operating income was $3,732 for the three months ended March 31, 2005 as compared to $1,659 for the three months ended March 31, 2004. The change was a result of the items discussed above.

Other

Sales of our support businesses were $5,030 and $6,312 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $1,282 or 20.3% is due to a decrease in CC and epix sales.

epix sales decreased $647 or 24.9% to $1,953 for the three months ended March 31, 2005, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers. CC sales decreased $635 or 17.1% to $3,077 for the three months ended March 31, 2005, primarily due to a decrease in new installations of business systems, partially offset by an increase in maintenance on business systems.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $6,473 and $7,119 for the three months ended March 31, 2005 and 2004, respectively. epix expenses decreased $413 to $1,551 for the three months ended March 31, 2005, in comparison to the same period last year, as a result of lower transport costs due to a price reduction and line disconnects and a reduction in epix employees. CC costs and expenses decreased $621 to $2,868 for the three months ended March 31, 2005, as compared to the same period last year, due primarily to the decrease in sales and associated costs of sales. Expenses at the corporate entity increased primarily due to external audit fees.

Depreciation and amortization expense decreased $368 for the three months ended March 31, 2005. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($1,900) for the three months ended March 31, 2005 as compared to ($1,632) for the three months ended March 31, 2004. The changes were a result of the items discussed above.

Depreciation and Amortization

We are in the process of completing our periodic review of asset retirement activity, salvage values and fixed asset lives. As a result of this review, we anticipate lengthening useful lives of certain classes of assets. The anticipated related reduction in depreciation expense is primarily due to updated assumptions regarding useful lives of digital equipment and our expected capital deployment in light of our recently approved Chapter 30 plan. This depreciation study will be completed in the second quarter of 2005.

Interest and Dividend Income

Consolidated interest and dividend income was $2,590 and $1,076 for the three months ended March 31, 2005 and 2004, respectively. This represents an increase of $1,514 or 140.7% from the comparable period of 2004. The increase in interest and dividend income is primarily the result of higher temporary cash investment balances and higher interest rates. The CoBank dividend of $293 was received in March 2005, while the 2004 dividend was received in the second quarter.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We used an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,514 and $4,487 for the three months ended March 31, 2005 and 2004, respectively. This represents a decrease of $973 or 21.7% from the comparable period of 2004. The net decrease in interest expense is due to repayment of high rate debt and the resulting lower loan balances.

Income Taxes

Our effective income tax rates were 37.2% and 37.3% for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources:

	March 31, 2005	December 31, 2004
Cash and temporary cash investments	$336,886	$312,260
Working capital	279,281	253,092
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,901	336,082

Cash and temporary cash investments were $336,886 at March 31, 2005 as compared to $312,260 at December 31, 2004. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 3.27 to 1 at March 31, 2005 as compared to 3.08 to 1 at December 31, 2004. The net increase is due to increased liquidity provided by operations.

We have the following financing arrangements in place:

	March 31, 2005 Balance	March 31, 2004 Balance
Credit agreement – CoBank*	$—	$28,116
Revolving line of credit – CoBank	35,000	65,000
Convertible notes	300,000	300,000

Total	$335,000	$393,116

*	This agreement was terminated in the second quarter of 2004.

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. On May 3, 2005, we filed a registration statement and a tender offer statement with the SEC for a proposed exchange offer pursuant to which we are offering to exchange any and all of the $300,000 of our currently outstanding 3.25% convertible notes for new Series A 3.25% convertible notes due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The new notes will contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock, at our discretion. The existing notes require us to settle conversions of notes with shares of common stock. If the exchange offer is consummated, this change to the terms of the notes will allow us to reduce or eliminate the dilutive effect on our common stock which may be caused by future conversion of the convertible notes. The terms of the new notes will maintain full dividend protection for the holders of the notes.

On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. Both the special dividend and the first quarterly dividend will be paid on June 30, 2005, to holders of record on June 15, 2005. As a result of the dividends, the notes will become convertible for a specified period.

The payment of cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant.

We have a $35,000 revolving line of credit with CoBank. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of March 31, 2005, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 31, 2005. We intend to enter into a new $85,000 line of credit with CoBank, which will be used to retire the existing facility and to provide us with increased financial flexibility.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 60% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.2 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we anticipate will not begin before 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the three months ended March 31, 2005.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. As of March 31, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program with an average purchase price of $38.902, including commissions, for a total cost of approximately $118.5 million. We may consider the feasibility of additional common share repurchases in the future.

	Three months ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$31,582	$28,541
Investing activities	(7,414)	(8,559)
Financing activities	458	(52,518)

For the three months ended March 31, 2005, our net cash provided by operating activities was $31,582 comprised of net income of $15,918, non-cash depreciation and amortization of $17,738 and a reduction in other non-cash items and working capital changes of $2,074. Net cash used in investing activities of $7,414 consisted primarily of additions to property, plant and equipment of $7,848. Net cash provided by financing activities of $458 consisted primarily of proceeds of stock option exercises of $639.

As part of the proposed 2006 federal budget, the Administration proposes to establish a process and terms to implement a dissolution of the Rural Telephone Bank (“RTB”), whereby stockholders will obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,600 in accordance with the provision of our previous financing arrangement with the RTB. Stock dividends previously received will be recognized when the underlying security is redeemed for cash. We will continue to monitor future developments in this area.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for our CTSI markets and customer demand for additional capacity and service. In addition to cash generated from the sources described above, sources of funding for any additional capital requirements or acquisitions may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

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

On November 30, 2004, the Governor of Pennsylvania signed a bill (House Bill 30) amending the law under which CT’s alternative regulation plan was approved. Among other things, the amendment keeps in effect the terms of plans, like CT’s, approved under prior law, and prohibits the PUC from requiring any changes to those plans except to conform to the new amendments. Pursuant to this new law, CT filed and received approval of an amended plan with the PUC revising its price adjustment formula and committing to provide universal availability of broadband services within CT’s service territory no later than December 31, 2008. The original plan allowed CT to increase its overall rates for regulated intrastate services annually by an amount equal to inflation minus 2%, but the amendment eliminates the 2% yearly offset, allowing higher rate increases. Under the amended plan, CT could be required to refund some of its increased revenues should it fail to meet its commitment to deploy broadband services.

On May 3, 2005, CT filed notice with the PUC that it would seek approval to raise certain rates by approximately $3,200 on an annualized basis, effective September 1, 2005. CT is following methodology contained in its PUC approved alternative regulation plan which permits adjustments to its intrastate non-competitive services based on changes in the rate of inflation.

The PUC is currently considering changes in intrastate switched access rates and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. This proceeding, which was begun in December 2004, primarily addresses the rates that CT charges to long-distance carriers for in-state toll calls that originate or terminate on CT’s local telephone lines. In previous PUC orders, reductions in in-state access charges have been offset by revenue-neutral increases in our monthly local service rates. CT also receives funding from the state USF, which could be affected by the PUC’s review. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 32.2% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers and access charges to interexchange carriers (“IXCs”). CT also receives funding from the federal Universal Service Fund (USF), under formulas adopted by the FCC. During the Fund’s fiscal year ending June 30, 2005, CT is entitled to receive approximately $16.2 million in interstate common line support (“ICLS”). Changes in the USF formulas could have a material effect on CT’s revenues.

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

The Universal Service Administration Corporation (“USAC”) announced in 2004 that it would temporarily suspend issuing new commitments for funding in the E-Rate program, a part of the federal USF that provides discounted telecommunications services and equipment to eligible schools and libraries. The suspension was required so that USAC could comply with the Anti-Deficiency Act, a federal statute that requires federal agencies to have cash on hand sufficient to meet their funding commitments. However, Congress adopted legislation in December 2004, suspending the effects of the Anti-Deficiency Act through December 31, 2005, and USAC has been able to resume funding its E-Rate commitments. We cannot predict whether USAC will be able to continue issuing commitments after December 31, 2005, but any suspension of new commitments would not affect CT’s ability to receive reimbursement for discounts it has already extended because CT provides discounts to its school and library customers only after the customer has received a funding commitment from USAC.

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

In August 2004, the FCC designated NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives, for services the competitor provides within that ILEC’s service territory. Under current FCC rules, certification of Nextel does not affect the Fund disbursements received by CT. However, the FCC has expressed concern that these rules may lead to a drain on the federal USF, and the FCC may change the funding rules to prevent such a result. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

On February 24, 2005, the FCC adopted new rules, effective April 29, 2005, which prohibit incumbent LECs such as CT from imposing compensation obligations for traffic not subject to access charges upon commercial mobile radio service providers pursuant to tariffs. This order may be subject to court appeals or agency reconsideration. We do not believe that this order affects CT’s ability to collect compensation from commercial mobile radio service providers under individually negotiated contracts, such as those CT has entered with several mobile carriers. However, we cannot predict whether the mobile carriers will challenge our ability to collect this compensation, or otherwise seek to re-open our compensation arrangements. Also, other carriers that have not yet entered into contracts with CT may seek compensation terms that are less favorable to CT. Therefore, the full impact of this FCC decision on CT cannot be determined at this time.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. Verizon is not, however, required to permit unbundled access to newly-constructed fiber optic facilities serving primarily residential premises. Verizon also will no longer be required to offer unbundled local switching, however, CTSI has minimal use of that element. CTSI does use DS-1 high capacity loops in some markets. Under the new FCC rules, this element remains available in all of the territories currently served by CTSI. The FCC rules are the subject of court appeals, which could result in future changes in CTSI’s access to Verizon’s network elements.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon.

The FCC has also limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, which took effect in June 2001, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio generally is limited to $0.0007 per minute. The total number of minutes for which CTSI can collect compensation at this rate previously was capped based on the number of minutes CTSI terminated in the first quarter 2001, but the FCC eliminated this cap during 2004. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.8% and 18.3% of CTSI’s revenues (after excluding the effect of the access revenue settlements in 2005) for the three months ended March 31, 2005 and 2004, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the quarter ended March 31, 2005, CTSI recorded approximately $1,758 or 7.9% of its revenues from compensation revenue from ISP traffic. This compares to $1,772 or 8.6% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $883 or 1.1% and $880 or 1.0% of our total consolidated revenues for the quarters ended March 31, 2005 and 2004, respectively. Revenues from interstate access charges represented approximately 0.3% and 0.6% of our consolidated revenues, for the quarters ended March 31, 2005 and 2004, respectively.

CTSI may also be affected by any changes in FCC rules governing inter-carrier compensation, as discussed above with respect to CT.

CTSI has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers providing for exchange of traffic between networks.

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

(thousands of dollars)

As of March 31, 2005	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$301,875	$291,958	$312,228
Variable	$35,000	$35,000	$34,942	$35,058

We manage our interest rate risk through a combination of variable and fixed rate debt instruments at varying maturities and by using interest rate swaps.

The table below provides information about our interest rate swap. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amount has been provided to us by the financial institution with which we have a swap contract using appropriate and consistent valuation methodologies.

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of March 31, 2005
Variable to fixed:
Interest rate swap	2006	5.40%	$35,000	$(820)

As of May 10, 2005, we had no other material exposure to market risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of our Common Stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our Common Stock. Repurchased shares have and will be placed in Treasury and may be used for the Company’s employee benefit plans. We may consider the feasibility of additional common share repurchases in the future. The table below provides information regarding settled purchases of CTE Common Stock made by us during the first quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
January 1, 2005 - January 31, 2005	—	—	—	$31,456
February 1, 2005 - February 28, 2005	—	—	—	31,456
March 1, 2005 - March 31, 2005	—	—	—	31,456

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In February 2005, our Compensation/Pension Committee and our Board of Directors approved the following actions:

•	payment of short-term bonus payments for 2004 of $700,000 to our Chief Executive Officer, Michael J. Mahoney; $225,000 to our Executive Vice President and Chief Operating Officer, Eileen O’Neill Odum (pro rated based on her term of service); $300,000 to our Executive Vice President and Chief Accounting Officer, Donald P. Cawley; $125,093 to our Senior Vice President and General Manager of Commonwealth Telephone Company, James F. Samaha; and $126,800 to our Senior Vice President, General Counsel and Corporate Secretary, Raymond B. Ostroski;

•	awards of long-term incentive compensation for 2005 of 40,000 restricted stock units to Mr. Mahoney; 20,000 restricted stock units to Ms. Odum; 13,000 restricted stock units to Mr. Cawley; 6,000 restricted stock units to Mr. Samaha; and 7,000 restricted stock units to Mr. Ostroski. Each of these restricted stock unit awards will vest over four years;

•	increase of Mr. Mahoney’s base salary to $450,000; Ms. Odum’s base salary to $325,000; Mr. Cawley’s base salary to $250,000; Mr.Samaha’s base salary to $185,000; and Mr. Ostroski’s base salary to $185,000;

•	amendment to the Long-Term Disability Plan available to our executives that increased the maximum monthly benefit from $5,000 to $8,000 effective July 1, 2005.

Item 6. Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley
Executive Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)