Form 10-Q
period 2005-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2005-08-09
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005 there were 21,789,194 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$83,018	$84,014	$166,547	$168,394
Costs and expenses, excluding depreciation and amortization and restructuring reversals	41,463	40,053	81,204	80,440
Depreciation and amortization	14,108	18,025	31,846	35,632
Restructuring reversals	(31)	(799)	(31)	(799)

Operating income	27,478	26,735	53,528	53,121
Interest and dividend income	2,910	1,216	5,500	2,292
Interest expense	(3,431)	(4,325)	(6,945)	(8,812)
Other income (expense), net	(1,397)	502	(1,424)	519
Equity in income of unconsolidated entities	1,865	1,790	2,110	2,025

Income before income taxes	27,425	25,918	52,769	49,145
Provision for income taxes	10,231	9,600	19,657	18,262

Net income	$17,194	$16,318	$33,112	$30,883
Unrealized gain on derivative instruments, net of tax	128	915	425	1,149

Comprehensive income	$17,322	$17,233	$33,537	$32,032

Basic earnings per share:
Net income	$0.80	$0.77	$1.55	$1.42

Weighted average shares outstanding	21,501,624	21,207,371	21,331,990	21,674,971
Diluted earnings per share:
Net income	$0.66	$0.68	$1.33	$1.28

Weighted average shares and common stock equivalents outstanding	28,830,700	26,650,654	27,790,655	27,099,456

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and temporary cash investments	$81,717	$312,260
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,699 at June 30, 2005 and $2,185 at December 31, 2004	38,645	40,089
Other current assets	13,294	8,805
Deferred income taxes	12,271	13,388

Total current assets	145,927	374,542
Property, plant and equipment, net of accumulated depreciation of $531,198 at June 30, 2005 and $506,711 at December 31, 2004	369,068	382,523
Investments	10,481	10,338
Other assets	13,640	16,028

Total assets	$539,116	$783,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$721	$721
Notes payable	35,000	35,000
Accounts payable	26,229	25,012
Accrued restructuring expense	374	344
Accrued expenses	37,827	49,062
Accrued interest	6,117	5,995
Advance billings and customer deposits	5,403	5,316

Total current liabilities	111,671	121,450
Long-term debt	300,000	300,000
Capital lease obligation	—	361
Deferred income taxes	75,815	77,279
Other liabilities	15,961	18,411
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,193,476 and 24,172,376; outstanding: 21,789,194 and 21,123,262, at June 30, 2005 and December 31, 2004, respectively)	24,193	24,172
Additional paid-in capital	116,857	284,358
Deferred compensation	(21,235)	(10,093)
Accumulated other comprehensive loss	(405)	(830)
Retained earnings	11,157	86,931
Treasury stock at cost, 2,404,282 and 3,049,114 shares at June 30, 2005 and December 31, 2004, respectively	(94,898)	(118,608)

Total common shareholders’ equity	35,669	265,930

Total liabilities and shareholders’ equity	$539,116	$783,431

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$57,896	$62,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(18,124)	(19,921)
Other	1,764	2,336

Net cash used in investing activities	(16,360)	(17,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	—	(29,521)
Redemption of short-term debt	—	(15,000)
Dividends paid	(294,138)	—
Proceeds from exercise of stock options	22,420	2,751
Capital lease payments	(361)	(417)
Payment made for debt issuance costs	—	(82)
Stock repurchases	—	(74,362)

Net cash used in financing activities	(272,079)	(116,631)

Net decrease in cash and temporary cash investments	(230,543)	(71,872)

Cash and temporary cash investments at beginning of year	312,260	336,035

Cash and temporary cash investments at June 30,	$81,717	$264,163

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,004	$7,988

Income taxes	$20,702	$15,513

Supplemental disclosures of non-cash information:
Stock based compensation	$13,446	$7,858

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2004	$24,172	$284,358	$(10,093)	$(830)	$86,931	$(118,608)	$265,930
Net income					33,112		33,112
Restricted stock	2	6,191	(5,205)			1,242	2,230
Stock option exercises	19	389				22,012	22,420
Executive stock purchase plan			(439)				(439)
Tax benefits related to stock options		3,115					3,115
Dividends		(177,340)	(5,498)		(108,886)		(291,724)
Unrealized gain on derivative instruments, net of tax				425			425
401(k) match		144				456	600

Balance, June 30, 2005	$24,193	$116,857	$(21,235)	$(405)	$11,157	$(94,898)	$35,669

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2004	24,172,376	3,049,114	21,123,262
Stock option exercises	19,100	(598,468)	617,568
401(k) match	—	(12,562)	12,562
Restricted stock	2,000	(33,802)	35,802

Balance, June 30, 2005	24,193,476	2,404,282	21,789,194

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

1. Background and Basis of Presentation - The consolidated financial statements of Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”) include the accounts of its wholly-owned subsidiaries, Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); CTSI, LLC (“CTSI”), our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”); and other operations (“Other”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a reseller of long-distance services and the portion of our digital subscriber line (“DSL”) product offering in CT’s franchise area. Other includes Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), which provides dial-up Internet services; and our corporate entity. All significant intercompany accounts and transactions are eliminated.

2. Dividend Accounting - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. Both the special dividend and the initial quarterly dividend (“the dividends”) were paid on June 30, 2005, to holders of record on June 15, 2005.

In connection with the payment of the dividends, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 was also adjusted to reflect the dividends.

Non-cash compensation, in the form of dividend equivalent units, of $2,416 related to vested, deferred restricted stock units, vested, deferred Executive Stock Purchase Plan (“ESPP”) share units and unvested 401(k) shares was recorded in the three months ended June 30, 2005, in connection with the dividends. The dividends, in the form of dividend equivalent units, on unvested restricted stock and unvested ESPP share units of $5,498 were recorded as deferred compensation to be recognized as compensation cost over the remaining vesting periods.

3. Stock-Based Compensation - We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no options granted during the three and six month periods ended June 30, 2005 and 2004; as a result, no Black-Scholes valuation was required to be made.

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and six months ended 2005 and 2004, respectively, are:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income - as reported	$17,194	$16,318	$33,112	$30,883
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,529	850	3,322	1,581
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,071)	(1,515)	(4,471)	(2,960)

Net income - pro forma	$16,652	$15,653	$31,963	$29,504
Net income adjustment for interest on convertible debt, net of tax	1,870	1,874	3,739	3,743

Pro forma diluted earnings per share numerator	$18,522	$17,527	$35,702	$33,247

Net income per share:
Basic earnings per share - as reported	$0.80	$0.77	$1.55	$1.42
Basic earnings per share - pro forma	0.77	0.74	1.50	1.36
Diluted earnings per share - as reported	0.66	0.68	1.33	1.28
Diluted earnings per share - pro forma	0.64	0.66	1.28	1.23

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123.

4. Segment Information - We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of the digital subscriber line (“DSL”) product offering in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural northeastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended June 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$62,687	$21,614	$4,569	$88,870
Elimination of intersegment sales	5,732	114	6	5,852
External sales	56,955	21,500	4,563	83,018
Costs and expenses, excluding depreciation and amortization and restructuring reversals	19,490	13,421	8,552	41,463
Depreciation and amortization	9,077	4,776	255	14,108
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	28,388	3,334	(4,244)	27,478

Three months ended June 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$61,491	$20,836	$6,315	$88,642
Elimination of intersegment sales	4,566	56	6	4,628
External sales	56,925	20,780	6,309	84,014
Costs and expenses, excluding depreciation and amortization and restructuring reversals	19,588	13,803	6,662	40,053
Depreciation and amortization	11,977	5,212	836	18,025
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	25,360	2,564	(1,189)	26,735

Six months ended June 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$124,671	$43,847	$9,605	$178,123
Elimination of intersegment sales	11,339	225	12	11,576
External sales	113,332	43,622	9,593	166,547
Costs and expenses, excluding depreciation and amortization and restructuring reversals	39,297	26,882	15,025	81,204
Depreciation and amortization	21,429	9,705	712	31,846
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	52,606	7,066	(6,144)	53,528

Six months ended June 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$123,136	$41,566	$12,634	$177,336
Elimination of intersegment sales	8,695	234	13	8,942
External sales	114,441	41,332	12,621	168,394
Costs and expenses, excluding depreciation and amortization and restructuring reversals	39,052	27,607	13,781	80,440
Depreciation and amortization	23,670	10,301	1,661	35,632
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	51,719	4,223	(2,821)	53,121

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating income from reportable segments	$31,722	$27,924	$59,672	$55,942
Other segment	(4,244)	(1,189)	(6,144)	(2,821)
Interest and dividend income	2,910	1,216	5,500	2,292
Interest expense	(3,431)	(4,325)	(6,945)	(8,812)
Other income (expense), net	(1,397)	502	(1,424)	519
Equity in income of unconsolidated entities	1,865	1,790	2,110	2,025

Consolidated income before income taxes	$27,425	$25,918	$52,769	$49,145

5. CTE Stock Options and Restricted Stock - The CTE Equity Incentive Plan, as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. Restricted stock awards (either in the form of restricted shares or units) currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant. Restricted shares are entitled to receive dividends. Restricted share units do not give the holder any rights as a stockholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends of common stock.

In connection with the payment of the dividends on June 30, 2005, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44,” there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the dividends. As of June 30, 2005, we had approximately 507,000 options outstanding at exercise prices ranging from $8.27 to $40.474. During the first six months of 2005, 129,110 options were issued as a result of the dividends, 10,135 options were cancelled and 617,568 options were exercised, yielding cash proceeds of $22,420.

As provided for in the CTE Equity Incentive Plan, the fair value of the restricted stock units issued to be recognized as compensation cost over the four year vesting period is recognized as deferred compensation, shown as a separate reduction of shareholders’ equity.

The following table provides information on our issues of restricted stock:

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense Six months ended June 30, 2005	Compensation expense Six months ended June 30, 2004
2000	155,000	33,750	121,250	$7,333	$—	$554
2003	162,125	18,250	74,562	6,206	636	710
2004	171,550	10,375	40,248	7,106	814	523
Six months ended June 30, 2005	157,995	325	—	7,487	585	—

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. The fair value of the restricted stock units is recognized as compensation cost over the one year vesting period.

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense Six months ended June 30, 2005	Compensation expense Six months ended June 30, 2004
2003	9,000	—	9,000	$370	$—	$185
2004	9,000	—	9,000	376	157	31
Six months ended June 30, 2005	9,000	—	—	462	38	—

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were approximately 3,300 and 27,500 for the three months ended June 30, 2005 and 2004, respectively, and approximately 4,700 and 37,400 for the six months ended June 30, 2005 and 2004, respectively.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. At the conversion rate in effect at June 30, 2005, our convertible debt is convertible into 7,091,882 shares of our common stock. At the conversion price in effect at June 30, 2004, our convertible debt was convertible into 5,263,170 shares of our common stock. Prior period diluted earnings per share for the three and six months ended June 30, 2004, was revised to include the effect of contingently convertible securities of $0.08 and $0.13, respectively. The amounts previously reported were $0.76 and $1.41 for the three and six months ended June 30, 2004, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$17,194	$16,318	$33,112	$30,883

Basic earnings per share:
Weighted average shares outstanding	21,501,624	21,207,371	21,331,990	21,674,971

Net income per share	$0.80	$0.77	$1.55	$1.42

Net income	$17,194	$16,318	$33,112	$30,883
Net income adjustment for interest on convertible debt, net of tax	1,870	1,874	3,739	3,743

Net income as adjusted	$19,064	$18,192	$36,851	$34,626

Diluted earnings per share:
Weighted average shares outstanding	21,501,624	21,207,371	21,331,990	21,674,971
Dilutive shares resulting from common stock equivalents	237,194	180,113	276,087	161,315
Dilutive shares resulting from convertible debt	7,091,882	5,263,170	6,182,578	5,263,170

Weighted average shares and common stock equivalents outstanding	28,830,700	26,650,654	27,790,655	27,099,456

Net income per share	$0.66	$0.68	$1.33	$1.28

The change in conversion rate of our convertible notes due to the dividends resulted in 1,828,712 and 919,408 additional shares being included in our calculation of diluted earnings per share for the three and six months ended June 30, 2005, respectively. Also, stock option exercises of approximately 272,600 shares and 151,600 shares were included in the calculation of weighted average shares outstanding for the three and six months ended June 30, 2005, respectively. Stock option exercises of approximately 11,900 and 61,300 were included in the calculation of weighted average shares outstanding for the three and six months ended June 30, 2004, respectively.

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

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the six months ended June 30, 2005, we recorded an adjustment of ($653) (($425) net of tax) to adjust the fair value of the swaps to ($623). In the six months ended June 30, 2004, we recorded an adjustment of ($1,766) (($1,149) net of tax) to adjust the fair value of the swaps to ($2,064).

8. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at June 30, 2005 and 2004. We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of June 30, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program, with an average purchase price of $38.902, including commissions, for a total repurchase of approximately $118.5 million.

9. Pension -

Pension cost is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$974	$826	$1,948	$1,652
Interest cost	1,420	1,363	2,840	2,726
Expected return on plan assets	(1,825)	(1,644)	(3,650)	(3,288)
Amortization of prior service cost	131	131	262	262
Recognized net actuarial loss	74	56	148	112

Total net periodic pension cost	$774	$732	$1,548	$1,464

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest cost	$12	$12	$24	$24
Recognized net actuarial gain	(21)	(27)	(42)	(54)

Total net periodic postretirement benefit	$(9)	$(15)	$(18)	$(30)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest cost	$7	$9	$14	$18
Recognized net actuarial gain	(8)	(12)	(16)	(24)

Total net periodic postretirement benefit	$(1)	$(3)	$(2)	$(6)

10. Change in Accounting and New Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” For public companies, FAS 123(R) was effective for periods beginning after June 15, 2005, however, in April of 2005, the SEC delayed the effective date. FAS 123(R) is effective for public companies for annual periods that begin after June 15, 2005.

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

We are currently assessing the impact of FAS 123(R) on our financial statements. Insofar as no options have been granted since 2002, we do not believe that the adoption of this Statement on January 1, 2006 will have a material impact on our earnings. We are in the process of quantifying the cumulative effect adjustment we will be required to recognize at January 1, 2006 to account for the effect of potential forfeitures in the unvested awards granted prior to January 1, 2006. We do not believe that this amount will be material to our results of operations or financial condition.

For restricted stock awards, we recognize compensation cost over the four year vesting period (the “nominal vesting period approach”). For any employee that retires before the end of the vesting period, we would recognize any unamortized compensation cost at the date of retirement. Upon adoption of FAS 123(R), compensation cost will be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved (the “non-substantive vesting period approach”). If we had applied the non-substantive vesting period approach, compensation cost would have increased by $5 and $0 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, compensation cost would have increased by $7 and $0 if we had applied the non-substantive vesting period approach.

We have undergone an extensive study of our stock-based compensation plans in anticipation of the adoption of FAS 123(R) and recent changes in tax laws with regard to deferred compensation. Currently, we do not anticipate a change in our current compensation strategy or structure, but continue to review ways to compensate individuals via avenues that align the interests of individuals with the interests of shareholders through ownership of company stock.

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

On June 1, 2005, the FASB issued FASB Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections.” FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate. FAS 154 supersedes Accounting Principles Board Opinion No. 20, (“APB 20”), “Accounting Changes.” FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

11. Depreciation and Amortization - We have recently completed our periodic review of asset retirement activity, salvage values and fixed asset lives. As a result of this review, we revised our estimate of useful lives of certain classes of assets at our CT and CTSI segments. The classes of assets most affected by these changes were digital electronic switching, digital circuit transmissions and computers and software. The impact of these changes was an increase to net income of $842 (after-tax) or $0.03 per diluted share for the three and six months ended June 30, 2005.

12. Subsequent Events - On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange any and all of the $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid.

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

Overview and Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC, (“CTSI”) our RLEC edge-out operation and a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of our broadband data service that uses DSL technology to offer high-speed Internet access, that is in CT’s territory. Our “Other” segment, which is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies, includes epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services. Other also includes our corporate entity.

CT has been operating in various rural Pennsylvania markets since 1897. As of June 30, 2005, our RLEC served over 329,300 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses.

CTSI served over 137,100 switched access lines as of June 30, 2005, which were mainly business customers. In late 2002, CTSI announced the extension of its existing business operations into select areas of Pennsylvania’s Lehigh Valley. We view this opportunity as an extension of our Central market (Lancaster/Reading/York), rather than the establishment of a fourth regional market.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and DSL. Access revenue consists primarily of charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. Local long-distance (intraLATA toll) and long-distance revenues consist of charges for such services paid by CT’s customers. DSL revenue consists of charges for high-speed Internet access provided to CT’s customers.

CTSI’s revenue is derived primarily from access, local service, competitive access, Internet access from dedicated and DSL, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

Our “Other” business segment includes the revenue from epix and CC. epix revenue for this segment consists primarily of dial-up Internet access revenue. CC generates revenue primarily from telecommunications projects, including installation and maintenance of telephone systems for business customers, cabling projects and telecommunications systems design. Other also includes our corporate entity.

Operating Costs and Expenses

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services, general and administrative expenses and depreciation and amortization. These costs have increased over time as we have grown our operations and revenues. CTSI also incurs additional costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Like CTSI, CLD incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. In addition, at CTSI, capital expenditures associated with access line installations and high capacity services, in order to provide Internet, cellular providers and interexchange carriers (“IXCs”) the ability to connect their networks into the public switched network system, comprise a significant portion of its overall capital spending.

Results of Operations

Three months ended June 30, 2005 vs June 30, 2004

Our consolidated sales were $83,018 and $84,014 for the three months ended June 30, 2005 and 2004, respectively. Contributing to the sales decrease of $996 or 1.2% was a decline in Other sales of $1,746, partially offset by an increase in CTSI sales of $720 and higher sales of CT of $30.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $41,463 for the three months ended June 30, 2005 as compared to $40,053 for the three months ended June 30, 2004, an increase of $1,410. Contributing to the increase in operating costs and expenses was an increase in costs at Other of $1,890 primarily due to non-cash compensation related to the dividends, partially offset by a decrease in costs at CTSI of $382 and lower costs at CT of $98.

Consolidated operating income was $27,478 for the three months ended June 30, 2005 as compared to $26,735 for the three months ended June 30, 2004. The increase of $743 was a result of decreased consolidated depreciation expense of $3,917 related to our periodic review and certain classes of assets becoming fully depreciated, partially offset by the items discussed above and a positive settlement in 2004 of $799 associated with our 2000 restructuring charge as compared to $31 in 2005.

Consolidated net income was $17,194 or $0.66 per diluted share for the three months ended June 30, 2005. Net income was $16,318 or $0.68 per diluted share for the three months ended June 30, 2004. Contributing to the increase in net income is an increase in interest income primarily from higher temporary cash investment balances and higher interest rates, a decrease in interest expense primarily due to our repayment of debt and the increase in operating income discussed above, partially offset by an increase in other expense primarily due to the initial and quarterly dividend and exchange offer costs and an increase in the provision for income taxes.

Six months ended June 30, 2005 vs June 30, 2004

Our consolidated sales were $166,547 and $168,394 for the six months ended June 30, 2005 and 2004, respectively. Contributing to the sales decrease of $1,847 or 1.1% was a decline in Other sales of $3,028 and lower sales of CT of $1,109, partially offset by an increase in CTSI sales of $2,290.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $81,204 for the six months ended June 30, 2005 as compared to $80,440 for the six months ended June 30, 2004, an increase of $764. Contributing to the increase in operating costs and expenses was an increase in costs at Other of $1,244 primarily due to non-cash compensation related to the dividends and higher costs at CT of $245, partially offset by a decrease in costs at CTSI of $725.

Consolidated operating income was $53,528 for the six months ended June 30, 2005 as compared to $53,121 for the six months ended June 30, 2004. The increase of $407 was a result of decreased consolidated depreciation expense of $3,786 related to our periodic review, and certain classes of assets becoming fully depreciated, partially offset by the items discussed above and a positive settlement in 2004 of $799 associated with our 2000 restructuring charge as compared to $31 in 2005.

Consolidated net income was $33,112 or $1.33 per diluted share for the six months ended June 30, 2005. Net income was $30,883 or $1.28 per diluted share for the six months ended June 30, 2004. Contributing to the increase in net income is an increase in interest income primarily from higher temporary cash investment balances and higher interest rates, a decrease in interest expense primarily due to our repayment of debt and the increase in operating income discussed above, partially offset by an increase in other expense primarily due to the initial and quarterly dividend and exchange offer costs and an increase in the provision for income taxes.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended June 30, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$56,955	$19,490	$9,077	$—	$28,388
CTSI	21,500	13,421	4,776	(31)	3,334
Other	4,563	8,552	255	—	(4,244)

Total	$83,018	$41,463	$14,108	$(31)	$27,478

Three months ended June 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$56,925	$19,588	$11,977	$—	$25,360
CTSI	20,780	13,803	5,212	(799)	2,564
Other	6,309	6,662	836	—	(1,189)

Total	$84,014	$40,053	$18,025	$(799)	$26,735

Six months ended June 30, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$113,332	$39,297	$21,429	$—	$52,606
CTSI	43,622	26,882	9,705	(31)	7,066
Other	9,593	15,025	712	—	(6,144)

Total	$166,547	$81,204	$31,846	$(31)	$53,528

Six months ended June 30, 2004

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$114,441	$39,052	$23,670	$—	$51,719
CTSI	41,332	27,607	10,301	(799)	4,223
Other	12,621	13,781	1,661	—	(2,821)

Total	$168,394	$80,440	$35,632	$(799)	$53,121

Installed access lines:

	June 30,
	2005	2004
CT	329,385	336,446
CTSI	137,139	139,316

Total	466,524	475,762

Commonwealth Telephone Company

Sales were $56,955 and $56,925 for the three months ended June 30, 2005 and 2004, respectively. The sales increase of $30 or 0.1% is primarily due to increases in intraLATA toll and long-distance revenues and DSL revenue, partially offset by lower local, access and optional wire maintenance revenues.

CT’s additional lines declined primarily as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined primarily due to wireless substitution. Company lines decreased as a result of fewer epix company lines as epix customers migrate to broadband services.

IntraLATA toll and long-distance revenues increased $619 for the three months ended June 30, 2005 as compared to the comparable period of 2004, due to an increase in revenue of $1,131 from our long-distance product offering which began in early 2003. The increase was partially offset primarily by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $503.

Interstate access revenue decreased $575 for the three months ended June 30, 2005, versus the comparable period of 2004, resulting primarily from a decline in access lines and associated revenue of $199, certain network enhancements that occurred in 2004 of $176, a decline in minutes of use of $170 and a decline in the National Exchange Carrier Association (“NECA”) average schedule settlements of $169 (average schedule formulas are updated annually in July). These decreases were partially offset by an increase in special access circuit revenue of $114 and an increase in circuit terminations and facility route miles of $92.

State access revenue increased $399 for the three months ended June 30, 2005 as compared to the comparable period of 2004, due to a favorable effect of $641 resulting from certain access revenue settlements and $400 from increased state access revenues, partially offset by wireless interconnection rate reductions of $229, a decrease of $212 resulting from a decrease in minutes of use and a decrease of $115 due to a reduction of access lines.

Local service revenue decreased $337 for the three months ended June 30, 2005, as compared to the same period last year, primarily as a result of a decrease in access lines of $178 and the loss of an Internet service provider (“ISP”) from our network.

Other revenue decreased $28 for the three months ended June 30, 2005 in comparison to the same period last year primarily as a result of a decrease in optional wire maintenance revenue of $251, lower message volume for billing and collection of $130 and a lower volume of equipment sales and time and material work of $40. These decreases were partially offset by an increase in DSL revenue of $424 from an increase in subscribers.

CT sales were $113,332 for the six months ended June 30, 2005 as compared to $114,441 for the same period in 2004. The decrease of $1,109 or 1.0% primarily represents a decrease in access, local and other revenues, partially offset by increases in intraLATA toll and long-distance revenues.

Interstate access revenue decreased $1,152 for the six months ended June 30, 2005, versus the comparable period of 2004, resulting from certain network enhancements that occurred in 2004 of $525, a decline in the National Exchange Carrier Association (“NECA”) average schedule settlements of $435 (average schedule formulas are updated annually in July), a decline in access lines of $379 and a decline in minutes of use of $333. These decreases were partially offset by an increase in special access circuit revenue of $361 and an increase in circuit terminations and facility route miles of $154.

State access revenue decreased $158 for the six months ended June 30, 2005 as compared to the comparable period of 2004, primarily as a result of a decrease of $553 due to a decrease in minutes of use, wireless interconnection rate reductions of $483 and a decrease of $221 due to a reduction in access lines, partially offset by a favorable effect of $641 resulting from certain access revenue settlements and $400 from increased state access revenues.

Local service revenue decreased $698 for the six months ended June 30, 2005, as compared to the same period last year, primarily as a result of a decrease in access lines of $355 and the loss of an Internet service provider (“ISP”) from our network.

Other revenue decreased $245 for the six months ended June 30, 2005 in comparison to the same period last year primarily as a result of a decrease in optional wire maintenance revenue of $535, lower message volume for billing and collection of $272 and a lower volume of equipment sales and time and material work of $148. These decreases were partially offset by an increase in DSL revenue of $648 from an increase in subscribers.

IntraLATA toll and long-distance revenues increased $1,181 for the six months ended June 30, 2005 as compared to the comparable period of 2004, due to an increase in revenue of $2,305 from our long-distance product offering which began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll decreasing revenue by $1,099.

Costs and expenses (excluding depreciation and amortization) for the three months ended June 30, 2005 were $19,490 as compared to $19,588 for the three months ended June 30, 2004, a decrease of $98 or 0.5%. The decrease in expenses was primarily due to a decrease in pole attachment rates of $287, lower terminating access expense due to CT’s lower intraLATA toll minutes of $169 and lower contract labor due to a favorable effect of certain contracts and pole audit expenses that occurred in 2004 that did not recur in 2005, partially offset by higher termination expense due to higher minutes of use at CLD and increased terminations to wireless carriers of $221, higher material expense of $211 and increased payroll expense.

For the six months ended June 30, 2005, costs and expenses (excluding depreciation and amortization) were $39,297 as compared to $39,052 for the six months ended June 30, 2004. Contributing to the increase in expenses of $245 are higher material expense of $364, higher termination expense due to higher minutes of use at CLD and increased terminations to wireless carriers of $202 and increased payroll expense. These higher expenses were partially offset by lower terminating access expense due to CT’s lower intraLATA toll minutes of $326 and lower advertising expense of $214.

Depreciation and amortization expense decreased $2,900 or 24.2% to $9,077 for the three months ended June 30, 2005. For the six months ended June 30, 2005, depreciation and amortization expense decreased $2,241 to $21,429. The change was a result of lengthening the estimated useful lives of certain asset classes after completing our periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also a result of certain assets becoming fully depreciated.

CT’s operating income was $28,388 and $25,360 for the three months ended June 30, 2005 and 2004, respectively, an increase of $3,028 or 11.9%. CT’s operating income was $52,606 for the six months ended June 30, 2005 as compared to $51,719 for the six months ended June 30, 2004. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $21,500 for the three months ended June 30, 2005 as compared to $20,780 for the same period in 2004. The increase of $720 or 3.5% primarily represents an increase in access revenue of $513, and increases in customer point-to-point circuit revenues of $266 and data and Internet revenues of $175, partially offset by a decrease in local service revenues of $125.

Access revenue increased due to a favorable effect of $457 resulting from certain access revenue settlements, an increase of $263 resulting from the FCC change that no longer enforces the cap on the number of minutes for which compensation on local telephone calls that terminate to ISPs can be collected and an increase in circuits of $175. The Federal Communications Commission (“FCC”) rate ceilings have resulted in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

For the three months ended June 30, 2005, CTSI recorded approximately $1,453 or 6.8% of its revenues from compensation revenue associated with ISP traffic, as compared to $1,505 or 7.2% for the same period last year. Beginning on October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.0% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended June 30, 2005 and 2004. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. DSL and Internet revenues increased due to subscriber growth. Local service revenue decreased primarily due to a decrease in access lines.

CTSI sales were $43,622 for the six months ended June 30, 2005 as compared to $41,332 for the same period in 2004. The increase of $2,290 or 5.5% primarily represents an increase in access revenue of $1,353. Access revenue increased due to a favorable effect of $1,223 resulting from certain access revenue settlements, an increase of $382 resulting from the FCC change that no longer enforces the cap on the number of minutes for which compensation on local telephone calls that terminate to ISPs can be collected and an increase in circuits of $405. The FCC rate ceilings have resulted in reductions in the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on these revenues.

For the six months ended June 30, 2005, CTSI recorded approximately $3,211 or 7.4% of its revenues from compensation revenue associated with ISP traffic, as compared to $3,277 or 7.9% for the same period last year.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 16.4 % and 17.2% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the six months ended June 30, 2005 and 2004, respectively.

The increase in point-to-point circuit revenue of $695 is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data and Internet revenues increased $350 due to subscriber growth.

Costs and expenses (excluding depreciation and amortization and restructuring reversals) were $13,421 and $13,803 for the three months ended June 30, 2005 and 2004, respectively. Contributing to the decrease in expenses are favorable effects of $429 resulting from certain network costs settlements, reductions in rates for unbundled loops of $135 and Caller ID of $77. These reductions were partially offset by an increase in high capacity circuit expense, increased network circuit costs and an increase in DSL and Internet expense due to an increase in customers.

For the six months ended June 30, 2005, costs and expenses (excluding depreciation and amortization and restructuring reversals) were $26,882 as compared to $27,607 for the six months ended June 30, 2004. Contributing to the decrease in expenses of $725 are favorable effects of $994 resulting from certain network costs settlements, reductions in rates for unbundled loops of $348, Caller ID of $146 and a reduction of headcount in telemarketing. These reductions were partially offset by an increase in high capacity circuit expense, increased network circuit costs and an increase in DSL and Internet expense due to an increase in customers.

Depreciation and amortization expense decreased $436 or 8.4% to $4,776 for the three months ended June 30, 2005. For the six months ended June 30, 2005, depreciation and amortization expense decreased $596 to $9,705. The change was a result of lengthening the estimated useful lives of certain asset classes after completing our periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also a result of certain assets becoming fully depreciated.

CTSI’s operating income was $3,334 for the three months ended June 30, 2005 as compared to $2,564 for the three months ended June 30, 2004. CTSI’s operating income was $7,066 for the six months ended June 30, 2005 as compared to $4,223 for the six months ended June 30, 2004. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $4,563 and $6,309 for the three months ended June 30, 2005 and 2004, respectively. The decrease of $1,746 or 27.7% is due to a decrease in epix and CC sales.

CC sales decreased $1,024 or 26.9% to $2,786 for the three months ended June 30, 2005, primarily due to a decrease in new installations of business systems. epix sales decreased $722 or 28.9% to $1,777 for the three months ended June 30, 2005, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers and a price reduction implemented earlier this quarter.

For the six months ended June 30, 2005, sales of our support businesses were $9,593 as compared to $12,621 for the six months ended June 30, 2004. The decrease of $3,028 or 24.0% is due to a decrease in CC sales of $1,659 or 22.1% due to a decrease in new installations of business systems and decreased epix sales of $1,369 or 26.8% due to a decrease in dial-up subscribers and the decrease in price.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $8,552 and $6,662 for the three months ended June 30, 2005 and 2004, respectively. Expenses at the corporate entity increased primarily due to non-cash compensation of $2,416 related to the dividends. CC costs and expenses decreased $727 to $2,727 for the three months ended June 30, 2005, as compared to the same period last year, due primarily to the decrease in sales and associated cost of goods sold. epix expenses decreased $383 to $1,454 for the three months ended June 30, 2005, in comparison to the same period last year, as a result of lower transport costs due to a price reduction and line disconnects.

For the six months ended June 30, 2005, costs and expenses (excluding depreciation and amortization) of our support businesses were $15,025 as compared to $13,781 for the six months ended June 30, 2004. Expenses at the corporate entity increased primarily due to non-cash compensation of $2,416 related to the dividends. CC costs and expenses decreased $1,348 to $5,595 for the six months ended June 30, 2005, in comparison to the same period last year, due primarily to the decrease in sales and associated cost of goods sold. epix expenses decreased $796 to $3,005 for the six months ended June 30, 2005, in comparison to the same period last year, as a result of lower transport costs due to a price reduction and line disconnects.

Depreciation and amortization expense decreased $581 for the three months ended June 30, 2005. For the six months ended June 30, 2005, depreciation and amortization expense decreased $949. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($4,244) for the three months ended June 30, 2005 as compared to ($1,189) for the three months ended June 30, 2004. The operating loss in Other was ($6,144) for the six months ended June 30, 2005 as compared to ($2,821) for the six months ended June 30, 2004. The changes were a result of the items discussed above.

Depreciation and Amortization

We have recently completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. As a result of this review, we lengthened useful lives of certain classes of assets. The related reduction in depreciation expense is due to updated assumptions regarding useful lives of digital equipment and our expected capital deployment in light of our recently approved Chapter 30 plan. Also, certain classes of assets have become fully depreciated. The depreciation study was completed late in the second quarter of 2005.

Interest and Dividend Income

Consolidated interest and dividend income was $2,910 and $1,216 for the three months ended June 30, 2005 and 2004, respectively. This represents an increase of $1,694 or 139.3% from the comparable period of 2004. Consolidated interest and dividend income was $5,500 and $2,292 for the six months ended June 30, 2005 and 2004, respectively. This represents an increase of $3,208 or 140.0% from the comparable period of 2004. The increase in interest and dividend income is primarily the result of higher temporary cash investment balances and higher interest rates.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We used an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,431 and $4,325 for the three months ended June 30, 2005 and 2004, respectively. This represents a decrease of $894 or 20.7% from the comparable period of 2004. Consolidated interest expense was $6,945 and $8,812 for the six months ended June 30, 2005 and 2004, respectively. This represents a decrease of $1,867 or 21.2% from the comparable period of 2004. The net decrease in interest expense is due to repayment of high rate debt in 2004 and the resulting lower loan balances.

Other Income (Expense), Net

Consolidated other income (expense), net was ($1,397) and $502 for the three months ended June 30, 2005 and 2004, respectively. This represents a net increase in expense of $1,899 from the comparable period of 2004. Consolidated other income (expense), net was ($1,424) and $519 for the six months ended June 30, 2005 and 2004, respectively. This represents a net increase in expense of $1,943 from the comparable period of 2004. The increase in other income (expense), net is primarily the result of implementation costs of $2,037 related to our initial and quarterly dividend and exchange offer consisting primarily of financial advisory, legal, accounting and other fees.

Income Taxes

Our effective income tax rates were 37.3% and 37.0% for the three months ended June 30, 2005 and 2004, respectively. Our effective income tax rates were 37.3% and 37.2% for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources:

	June 30, 2005	December 31, 2004
Cash and temporary cash investments	$81,717	$312,260
Working capital	34,256	253,092
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,721	336,082

Cash and temporary cash investments were $81,717 at June 30, 2005 as compared to $312,260 at December 31, 2004. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 1.31 to 1 at June 30, 2005 as compared to 3.08 to 1 at December 31, 2004. The net decrease is due to a decrease in cash primarily due to the dividend payment, partially offset by cash generated by operations and stock option exercises.

We have the following financing arrangements in place:

	June 30, 2005		June 30, 2004
	Balance	Available	Balance	Available
Revolving line of credit - CoBank	$35,000	$50,000	$35,000	$15,000
Convertible notes	300,000	—	300,000	—

Total	$335,000	$50,000	$335,000	$15,000

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange up to $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversions of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. We intend to continue to consider other options to further reduce or possibly eliminate the dilutive effect of future conversions, including common share repurchases depending on market prices.

On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. Both the special dividend and the initial quarterly dividend were paid on June 30, 2005, to holders of record on June 15, 2005.

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

An amended $85,000 revolving line of credit with CoBank was entered into on May 31, 2005, with a $35,000 balance outstanding. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of June 30, 2005, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 29, 2006. We may refinance all or a portion of this line of credit when it becomes due.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 60% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.2 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we anticipate will not begin before 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the six months ended June 30, 2005. The cash dividend received in June 2004 of $197 is included in interest and dividend income for the three and six months ended June 30, 2004.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. As of June 30, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program with an average purchase price of $38.902, including commissions, for a total cost of approximately $118.5 million. We may consider the feasibility of additional common share repurchases in the future.

	Six months ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$57,896	$62,344
Investing activities	(16,360)	(17,585)
Financing activities	(272,079)	(116,631)

For the six months ended June 30, 2005, our net cash provided by operating activities was $57,896 comprised of net income of $33,112, non-cash depreciation and amortization of $31,846 and a reduction in other non-cash items and working capital changes of $7,062. Net cash used in investing activities of $16,360 consisted primarily of additions to property, plant and equipment of $18,124. Net cash used in financing activities of $272,079 consisted primarily of dividends paid of $294,138, partially offset by proceeds of stock option exercises of $22,420.

As part of the proposed 2006 federal budget, the Administration proposes to establish a process and terms to implement a dissolution of the Rural Telephone Bank (“RTB”), whereby stockholders will obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,600 in accordance with the provision of our previous financing arrangement with the RTB. These stock dividends will be recognized as income when the underlying security is redeemed for cash. We will continue to monitor future developments in this area.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for our markets and customer demand for additional capacity and service. In addition to cash generated from the sources described above, sources of funding for any additional capital requirements or acquisitions may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

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

Under this alternative regulation plan, CT may increase its overall rates for regulated intrastate service annually by an amount equal to the rate of inflation, adjusted for any exogenous events. CT’s plan also commits it to provide universal availability of broadband services within its service territory by December 31, 2008. If CT fails to meet this goal, it could be required to refund a portion of its revenues to its customers.

On May 3, 2005, CT filed notice with the PUC that it would seek approval to raise certain rates by approximately $3,200 on an annualized basis, effective September 1, 2005, which reflects changes in the rate of inflation as provided in its alternative regulation plan.

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

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 31.6% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules could result in a significant revenue loss for CT. However, such a development is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers and access charges to interexchange carriers (“IXCs”). CT also receives funding from the federal Universal Service Fund (USF), under formulas adopted by the FCC. During the calendar year 2005, CT is entitled to receive approximately $18.1 million in interstate common line support (“ICLS”). Changes in the USF formulas could have a material effect on CT’s revenues.

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

The Universal Service Administration Corporation (“USAC”) announced in 2004 that it would temporarily suspend issuing new commitments for funding in the E-Rate program, a part of the federal USF that provides discounted telecommunications services and equipment to eligible schools and libraries. The suspension was required so that USAC could comply with the Anti-Deficiency Act, a federal statute that requires federal agencies to have cash on hand sufficient to meet their funding commitments. However, Congress adopted legislation in December 2004, suspending the effects of the Anti-Deficiency Act through December 31, 2005, and USAC has been able to resume funding its E-Rate commitments. We cannot predict whether USAC will be able to continue issuing commitments after December 31, 2005, but any suspension of new commitments would not affect CT’s ability to receive reimbursement for discounts it has already extended because CT provides discounts to its school and library customers only after the customer has received a funding commitment from USAC. The E-Rate program does not have a material effect on our results of operations or financial condition.

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

The FCC has designated NPCR, Inc. d/b/a Nextel Partners (“Nextel”), a wireless telecommunications provider, as an Eligible Telecommunications Carrier (“ETC”) in many areas of Pennsylvania, including all of CT’s service territory. Under the FCC’s rules implementing the Telecommunications Act of 1996, a competitive telecommunications provider that is designated as an ETC may receive the same per-line federal Universal Service Fund disbursements as an incumbent local exchange carrier (ILEC) receives for services the competitor provides within that ILEC’s service territory. Under current FCC rules, certification of Nextel does not affect the Fund disbursements received by CT. However, the FCC has expressed concern that these rules may lead to a drain on the federal USF, and the FCC may change the funding rules to prevent such a result. We are unable to predict the outcome of these developments or their potential effect on our results of operations or financial condition.

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

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the

Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On June 24, 2005, Sprint filed an Answer to CT’s Protest and Motion to Dismiss. It is not possible to predict the outcome of this proceeding at this time.

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

On February 24, 2005, the FCC adopted new rules, effective April 29, 2005, which prohibit incumbent LECs such as CT from enforcing tariffs that impose compensation obligations for traffic not subject to access charges upon commercial mobile radio service providers. This order may be subject to court appeals or agency reconsideration. We do not believe that this order affects CT’s ability to collect compensation from commercial mobile radio service providers under individually negotiated contracts, such as those CT has entered with several mobile carriers. However, we cannot predict whether the mobile carriers will challenge our ability to collect this compensation, or otherwise seek to re-open our compensation arrangements. Also, other carriers that have not yet entered into contracts with CT may seek compensation terms that are less favorable to CT. Therefore, the full impact of this FCC decision on CT cannot be determined at this time.

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

The FCC allows telecommunications carriers to recover over five years their carrier-specific costs of implementing local number portability. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. CT implemented this cost recovery mechanism in 2004 to offset its costs of implementing number portability.

On June 3, 2005, the FCC released new rules requiring providers of Voice Over Internet Protocol (“VoIP”) telephone services to provide access to E911 emergency services. This ruling does not directly affect either CT or CTSI because they do not provide VoIP services. This decision is expected to increase the costs of entry and ongoing operation for VoIP providers and therefore may somewhat reduce the risk of competition that CT and CTSI face from these companies. The FCC ruling may be subject to agency reconsideration or judicial review.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. Verizon is not, however, required to permit unbundled access to newly-constructed fiber optic facilities serving primarily residential premises. Verizon also will no longer be required to offer unbundled local switching, however, CTSI has made minimal use of that element. CTSI does use DS-1 high capacity loops in some markets. Under the new FCC rules, this element remains available in all of the territories currently served by CTSI. The FCC rules are the subject of court appeals, which could result in future changes in CTSI’s ability to utilize Verizon’s network elements.

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

CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 16.4% and 17.2% of CTSI’s revenues (after excluding the effect of the access revenue settlements in 2005) for the six months ended June 30, 2005 and 2004, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the six months ended June 30, 2005, CTSI recorded approximately $3,211 or 7.4% of its revenues from compensation revenue from ISP traffic. This compares to $3,277 or 7.9% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $1,727 or 1.0% and $1,468 or 0.9% of our total consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. Revenues from interstate access charges represented approximately 0.3% and 0.7% of our consolidated revenues, for the six months ended June 30, 2005 and 2004, respectively.

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

(thousands of dollars)

As of June 30, 2005	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$317,199	$308,200	$326,553
Variable	$35,000	$35,000	$34,860	$35,142

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

(thousands of dollars)

	Maturity Date	Fixed rate	Notional amount	Approximate fair value as of June 30, 2005
Variable to fixed:
Interest rate swap	2006	5.40%	$35,000	$(623)

As of August 9, 2005, we had no other material exposure to market risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 13, 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of our Common Stock. On February 9, 2004, our Board of Directors increased the size of the total stock repurchase program to up to $150 million of CTE Common Stock. No time limit has been set for the completion of the Stock Repurchase Program. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934. The purchases have and will be made in open market, negotiated or block transactions. The transactions will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our Common Stock. Repurchased shares have and will be placed in Treasury and may be used for the Company’s employee benefit plans. We may consider the feasibility of additional common share repurchases in the future. The table below provides information regarding settled purchases of CTE Common Stock made by us during the quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
April 1, 2005 - April 30, 2005	—	—	—	$31,456
May 1, 2005 - May 31, 2005	—	—	—	31,456
June 1, 2005 - June 30, 2005	—	—	—	31,456

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 12, 2005. Matters submitted to our shareholders included:

1)	The election of the following Class I Directors to serve for a term of Three (3) years:

Nominee	For	Withheld
James Q. Crowe	18,579,508	356,211
Richard R. Jaros	18,528,392	407,327
Eugene Roth	13,334,730	5,600,989

Additional Directors whose term of office as a Director continued after the meeting included:

Daniel E. Knowles
David C. Mitchell
Walter Scott, Jr.
Frank M. Henry
Michael J. Mahoney
John J. Whyte

Effective June 10, 2005, John R. Birk was appointed to our Board of Directors.

Item 5. Other Information

On August 3, 2005, we closed our offer to exchange our 2005 Series A 3 1/4% Convertible Notes due 2023 (the “New Notes”) and an exchange fee for our outstanding 2003 3 1/4% Convertible Notes due 2023 (the “Old Notes”). $63,892,000 principal amount of Old Notes were tendered and exchanged for the same principal amount of New Notes. In connection with the exchange offer, we entered into an Indenture dated as of August 3, 2005 with The Bank of New York as Trustee (the “Indenture”), which governs the New Notes.

Pursuant to the Indenture, the New Notes bear interest at an annual rate of 3 1/4% and mature on July 15, 2023, unless earlier redeemed, repurchased or converted. Interest on the New Notes will be payable semi-annually in arrears in cash on January 15 and July 15 each year, beginning January 15, 2006, to record holders at the close of business on the preceding January 1 and July 1, as the case may be.

Holders of the New Notes may convert any of their New Notes, in whole or in part, prior to the close of business on the business day immediately preceding the final maturity date of the New Notes only under the following circumstances:

•	upon satisfaction of a market price condition;

•	subject to certain exceptions, upon satisfaction of a trading price condition;

•	upon notice of redemption; or

•	upon the occurrence of specified corporate transactions.

Upon conversion, we may deliver shares of our common stock, cash or a combination of cash and our common stock, at our election. The conversion rate is currently 23.6396 shares per $1,000 principal amount of new notes (representing a conversion price of approximately $42.30), subject to adjustment.

Holders of the New Notes will have the right to require us to purchase all or a portion of their New Notes in cash at a purchase price equal to 100% of the principal amount of the New Notes plus accrued and unpaid interest, including contingent interest, if any, on July 15, 2008, July 15, 2013 and July 15, 2018, or upon a fundamental change as described in the Indenture.

We may redeem some or all of the New Notes, at any time on or after July 18, 2008, at the prices set forth in the Indenture.

The foregoing description of the Indenture does not purport to be complete, and is qualified in its entirety by reference to the full text of the Indenture, which is attached as an exhibit to this report and is incorporated herein by reference.

Item 6. Exhibits

Exhibits
4.1	Indenture between Commonwealth Telephone Enterprises, Inc. and The Bank of New York, as Trustee, related to 2005 Series A 3 1/4% Convertible Notes due 2023 (including form of 2005 Series A 3 1/4% Convertible Notes due 2023).
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley
Executive Vice President and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)