Form 10-Q
period 2005-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2005-11-08
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of September 30, 2005 there were 21,831,894 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$83,784	$83,776	$250,331	$252,170
Costs and expenses, excluding depreciation and amortization and restructuring reversals	41,724	40,402	122,928	120,842
Depreciation and amortization	14,118	17,706	45,964	53,338
Restructuring reversals	—	—	(31)	(799)

Operating income	27,942	25,668	81,470	78,789
Interest and dividend income	1,536	1,755	7,036	4,047
Interest expense	(3,448)	(3,585)	(10,393)	(12,397)
Other income (expense), net	(309)	(32)	(1,733)	487
Equity in income of unconsolidated entities	325	240	2,435	2,265

Income before income taxes	26,046	24,046	78,815	73,191
Provision for income taxes	9,744	8,927	29,401	27,189

Net income	$16,302	$15,119	$49,414	$46,002
Unrealized gain on derivative instruments, net of tax	166	206	591	1,355

Comprehensive income	$16,468	$15,325	$50,005	$47,357

Basic earnings per share:
Net income	$0.74	$0.72	$2.30	$2.15

Weighted average shares outstanding	21,890,545	20,957,919	21,520,221	21,434,209
Diluted earnings per share:
Net income	$0.62	$0.64	$1.94	$1.92

Weighted average shares and common stock equivalents outstanding	29,233,022	26,427,951	28,315,010	26,876,252

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and temporary cash investments	$90,490	$312,260
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,514 at September 30, 2005 and $2,185 at December 31, 2004	37,233	40,089
Other current assets	12,954	8,805
Deferred income taxes	11,372	13,388

Total current assets	152,049	374,542
Property, plant and equipment, net of accumulated depreciation of $542,805 at September 30, 2005 and $506,711 at December 31, 2004	366,557	382,523
Investments	11,625	10,338
Other assets	12,604	16,028

Total assets	$542,835	$783,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$525	$721
Notes payable	35,000	35,000
Accounts payable	26,080	25,012
Accrued restructuring expense	—	344
Accrued expenses	36,488	49,062
Accrued interest	3,571	5,995
Advance billings and customer deposits	5,437	5,316

Total current liabilities	107,101	121,450
Long-term debt	236,108	300,000
Long-term debt – 2005 Series A	63,892	—
Capital lease obligation	—	361
Deferred income taxes	75,043	77,279
Other liabilities	15,177	18,411
Commitments and contingencies	—	—
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,225,811 and 24,172,376; outstanding: 21,831,894 and 21,123,262, at September 30, 2005 and December 31, 2004, respectively)	24,226	24,172
Additional paid-in capital	118,935	284,358
Deferred compensation	(19,440)	(10,093)
Accumulated other comprehensive loss	(239)	(830)
Retained earnings	16,549	86,931
Treasury stock at cost, 2,393,917 and 3,049,114 shares at September 30, 2005 and December 31, 2004, respectively	(94,517)	(118,608)

Total common shareholders’ equity	45,514	265,930

Total liabilities and shareholders’ equity	$542,835	$783,431

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$91,106	$95,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(29,884)	(31,390)
Other	1,096	1,238

Net cash used in investing activities	(28,788)	(30,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	—	(29,521)
Redemption of short-term debt	—	(30,000)
Dividends paid	(304,961)	—
Dividend and exchange offer costs	(2,068)	—
Proceeds from exercise of stock options	23,658	3,066
Capital lease payments	(557)	(597)
Payment made for debt issuance costs	(160)	(77)
Stock repurchases	—	(74,564)

Net cash used in financing activities	(284,088)	(131,693)

Net decrease in cash and temporary cash investments	(221,770)	(66,046)

Cash and temporary cash investments at beginning of year	312,260	336,035

Cash and temporary cash investments at September 30,	$90,490	$269,989

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$11,456	$13,691

Income taxes	$34,471	$19,873

Supplemental disclosures of non-cash information:
Stock based compensation	$14,169	$8,251

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2004	$24,172	$284,358	$(10,093)	$(830)	$86,931	$(118,608)	$265,930
Net income					49,414		49,414
Restricted stock, net of expense	2	6,191	(3,484)			1,242	3,951
Stock option exercises	52	1,594				22,012	23,658
Executive stock purchase plan			(77)				(77)
Tax benefits related to stock options		3,535					3,535
Dividends		(176,922)	(5,786)		(119,796)	76	(302,428)
Unrealized gain on derivative instruments, net of tax				591			591
401(k) match		179				761	940

Balance, September 30, 2005	$24,226	$118,935	$(19,440)	$(239)	$16,549	$(94,517)	$45,514

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2004	24,172,376	3,049,114	21,123,262
Stock option exercises	51,435	(598,468)	649,903
401(k) match	—	(20,841)	20,841
Restricted stock	2,000	(35,888)	37,888

Balance, September 30, 2005	24,225,811	2,393,917	21,831,894

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company (as defined below) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004.

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

2. Dividend Accounting - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005, which were paid on June 30, 2005, to holders of record on June 15, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. On August 10, 2005, our Board of Directors declared a $0.50 per share dividend for the quarter ending September 30, 2005, which was paid on September 30, 2005, to holders of record on September 15, 2005.

In connection with the payment of the special and initial quarterly dividend, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 has been adjusted to reflect all of the dividends based on the terms of the convertible notes.

Non-cash compensation, in the form of dividend equivalent units, of $2,539 related to vested, deferred restricted stock units, vested, deferred Executive Stock Purchase Plan (“ESPP”) share units and unvested 401(k) shares was recorded in the nine months ended September 30, 2005, in connection with the dividends. The dividends, in the form of dividend equivalent units, on unvested restricted stock and unvested ESPP share units of $5,786 for the nine months ended September 30, 2005 were recorded as deferred compensation to be recognized as compensation cost over the remaining vesting periods.

3. Stock-Based Compensation - We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no options granted during the three and nine month periods ended September 30, 2005 and 2004; as a result, no Black-Scholes valuation was required.

Pro forma amounts based on the options’ fair value, net of tax, at the grant dates for awards under the CTE Equity Incentive Plan for the three and nine months ended 2005 and 2004, respectively, are:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income - as reported	$16,302	$15,119	$49,414	$46,002
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,463	756	4,782	2,336
Deduct: total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(1,841)	(1,411)	(6,308)	(4,370)

Net income - pro forma	$15,924	$14,464	$47,888	$43,968
Net income adjustment for interest on convertible debt, net of tax	1,874	1,868	5,613	5,611

Pro forma diluted earnings per share numerator	$17,798	$16,332	$53,501	$49,579

Net income per share:
Basic earnings per share - as reported	$0.74	$0.72	$2.30	$2.15
Basic earnings per share - pro forma	0.73	0.69	2.23	2.05
Diluted earnings per share - as reported	0.62	0.64	1.94	1.92
Diluted earnings per share - pro forma	0.61	0.62	1.89	1.85

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended September 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$62,865	$21,398	$5,199	$89,462
Elimination of intersegment sales	5,536	121	21	5,678
External sales	57,329	21,277	5,178	83,784
Costs and expenses, excluding depreciation and amortization	20,367	13,548	7,809	41,724
Depreciation and amortization	9,097	4,762	259	14,118
Operating income (loss)	27,865	2,967	(2,890)	27,942

Three months ended September 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$62,104	$20,783	$6,132	$89,019
Elimination of intersegment sales	5,127	110	6	5,243
External sales	56,977	20,673	6,126	83,776
Costs and expenses, excluding depreciation and amortization	20,042	14,060	6,300	40,402
Depreciation and amortization	12,117	5,009	580	17,706
Operating income (loss)	24,818	1,604	(754)	25,668

Nine months ended September 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$187,536	$65,245	$14,804	$267,585
Elimination of intersegment sales	16,875	346	33	17,254
External sales	170,661	64,899	14,771	250,331
Costs and expenses, excluding depreciation and amortization and restructuring reversals	59,664	40,430	22,834	122,928
Depreciation and amortization	30,526	14,467	971	45,964
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	80,471	10,033	(9,034)	81,470

Nine months ended September 30, 2004

	CT	CTSI	Other	Consolidated
Sales	$185,240	$62,349	$18,766	$266,355
Elimination of intersegment sales	13,822	344	19	14,185
External sales	171,418	62,005	18,747	252,170
Costs and expenses, excluding depreciation and amortization and restructuring reversals	59,094	41,667	20,081	120,842
Depreciation and amortization	35,787	15,310	2,241	53,338
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	76,537	5,827	(3,575)	78,789

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating income from reportable segments	$30,832	$26,422	$90,504	$82,364
Other segment	(2,890)	(754)	(9,034)	(3,575)
Interest and dividend income	1,536	1,755	7,036	4,047
Interest expense	(3,448)	(3,585)	(10,393)	(12,397)
Other income (expense), net	(309)	(32)	(1,733)	487
Equity in income of unconsolidated entities	325	240	2,435	2,265

Consolidated income before income taxes	$26,046	$24,046	$78,815	$73,191

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

In connection with the payment of the dividends on June 30, 2005, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. As of September 30, 2005, we had approximately 457,000 options outstanding at exercise prices ranging from $8.27 to $40.474. During the first nine months of 2005, 129,110 options were issued as a result of the dividends, 27,313 options were cancelled and 649,903 options were exercised, yielding cash proceeds of $23,658.

As provided for in the CTE Equity Incentive Plan, the fair value of the restricted stock units issued to be recognized as compensation cost over the four year vesting period is recognized as deferred compensation, shown as a separate reduction of shareholders’ equity.

The following table provides information on our issues of restricted stock:

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense nine months ended September 30, 2005	Compensation expense nine months ended September 30, 2004
2000	155,000	33,750	121,250	$7,333	$—	$554
2003	162,125	18,250	74,562	6,206	1,065	1,064
2004	171,550	10,375	43,388	7,106	1,346	965
Nine months ended September 30, 2005	157,995	325	—	7,487	1,196	—

Pursuant to the 1997 Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock in the amount of 1,000 shares on the date of the Annual Meeting of Shareholders. The fair value of the restricted stock units is recognized as compensation cost over the one-year vesting period.

Year	Shares issued	Shares cancelled	Shares vested	Grant date fair value	Compensation expense nine months ended September 30, 2005	Compensation expense nine months ended September 30, 2004
2003	9,000	—	9,000	$370	$—	$247
2004	9,000	—	9,000	376	157	125
Nine months ended September 30, 2005	9,000	—	—	462	187	—

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were 0 and approximately 20,200 for the three months ended September 30, 2005 and 2004, respectively, and approximately 3,100 and 31,700 for the nine months ended September 30, 2005 and 2004, respectively.

The dilutive impact of the contingently convertible notes, based upon the conversion rate in effect at September 30, 2005, is 7,182,480 shares of our common stock. At the conversion price in effect at September 30, 2004, our convertible debt was convertible into 5,263,170 shares of our common stock. Prior period diluted earnings per share for the three and nine months ended September 30, 2004, was revised to include the effect of contingently convertible securities of $0.07 and $0.21, respectively. The amounts previously reported were $0.71 and $2.13 for the three and nine months ended September 30, 2004, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$16,302	$15,119	$49,414	$46,002

Basic earnings per share:
Weighted average shares outstanding	21,890,545	20,957,919	21,520,221	21,434,209

Net income per share	$0.74	$0.72	$2.30	$2.15

Net income	$16,302	$15,119	$49,414	$46,002
Net income adjustment for interest on convertible debt, net of tax	1,874	1,868	5,613	5,611

Net income as adjusted	$18,176	$16,987	$55,027	$51,613

Diluted earnings per share:
Weighted average shares outstanding	21,890,545	20,957,919	21,520,221	21,434,209
Dilutive shares resulting from common stock equivalents	159,997	206,862	275,248	178,873
Dilutive shares resulting from convertible debt	7,182,480	5,263,170	6,519,541	5,263,170

Weighted average shares and common stock equivalents outstanding	29,233,022	26,427,951	28,315,010	26,876,252

Net income per share	$0.62	$0.64	$1.94	$1.92

The change in conversion rate of our convertible notes due to the second and third quarter dividend payments resulted in 90,600 and 1,256,371 additional shares being included in our calculation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively.

7. Derivative Instruments - We utilize an interest rate swap agreement to reduce the impact of changes in interest rates on our floating rate debt. The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). In the nine months ended September 30, 2005, we recorded an adjustment of ($908) (($591) net of tax) to adjust the fair value of the swaps to ($368). In the nine months ended September 30, 2004, we recorded an adjustment of ($2,084) (($1,355) net of tax) to adjust the fair value of the swaps to ($1,746).

8. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at September 30, 2005 and 2004. We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of September 30, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program, with an average purchase price of $38.902, including commissions, for a total repurchase of approximately $118.5 million.

9. Pension -

Pension cost is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$974	$826	$2,922	$2,478
Interest cost	1,420	1,363	4,260	4,089
Expected return on plan assets	(1,825)	(1,644)	(5,475)	(4,932)
Amortization of prior service cost	131	131	393	393
Recognized net actuarial loss	74	56	222	168

Total net periodic pension cost	$774	$732	$2,322	$2,196

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest cost	$12	$12	$36	$36
Recognized net actuarial gain	(21)	(27)	(63)	(81)

Total net periodic postretirement benefit	$(9)	$(15)	$(27)	$(45)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest cost	$7	$9	$21	$27
Recognized net actuarial gain	(8)	(12)	(24)	(36)

Total net periodic postretirement benefit	$(1)	$(3)	$(3)	$(9)

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

For restricted stock awards, we recognize compensation cost over the four-year vesting period (the “nominal vesting period approach”). For any employee that retires before the end of the vesting period, we would recognize any unamortized compensation cost at the date of retirement. Upon adoption of FAS 123(R), compensation cost will be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved (the “non-substantive vesting period approach”). If we had applied the non-substantive vesting period approach, compensation cost would have increased by $5 and $0 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, compensation cost would have increased by $12 and $1 if we had applied the non-substantive vesting period approach.

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

11. Depreciation and Amortization - During the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives. As a result of this review, we revised our estimate of useful lives of certain classes of assets at our CT and CTSI segments. The classes of assets most affected by these changes were digital electronic switching, digital circuit transmissions and computers and software. The impact of these changes was an increase to net income of $2,481 (after-tax) or $0.08 per diluted share for the three months ended September 30, 2005. For the nine months ended September 30, 2005, the impact of these changes was an increase to net income of $4,894 (after-tax) or $0.17 per diluted share.

12. Convertible Notes - On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange any and all of the $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. Implementation costs for the exchange offer were approximately $1,400, consisting primarily of financial advisory, legal, accounting and other fees.

We have applied the guidance provided in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Relates Issues” in accounting for the exchange offer. In this regard, we have determined that the exchange offer did not result in a substantial modification of terms and was not treated as an extinguishment of debt. Per the guidance, fees paid by the Company of $160 to the Holders will be amortized to the first put date July 15, 2008, and costs incurred with third parties of approximately $1,400 directly related to the exchange have been expensed as incurred.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2005, our RLEC served over 327,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 136,400 switched access lines as of September 30, 2005, which were mainly business customers.

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

Results of Operations

Three months ended September 30, 2005 vs September 30, 2004

Our consolidated sales were $83,784 and $83,776 for the three months ended September 30, 2005 and 2004, respectively. Contributing to the sales increase of $8 was an increase in CTSI sales of $604 and higher sales of CT of $352, partially offset by a decline in Other sales of $948.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $41,724 for the three months ended September 30, 2005 as compared to $40,402 for the three months ended September 30, 2004, an increase of $1,322. Contributing to the increase in operating costs and expenses was an increase in costs at Other of $1,509 primarily due to non-cash compensation expense resulting from the dividends of $729 and higher costs at CT of $325, partially offset by a decrease in costs at CTSI of $512.

Consolidated operating income was $27,942 for the three months ended September 30, 2005 as compared to $25,668 for the three months ended September 30, 2004. The increase of $2,274 was a result of decreased consolidated depreciation expense of $3,588 related to our periodic review and certain classes of assets becoming fully depreciated, partially offset by consolidated operating costs and expenses discussed above.

Consolidated net income was $16,302 or $0.62 per diluted share for the three months ended September 30, 2005. Net income was $15,119 or $0.64 per diluted share for the three months ended September 30, 2004. Contributing to the increase in net income is a decrease in interest expense primarily due to our repayment of debt and the increase in operating income discussed above, partially offset by an increase in the provision for income taxes and a decrease in interest income primarily from lower temporary cash investment balances, partially offset by higher interest rates.

Nine months ended September 30, 2005 vs September 30, 2004

Our consolidated sales were $250,331 and $252,170 for the nine months ended September 30, 2005 and 2004, respectively. Contributing to the sales decrease of $1,839 or 0.7% was a decline in Other sales of $3,976 and lower sales of CT of $757, partially offset by an increase in CTSI sales of $2,894.

Our consolidated operating costs and expenses (excluding depreciation and amortization and restructuring reversals) were $122,928 for the nine months ended September 30, 2005 as compared to $120,842 for the nine months ended September 30, 2004, an increase of $2,086. Contributing to the increase in operating costs and expenses was an increase in costs at Other of $2,753 primarily due to non-cash compensation expense resulting from the dividends of $3,145 and higher costs at CT of $570, partially offset by a decrease in costs at CTSI of $1,237.

Consolidated operating income was $81,470 for the nine months ended September 30, 2005 as compared to $78,789 for the nine months ended September 30, 2004. The increase of $2,681 was a result of decreased consolidated depreciation expense of $7,374 related to our periodic review, and certain classes of assets becoming fully depreciated, partially offset by the items discussed above and a positive settlement in 2004 of $799 associated with our 2000 restructuring charge as compared to $31 in 2005.

Consolidated net income was $49,414 or $1.94 per diluted share for the nine months ended September 30, 2005. Net income was $46,002 or $1.92 per diluted share for the nine months ended September 30, 2004. Contributing to the increase in net income is an increase in interest income primarily from higher temporary cash investment balances during the first half of 2005 and higher interest rates, a decrease in interest expense primarily due to our repayment of debt and the increase in operating income discussed above, partially offset by an increase in other expense primarily due to the special and quarterly dividend and exchange offer costs and an increase in the provision for income taxes.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended September 30, 2005
	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$57,329	$20,367	$9,097	$—	$27,865
CTSI	21,277	13,548	4,762	—	2,967
Other	5,178	7,809	259	—	(2,890)

Total	$83,784	$41,724	$14,118	$—	$27,942

Three months ended September 30, 2004
	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$56,977	$20,042	$12,117	$—	$24,818
CTSI	20,673	14,060	5,009	—	1,604
Other	6,126	6,300	580	—	(754)

Total	$83,776	$40,402	$17,706	$—	$25,668

Nine months ended September 30, 2005
	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$170,661	$59,664	$30,526	$—	$80,471
CTSI	64,899	40,430	14,467	(31)	10,033
Other	14,771	22,834	971	—	(9,034)

Total	$250,331	$122,928	$45,964	$(31)	$81,470

Nine months ended September 30, 2004
	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring reversals	Operating income (loss)
CT	$171,418	$59,094	$35,787	$—	$76,537
CTSI	62,005	41,667	15,310	(799)	5,827
Other	18,747	20,081	2,241	—	(3,575)

Total	$252,170	$120,842	$53,338	$(799)	$78,789

Installed access lines:

	September 30,
	2005	2004
CT	327,048	334,766
CTSI	136,443	140,530

Total	463,491	475,296

Commonwealth Telephone Company

Sales were $57,329 and $56,977 for the three months ended September 30, 2005 and 2004, respectively. The sales increase of $352 or 0.6% is primarily due to increases in intraLATA toll and long-distance revenues and DSL revenue, partially offset by lower access, local and optional wire maintenance revenues.

CT’s additional lines declined primarily as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined primarily due to wireless substitution. Company lines decreased as a result of fewer epix company lines as epix customers migrate to broadband services.

IntraLATA toll and long-distance revenues increased $402 for the three months ended September 30, 2005 as compared to the comparable period of 2004, due to an increase in revenue of $853 from our long-distance product offering. The increase was partially offset primarily by customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $443.

Interstate access revenue decreased $162 for the three months ended September 30, 2005, versus the comparable period of 2004, resulting primarily from a decline in access lines and associated revenue of $595, a decline in minutes of use of $283 and certain network enhancements of $47. These decreases were partially offset by an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $713 (average schedule formulas are updated annually in July) and an increase in special access circuit revenue of $213.

State access revenue increased $35 for the three months ended September 30, 2005 as compared to the comparable period of 2004, due to $596 from increased state access settlement revenues, partially offset by a decrease of $169 resulting from a decrease in minutes of use, a decrease of $128 due to a reduction of access lines and a lower overall rate per minute of $120.

Local service revenue decreased $97 for the three months ended September 30, 2005, as compared to the same period last year, primarily as a result of a decrease in access lines and the loss of an Internet service provider (“ISP”) from our network, partially offset by a line rate increase of approximately $1.00 per average line per month effective September 2005.

Other revenue increased $208 for the three months ended September 30, 2005 in comparison to the same period last year primarily as a result of an increase in DSL revenue of $475 from an increase in subscribers and a higher volume of equipment sales and time and material work of $138. These increases were partially offset by a decrease in optional wire maintenance revenue of $233 and a lower message volume for billing and collection of $125.

CT sales were $170,661 for the nine months ended September 30, 2005 as compared to $171,418 for the same period in 2004. The decrease of $757 or 0.4% primarily represents a decrease in access and local revenues, partially offset by increases in intraLATA toll and long-distance revenues and DSL revenue.

Interstate access revenue decreased $1,315 for the nine months ended September 30, 2005, versus the comparable period of 2004, resulting from a decline in access lines of $973, a decline in minutes of use of $613 and certain revenue settlements that occurred in 2004 of $572. These decreases were partially offset by an increase in special access circuit revenue of $574, an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $279 (average schedule formulas are updated annually in July) and an increase in circuit terminations and facility route miles of $160.

State access revenue decreased $122 for the nine months ended September 30, 2005 as compared to the comparable period of 2004, primarily as a result of a decrease of $791 due to a decrease in minutes of use, wireless interconnection rate reductions of $446 and a decrease of $349 due to a reduction in access lines, partially offset by a favorable effect of $796 resulting from a certain access revenue settlement due to a jurisdictional shift in traffic to a high access rate and $936 from increased state access settlement revenues.

Local service revenue decreased $796 for the nine months ended September 30, 2005, as compared to the same period last year, primarily as a result of a decrease in access lines and the loss of an Internet service provider (“ISP”) from our network, partially offset by a line rate increase of approximately $1.00 per average line per month effective September 2005.

Other revenue decreased $34 for the nine months ended September 30, 2005 in comparison to the same period last year primarily as a result of a decrease in optional wire maintenance revenue of $768 and a lower message volume for billing and collection of $397. These decreases were partially offset by an increase in DSL revenue of $1,124 from an increase in subscribers.

IntraLATA toll and long-distance revenues increased $1,584 for the nine months ended September 30, 2005 as compared to the comparable period of 2004, due to an increase in revenue of $3,158 from our long-distance product offering which began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll decreasing revenue by $1,541.

Costs and expenses (excluding depreciation and amortization) for the three months ended September 30, 2005 were $20,367 as compared to $20,042 for the three months ended September 30, 2004, an increase of $325 or 1.6%. The increase in expenses was due to higher fees of $238, higher material expense of $168 and increased contract labor expense of $136, partially offset by lower advertising expense of $404.

For the nine months ended September 30, 2005, costs and expenses (excluding depreciation and amortization) were $59,664 as compared to $59,094 for the nine months ended September 30, 2004. Contributing to the increase in expenses of $570 are higher material expense of $532, higher termination expense due to higher minutes of use at CLD and increased terminations to wireless carriers of $268 and increased payroll expense. These higher expenses were partially offset by lower advertising expense of $619 and lower terminating access expense due to CT’s lower intraLATA toll minutes of $531.

Depreciation and amortization expense decreased $3,020 or 24.9% to $9,097 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, depreciation and amortization expense decreased $5,261 to $30,526. The change was a result of certain assets becoming fully depreciated. The change was also the result of lengthening the estimated useful lives of certain asset classes after completing our periodic review in the second quarter of 2005 of asset retirement activity, salvage values and fixed asset lives.

CT’s operating income was $27,865 and $24,818 for the three months ended September 30, 2005 and 2004, respectively, an increase of $3,047 or 12.3%. CT’s operating income was $80,471 for the nine months ended September 30, 2005 as compared to $76,537 for the nine months ended September 30, 2004. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $21,277 for the three months ended September 30, 2005 as compared to $20,673 for the same period in 2004. The increase of $604 or 2.9% primarily represents an increase in access revenue of $566, and increases in customer point-to-point circuit revenues of $179 and data and Internet revenues of $154, partially offset by a decrease in local service revenues of $214.

Access revenue increased due to a favorable effect of $457 resulting from certain access revenue settlements, an increase of $286 resulting from the FCC change that no longer enforces the cap on the number of minutes for which compensation on local telephone calls that terminate to ISPs can be collected and an increase in circuits of $174. These increases were partially offset by the Federal Communications Commission (“FCC”) rate ceilings which have reduced the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

For the three months ended September 30, 2005, CTSI recorded approximately $1,398 or 6.6% of its revenues from compensation revenue associated with ISP traffic, as compared to $1,442 or 7.0% for the same period last year. Beginning on October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 14.3% and 15.3% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended September 30, 2005 and 2004, respectively. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data and Internet revenues increased due to subscriber growth. Local service revenue decreased primarily due to a decrease in access lines.

CTSI sales were $64,899 for the nine months ended September 30, 2005 as compared to $62,005 for the same period in 2004. The increase of $2,894 or 4.7% primarily represents an increase in access revenue of $1,919, and increases in customer point-to-point circuit revenues of $874 and data and Internet revenues of $504, partially offset by a decrease in local service revenue of $268.

Access revenue increased due to a favorable effect of $1,680 resulting from certain access revenue settlements, an increase of $668 resulting from the FCC change that no longer enforces the cap on the number of minutes for which compensation on local telephone calls that terminate to ISPs can be collected and an increase in circuits of $580. These increases were partially offset by the FCC rate ceilings which have reduced the revenues CTSI receives from interstate access charges. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on these revenues.

For the nine months ended September 30, 2005, CTSI recorded approximately $4,609 or 7.1% of its revenues from compensation revenue associated with ISP traffic, as compared to $4,719 or 7.6% for the same period last year.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 15.7% and 16.5% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the nine months ended September 30, 2005 and 2004, respectively.

The increase in point-to-point circuit revenue of $874 is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data and Internet revenues increased $504 due to subscriber growth.

Costs and expenses (excluding depreciation and amortization and restructuring reversals) were $13,548 and $14,060 for the three months ended September 30, 2005 and 2004, respectively. Contributing to the decrease in expenses are favorable effects of $418 resulting from certain network costs settlements, reductions in rates for unbundled loops of $146 and payroll costs of $107 due to lower sales headcount. These reductions were partially offset by an increase in high capacity circuit expense of $137, increased network circuit costs of $110 and an increase in DSL and Internet expense of $122 due to an increase in customers.

For the nine months ended September 30, 2005, costs and expenses (excluding depreciation and amortization and restructuring reversals) were $40,430 as compared to $41,667 for the nine months ended September 30, 2004. Contributing to the decrease in expenses of $1,237 are favorable effects of $1,412 resulting from certain network costs settlements, reductions in rates for unbundled loops of $460, a reduction in the tariff rate for access of $559 and a reduction of headcount in telemarketing of $316. These reductions were partially offset by an increase in high capacity circuit expense of $520, increased network circuit costs of $290 and an increase in DSL and Internet expense of $491 due to an increase in customers.

Depreciation and amortization expense decreased $247 or 4.9% to $4,762 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, depreciation and amortization expense decreased $843 to $14,467. The change was a result of lengthening the estimated useful lives of certain asset classes after completing our periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also a result of certain assets becoming fully depreciated.

CTSI’s operating income was $2,967 for the three months ended September 30, 2005 as compared to $1,604 for the three months ended September 30, 2004. CTSI’s operating income was $10,033 for the nine months ended September 30, 2005 as compared to $5,827 for the nine months ended September 30, 2004. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $5,178 and $6,126 for the three months ended September 30, 2005 and 2004, respectively. The decrease of $948 or 15.5% is due to a decrease in epix and CC sales.

epix sales decreased $698 or 29.8% to $1,641 for the three months ended September 30, 2005, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or providers and a price reduction implemented in May 2005. CC sales decreased $250 or 6.6% to $3,537 for the three months ended September 30, 2005, primarily due to a decrease in new installations of business systems.

For the nine months ended September 30, 2005, sales of our support businesses were $14,771 as compared to $18,747 for the nine months ended September 30, 2004. The decrease of $3,976 or 21.2% is due to a decrease in epix sales of $2,067 or 27.8% due to a decrease in dial-up subscribers and the decrease in price and decreased CC sales of $1,909 or 16.9% due to a decrease in new installations of business systems.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $7,809 and $6,300 for the three months ended September 30, 2005 and 2004, respectively. Expenses at the corporate entity increased primarily due to non-cash compensation expense of $729 resulting from the dividends and increased restricted stock amortization of $243. CC costs and expenses increased $91 to $3,503 for the three months ended September 30, 2005, as compared to the same period last year, due primarily to higher bad debt expense. epix expenses decreased $355 to $1,331 for the three months ended September 30, 2005, in comparison to the same period last year, as a result of lower transport costs due to a price reduction and line disconnects and lower advertising costs.

For the nine months ended September 30, 2005, costs and expenses (excluding depreciation and amortization) of our support businesses were $22,834 as compared to $20,081 for the nine months ended September 30, 2004. Expenses at the corporate entity increased primarily due to non-cash compensation expense of $3,145 resulting from the dividends, increased restricted stock amortization of $556, increased fees related to Sarbanes Oxley compliance of $355 due to timing and increased pension expense of $200. CC costs and expenses decreased $1,257 to $9,098 for the nine months ended September 30, 2005, in comparison to the same period last year, due primarily to the decrease in sales and associated cost of goods sold. epix expenses decreased $1,151 to $4,336 for the nine months ended September 30, 2005, in comparison to the same period last year, as a result of lower transport costs due to a price reduction and line disconnects.

Depreciation and amortization expense decreased $321 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, depreciation and amortization expense decreased $1,270. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($2,890) for the three months ended September 30, 2005 as compared to ($754) for the three months ended September 30, 2004. The operating loss in Other was ($9,034) for the nine months ended September 30, 2005 as compared to ($3,575) for the nine months ended September 30, 2004. The changes were a result of the items discussed above.

Depreciation and Amortization

Late in the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. As a result of this review, we lengthened useful lives of certain classes of assets, including digital equipment, and updated assumptions regarding our expected capital deployment in light of our recently approved Chapter 30 plan that is further described in Legislative and Regulatory Developments. The related reduction in depreciation expense is also due to certain classes of assets becoming fully depreciated.

Interest and Dividend Income

Consolidated interest and dividend income was $1,536 and $1,755 for the three months ended September 30, 2005 and 2004, respectively. This represents a decrease of $219 or 12.5% from the comparable period of 2004. The decrease in interest and dividend income is primarily the result of lower temporary cash investment balances due to the payment of dividends, partially offset by higher interest rates. Consolidated interest and dividend income was $7,036 and $4,047 for the nine months ended September 30, 2005 and 2004, respectively. This represents an increase of $2,989 or 73.9% from the comparable period of 2004. The increase in interest and dividend income is primarily the result of higher temporary cash investment balances primarily during the first half of 2005 and higher interest rates.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We used an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,448 and $3,585 for the three months ended September 30, 2005 and 2004, respectively. This represents a decrease of $137 or 3.8% from the comparable period of 2004. Consolidated interest expense was $10,393 and $12,397 for the nine months ended September 30, 2005 and 2004, respectively. This represents a decrease of $2,004 or 16.2% from the comparable period of 2004. The net decrease in interest expense is due to repayment of high rate debt in 2004 and the resulting lower loan balances.

Other Income (Expense), Net

Consolidated other income (expense), net was ($309) and ($32) for the three months ended September 30, 2005 and 2004, respectively. This represents a net increase in expense of $277 from the comparable period of 2004. Consolidated other income (expense), net was ($1,733) and $487 for the nine months ended September 30, 2005 and 2004, respectively. This represents a net increase in expense of $2,220 from the comparable period of 2004. The increase in other income (expense), net is primarily the result of implementation costs of $2,037 related to our special and quarterly dividend and exchange offer consisting primarily of financial advisory, legal, accounting and other fees.

Income Taxes

Our effective income tax rates were 37.4% and 37.1% for the three months ended September 30, 2005 and 2004, respectively. Our effective income tax rates were 37.3% and 37.1% for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources:

	September 30, 2005	December 31, 2004
Cash and temporary cash investments	$90,490	$312,260
Working capital	44,948	253,092
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,525	336,082

Cash and temporary cash investments were $90,490 at September 30, 2005 as compared to $312,260 at December 31, 2004. For purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 1.42 to 1 at September 30, 2005 as compared to 3.08 to 1 at December 31, 2004. The net decrease is due to a decrease in cash primarily due to the dividend payments, partially offset by cash generated by operations and stock option exercises.

We have the following financing arrangements in place:

	September 30, 2005		September 30, 2004
	Balance	Available	Balance	Available
Revolving line of credit - CoBank	$35,000	$50,000	$35,000	$—
Convertible notes	300,000	—	300,000	—

Total	$335,000	$50,000	$335,000	$—

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange up to $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversions of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. We intend to continue to consider other options to further reduce or possibly eliminate the dilutive effect of future conversions, including common share repurchases depending on market conditions.

On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005. In addition, we announced the intention to provide an ongoing annual dividend of $2.00 per share, which will be paid quarterly.

On August 10, 2005, our Board of Directors declared a $0.50 per share dividend for the quarter ending September 30, 2005. The quarterly dividend was paid on September 30, 2005, to holders of record on September 15, 2005.

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

An amended $85,000 revolving line of credit with CoBank was entered into on May 31, 2005, with a $35,000 balance outstanding. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of September 30, 2005, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 29, 2006. We may refinance all or a portion of this line of credit when it becomes due.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 60% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.2 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we anticipate will not begin before 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the nine months ended September 30, 2005. The cash dividend received in June 2004 of $197 is included in interest and dividend income for the nine months ended September 30, 2004.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no time limit. No stock repurchases have occurred in the nine month period ended September 30, 2005. As of September 30, 2005, we had repurchases that settled for a total of 3,047,244 shares under the program with an average purchase price of $38.902, including commissions, for a total cost of approximately $118.5 million. We may consider the feasibility of additional common share repurchases in the future.

	Nine months ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$91,106	$95,799
Investing activities	(28,788)	(30,152)
Financing activities	(284,088)	(131,693)

For the nine months ended September 30, 2005, our net cash provided by operating activities was $91,106 comprised of net income of $49,414, non-cash depreciation and amortization of $45,964 and a reduction in other non-cash items and working capital changes of $4,272. Net cash used in investing activities of $28,788 consisted primarily of additions to property, plant and equipment of $29,884. Net cash used in financing activities of $284,088 consisted primarily of dividends paid of $304,961, partially offset by proceeds of stock option exercises of $23,658.

As part of the proposed 2006 federal budget, the current Administration proposed to establish a process and terms to implement a dissolution of the Rural Telephone Bank (“RTB”), whereby stockholders will obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,600 in accordance with the provision of our previous financing arrangement with the RTB. These stock dividends will be recognized as income and will be subject to the statutory federal and state income tax rates when the underlying security is redeemed for cash. We will continue to monitor future developments in this area.

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

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan, which the PUC approved in 1997, and amended in 2005. Under this alternative regulation plan, CT may increase its overall rates for regulated intrastate service annually by an amount equal to the rate of inflation, adjusted for any exogenous events. This exogenous events provision allows CT to adjust its rates to compensate for changes in revenues or expenses caused by state/federal regulatory, legislative changes or other unique changes in the telephone industry. CT’s plan also commits it to provide universal availability of broadband services within its service territory by December 31, 2008. If CT fails to meet this goal, it could be required to refund a portion of its revenues to its customers.

On May 3, 2005, CT filed notice with the PUC that it would seek approval to raise certain rates by approximately $3,200 on an annualized basis, effective September 1, 2005, which reflects changes in the rate of inflation as provided in its alternative regulation plan. These rate adjustments were approved by the PUC on August 25, 2005, except for proposed increases in nonpublished listing charges, which were suspended. CT subsequently withdrew the nonpublished listing portion of the filing and was permitted to adjust other rate elements in order to realize the full effect of the approximate $3,200 increase, which became effective on September 1, 2005.

In December 2004, the PUC initiated an investigation of intrastate switched access rates and the Universal Service Fund (“USF”) for independent local exchange carriers in Pennsylvania. This proceeding primarily addresses the rates that CT charges to long-distance carriers for in-state toll calls that originate or terminate on CT’s local telephone lines. In previous PUC orders, reductions in in-state access charges have been offset by revenue-neutral increases in our monthly local service rates. CT also receives funding from the state USF, which could be affected by the PUC’s review. In August 2005 the PUC issued an order deferring this investigation for twelve months or until the FCC concludes its investigation of intercarrier compensation, whichever occurs earlier. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 31.5% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). Removal of CT from the NECA average schedules or changes in the average schedule formulas could result in a significant revenue loss for CT. Removal of CT from the NECA average schedules is specifically listed as an exogenous event under CT’s alternative regulation plan. Monies paid to CT by NECA come from pools that are funded by all NECA companies via subscriber line charges to customers and access charges to interexchange carriers (“IXCs”). CT also receives funding from the federal Universal Service Fund (USF), under formulas adopted by the FCC. During the calendar year 2005, CT is entitled to receive approximately $18.1 million in interstate common line support (“ICLS”). Changes in the USF formulas could have a material effect on CT’s revenues.

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

The Universal Service Administration Corporation (“USAC”) announced in 2004 that it would temporarily suspend issuing new commitments for funding in the E-Rate program, a part of the federal USF that provides discounted telecommunications services and equipment to eligible schools and libraries. The suspension was required so that USAC could comply with the Anti-Deficiency Act, a federal statute that requires federal agencies to have cash on hand sufficient to meet their funding commitments. However, Congress adopted legislation in December 2004, suspending the effects of the Anti-Deficiency Act through December 31, 2005, and USAC has been able to resume funding its E-Rate commitments. Congress is considering proposed legislation that would continue this suspension beyond December 31, 2005, and as of November 4, 2005, Congressional conferees from the House and Senate reached agreement that the Anti - Deficiency Act will not apply for 2006. Final passage of that legislation should occur shortly. We cannot predict whether USAC will be able to continue issuing commitments after December 31, 2005, but any suspension of new commitments would not affect CT’s ability to receive reimbursement for discounts it has already extended because CT provides discounts to its school and library customers only after the customer has received a funding commitment from USAC. The E-Rate program does not have a material effect on our results of operations or financial condition.

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

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempt from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On June 24, 2005, Sprint filed an Answer to CT’s Protest and Motion to Dismiss. On May 27, 2005, Core Communications, Inc. filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On July 18, 2005, as part of a group comprised of several Pennsylvania Telephone Association member companies, CT filed a Protest and Motion to Dismiss with the PUC. On September 22, 2005, Service Electric Telephone Company, LLC. (“SET”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the remaining service territory of CT. CT intends to respond to this application in a similar manner to the others that have been filed. SET received authority to offer facilities based local exchange telecommunications services in a limited portion of CT’s service area in 2001. It is not possible to predict the outcome of any of these proceedings at this time.

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

On September 23, 2005, the FCC adopted an order relaxing its regulation of broadband Internet access offered by incumbent local exchange carriers, such as CT. Under this order, telephone companies will have the option of offering broadband Internet access either as a tariffed telecommunications service or as a non-tariffed information service. Companies will not be required to provide unbundled broadband transmission services to third-party Internet access providers. This decision, which remains subject to judicial review, does not directly affect CT because CT does not currently offer Internet access as a regulated service; rather, its affiliate epix offers unregulated Internet access services. However, we believe this decision will give CT greater flexibility in the future if it chooses to offer wireline broadband Internet access.

On February 24, 2005, the FCC adopted new rules, effective April 29, 2005, which prohibit incumbent LECs such as CT from enforcing tariffs that impose compensation obligations for traffic not subject to access charges upon commercial mobile radio service providers. This order may be subject to court appeals or agency reconsideration. We do not believe that this order affects CT’s ability to collect compensation from commercial mobile radio service providers under individually negotiated contracts, such as those CT has entered into with several mobile carriers. However, we cannot predict whether the mobile carriers will challenge our ability to collect this compensation, or otherwise seek to re-open our compensation arrangements. Also, other carriers that have not yet entered into contracts with CT may seek compensation terms that are less favorable to CT. Therefore, the full impact of this FCC decision on CT cannot be determined at this time.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops, which is the network element that CTSI uses most frequently. Verizon is not, however, required to permit unbundled access to newly constructed fiber optic facilities serving primarily residential premises. Verizon also is no longer required to offer unbundled local switching, but CTSI has made minimal use of that element. CTSI does use DS-1 high capacity loops in some markets. Under the new FCC rules, this element remains available in all of the territories currently served by CTSI. The FCC rules are the subject of court appeals, which could result in future changes in CTSI’s ability to utilize Verizon’s network elements.

During 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. It is unknown at this time when the FCC will act on this proposal or what effects any changes in the rate formula will have on CTSI’s costs.

Under the Telecommunications Act of 1996, the PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. Future decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

On October 8, 2002, the PUC entered an order initiating a generic investigation concerning the use of virtual NXX codes in Pennsylvania. Virtual NXX is the industry practice of assigning and populating NXX codes in exchanges where no physical LEC presence exists for the carrier responsible for the NXX code. The concern raised with virtual NXX involves carrier compensation and expense for calling activity terminated to these exchange codes. On October 14, 2005, the PUC issued a statement of policy resulting from this investigation. In its policy, the PUC affirmed that the use of virtual NXXs is lawful; however, the PUC did not make any conclusions concerning intercarrier compensation for traffic that moves over virtual NXX arrangements. The proceeding is now marked closed.

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon. Legislation adopted in 2004 by the Pennsylvania General Assembly similarly limits CTSI’s access charges for intrastate calls to levels no higher than those charged by Verizon, unless CTSI can demonstrate that its costs justify a higher rate. CTSI’s current intrastate access charges are higher than Verizon’s, so CTSI, in the event that a formal complaint is filed with the PUC, would likely be required to present cost justification for its rates. If the PUC does not accept CTSI’s cost justification, it could have a material impact on CTSI’s revenues.

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

CTSI derives a substantial portion of its revenues from ISPs. ISPs represented approximately 15.7% and 16.5% of CTSI’s revenues (after excluding the effect of the access revenue settlements in 2005) for the nine months ended September 30, 2005 and 2004, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access may threaten the profitability or viability of our ISP customers. If we lose a significant number of these customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. In addition, industry-wide trends towards declining usage of dial-up Internet access and of long-distance services generally, may continue to have a negative impact on these revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the nine months ended September 30, 2005, CTSI recorded approximately $4,609 or 7.1% of its revenues from compensation revenue from ISP traffic. This compares to $4,719 or 7.6% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,558 or 1.0% and $2,044 or 0.8% of our total consolidated revenues for the nine months ended September 30, 2005 and 2004, respectively. Revenues from interstate access charges represented approximately 0.3% and 0.6% of our consolidated revenues, for the nine months ended September 30, 2005 and 2004, respectively.

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

(thousands of dollars)

As of September 30, 2005	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$315,486	$306,461	$324,868
Variable	$35,000	$35,000	$34,860	$35,141

We manage our interest rate risk through a combination of variable and fixed rate debt instruments and by using an interest rate swap.

The table below provides information about our interest rate swap. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amount has been provided to us by the financial institution with which we have a swap contract using appropriate and consistent valuation methodologies.

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of September 30, 2005
Variable to fixed:
Interest rate swap	2006	5.40%	$35,000	$(368)

As of November 8, 2005, we had no other material exposure to market risk.

Item 4.	Controls and Procedures

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
July 1, 2005 - July 31, 2005	—	—	—	$31,456
August 1, 2005 – August 31, 2005	—	—	—	31,456
September 1, 2005 - September 30, 2005	—	—	—	31,456

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)