Form 10-K
period 2005-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2006-03-13
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes        ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒  No

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at February 28, 2006:

21,848,859 Shares of Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2005 computed by reference to the closing price as reported by Nasdaq for Common Stock ($41.91 per share), is as follows:

$913,185,121

The market value is based on the value of the Common Stock that was outstanding on June 30, 2005.

Documents Incorporated by Reference

1.	Proxy Statement for 2006 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

“CTE,” “the Company,” “we,” “us” and “our” refer to Commonwealth Telephone Enterprises, Inc.

“Our RLEC” and “CT” refer to Commonwealth Telephone Company, a rural incumbent local exchange carrier and a subsidiary of Commonwealth Telephone Enterprises, Inc.

The segment “CT” includes the results of our RLEC; Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access, that is in CT’s territory.

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

Item 1. Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural incumbent local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border CT’s markets, which we refer to as our RLEC “edge-out” markets. CT is the nation’s eighth largest non-Bell incumbent local exchange carrier, serving over 323,500 switched access lines as of December 31, 2005. CTSI served over 137,600 competitive switched access lines as of December 31, 2005. For the years ended December 31, 2005 and 2004, we had consolidated revenues of $333.9 million and $335.8 million, respectively.

CT, founded in 1897, operates in a rural, approximately 5,000-square-mile territory with a population of approximately 450,000 people, and a line density of approximately 65 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $228.5 million and $227.7 million, and operating income of $111.9 million and $100.4 million for the years ended December 31, 2005 and 2004, respectively. CT ranks among the industry leaders in penetration of residential additional lines. CT’s penetration of residential additional lines was 33% at December 31, 2005. Our residential additional line penetration rate is decreasing, partially as a result of our digital subscriber line (“DSL”) success. We continue to counter residential additional line erosion with bundled service offerings, some of which include an additional line as part of the bundle.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/Reading/York. In the “edge-out” markets, CTSI generated revenues of $86.5 million and $83.6 million, and operating income of $12.9 million and $9.6 million for the years ended December 31, 2005 and 2004, respectively.

We also own and operate other telecommunications-related support businesses that all operate in deregulated segments of the telecommunications industry and that support the operations of our two primary operating companies. These businesses are epix® Internet Services, one of the northeast’s largest rural dial-up Internet service providers with approximately 22,400 dial-up Internet access subscribers as of December 31, 2005; and Commonwealth Communications, a provider of telecommunications equipment and facilities management services. Our “Other” business segment includes these support businesses, as well as our corporate entity. Financial information about our segments is included in Note 3 of Notes to Consolidated Financial Statements on page F-37 to F-39 of this report.

A web site featuring current information regarding Commonwealth Telephone Enterprises, Inc., can be found on the Internet at www.ct-enterprises.com. However, the information on our web site is not part of this annual report. Our periodic and current reports are available on our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Strategy

We strive to grow our revenues, control our expenses and deploy our capital in a manner that maximizes our operating income. In order to achieve this goal, we have formulated the following business strategy:

Introduction of Bundled Offerings and Maximizing Revenue per Customer

As noted earlier, we have introduced various bundled offerings at CT aimed at increasing take rates on DSL and our long-distance products, as well as slowing erosion in our additional line penetration level and retaining customers. In 2004, we announced our alliance with EchoStar Communications Corporation to provide their DISH Network(™) satellite TV service to all households in our current territory. This enabled the Company to offer its customers digital television programming beginning in mid-2005. In April of 2005, we announced that we had signed agreements with two leading game providers: Zone4Play, Inc. and Exent Technologies. In the fourth quarter of 2005, we began offering Internet-based electronic games to our residential customers in the current territories of CT and CTSI, as well as to epix® customers. We are assessing the feasibility of adding additional products to our service bundles in the future such as Voice over Internet Protocol (“VoIP”).

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

During 2005, CT filed and received Pennsylvania Public Utility Commission (“PUC”) approval of an amended plan to revise its price adjustment formula to eliminate the 2% annual offset to inflation, and to provide universal availability of broadband services within CT’s service territory no later than December 31, 2008. Under the amended plan, CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. The alternative regulation plan, under which we operated before this amendment, permitted CT to increase its overall rates for regulated intrastate services annually by an amount equal to inflation minus 2%.

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

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through epix® Internet Services and digital subscriber line, or DSL, broadband services as well as high-capacity point-to-point and virtual private network (“VPN”) circuits. We believe there is additional opportunity to increase sales of our data services at a favorable marginal operating cost in all of the markets in which we operate.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our customer service capabilities to provide superior service and customer care. Our RLEC has achieved the lowest level of “justified complaints,” as defined by the PUC, among Pennsylvania’s largest local exchange carriers, as well as the state’s two largest competitive exchange carriers, in ten of the past eleven years, including the last eight consecutive years. In our CTSI markets, our customer account managers provide personalized customer care to business customers, and our centralized call center operates 24 hours a day, 7 days a week to support our business and residential customers. By building on our strong service record, we plan to further differentiate ourselves from our competitors.

Selectively Pursue Strategic Acquisitions

To continue the growth of our business, we will seek to selectively acquire companies that offer a strategic fit with our existing businesses. This may include companies that could help us deepen our industry focus, further penetrate or broaden our target markets or increase the breadth of services we offer.

CT Operations

Our RLEC, CT, offers local, toll, network access and enhanced services in a rural, mountainous market located primarily in the eastern third of Pennsylvania.

Network Strategy

CT utilizes a technologically-advanced, fiber-rich network that is based on 100% digital-switching, integrated DWDM-Sonet transport and host/remote (TR 303 Standards Based) architecture. It was the first telephone company to deploy fiber optics in a toll application and was one of the first local exchange carriers in the nation to deploy a network of all digitally-switched central offices. CT operates its own Signaling System 7, STP based network, which provides efficient call set-up and routing of telephone calls. Throughout its market, CT has 11 digital host switches and about 500 remotes. All of the trunks between the hosts and the remote wire centers are connected with fiber optic cable. Connection to our customers, or the “last mile,” is provided over our RLEC’s copper outside plant. Our network architecture provides for short loop lengths in our copper plant, which allows CT to aggregate customer lines at the remotes for transport, and concentrates costly network intelligence in a small number of host offices. Additionally, our RLEC operates a network control center, which monitors network performance 24 hours a day, 7 days a week and allows us to maintain high network performance standards. CT has undertaken a three-year network upgrade initiative that will deliver broadband to 100% of households and businesses in the CT service area by year-end 2008.

Customer Service

CT has long been recognized as a customer service leader in Pennsylvania. Each year, the Pennsylvania Public Utility Commission issues a study that measures the customer service results, based on customer complaints, of the state’s five largest local exchange service providers, as well as the state’s two largest competitive local exchange carriers, which includes Alltel, MCI Local, Verizon Pennsylvania (formerly Bell Atlantic), Verizon North, Inc. (formerly GTE North, Inc.), Sprint (formerly United) and Comcast Digital Phone. CT has achieved the lowest level of justified complaints, as defined by the Pennsylvania Public Utility Commission, among Pennsylvania’s largest local exchange carriers in ten of the past eleven years, including the last eight consecutive years.

Regulatory Environment

CT is subject to regulation by the PUC for intrastate rate-making purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. CT has entered into an alternative regulatory framework with the PUC for all of its intrastate operations, under which it has agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulations. During 2005, the PUC approved an amendment to CT’s plan that eliminated the previous 2% yearly offset in its price adjustment formula. Under the amended formula, CT may adjust its intrastate prices each year by an amount equal to inflation, although CT could be required to refund the additional revenues collected due to this amendment if it fails to meet its commitment to deliver broadband service capability to all customers by December 31, 2008. Additionally, CT has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses. This may include changes in revenues that may result from portions of interstate access charge reform.

The PUC must also approve any issuance of stock, incurrence of long-term debt or acquisition or sale of material utility assets by CT. In addition, the PUC must approve any change in control of either CT or its holding company. The PUC defines a “change in control” as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%.

CT is subject to the jurisdiction of the Federal Communications Commission (“FCC”) with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or a foreign country, including the use of CT’s local telephone network to originate or terminate such communications. Prices for CT’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 32.0% of our RLEC’s 2005 revenues, are regulated by the FCC based on “average schedule” formulas. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, the National Exchange Carrier Association (“NECA”) is required to review these formulas annually. In December 2005, NECA proposed formula changes to the FCC that, if adopted, could reduce CT’s interstate revenues by approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, NECA proposed a phased-in structural change to the formulas that would reduce CT’s settlements by approximately $0.4 million in 2006, $2.2 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formula used to estimate common line (or local loop) costs and special circuit settlements. It is possible that future changes to the formulas or FCC disallowance of the phase-in may cause additional changes (either increases or decreases) in CT’s interstate access revenues.

The FCC has an open rulemaking proceeding in which it is considering major changes to its rules governing interstate access charges and other forms of intercarrier compensation. We are unable to predict how any FCC action in this proceeding may affect CT’s revenues. CT also receives funding from the federal Universal Service Fund, under rules established by the FCC. The FCC is considering changes in the universal service mechanism, affecting both the collection and distribution of these funds that could affect CT’s prices and revenues. In addition, the FCC must also approve any sale or “transfer of control” of CT or of its holding company.

Competitive Environment

Our RLEC has faced very limited competition, except for in-region toll service, during the first decade after the Telecommunications Act was passed in 1996. Part of the reason for this is that CT maintains a rural exemption from the provisions of the Telecommunications Act, including, but not necessarily limited to, unbundling, colocation and rate discounts, for all of its access lines in Pennsylvania. The rural exemption requires prospective competitors who seek resale discounts, colocation, total element long run incremental cost (“TELRIC”) pricing and unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. In addition, competition in our markets is somewhat mitigated due to the low population density, rural nature and mountainous topography of our markets.

However, the rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities, or over the facilities of third parties. Further, the Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and wireline carriers for exchange of traffic between its network and theirs. Sprint has filed to provide facilities-based CLEC service in CT’s territory; however, CT is protesting the application. It is CT’s contention that Sprint is not the actual end user and, therefore, the application should be denied. In addition, Core Communications, Inc. has filed an application for the purpose of expanding its local service authority to include the service territory of CT. Service Electric Telephone Company, LLC. (“SET”) filed an application for the purpose of expanding its local service authority to include the remaining service territory of CT. SET received authority to offer facilities based local exchange telecommunications services in a limited portion of CT’s service area in 2001. CT is protesting both of these applications. It is not possible to predict the outcome of any of these proceedings at this time.

A variety of other factors contribute to our RLEC’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 5% of its revenues), its customer service record and level of customer satisfaction and its favorable regulatory environment.

Competition has, however, been increasing in recent years, due to increased marketing of calling packages by wireless carriers and the entry of new types of voice service providers. We now face competition from national ISPs such as Time Warner (AOL), from cable providers offering a cable modem product, and from providers of voice over Internet services (such as Vonage, Skype and others) who do not require access to CT’s telephone network for their competitive offerings.

DSL

In the second half of 1999, we began offering our DSL service. We offer this service through our own facilities in the majority of CT’s territory and on an “on-net” and an “off-net” basis in selected areas of CTSI’s markets. As of December 31, 2005, most of our installed DSL lines are in CT’s territory.

CLD

Since 1990, Commonwealth Long Distance Company (“CLD”) has conducted the business of providing long-distance telephone services. Commonwealth Long Distance provides long-distance services to CT’s customers. CLD purchases long-distance minutes on a wholesale basis from third-party providers.

CTSI Operations

We offer competitive local, toll, network access, long-distance, enhanced services, broadband data services and high-speed Internet access services in three regional “edge-out” markets, which encompass cities and surrounding areas that have total populations between 250,000 and 500,000, as well as a significant concentration of business and industry. The geographic area represented by these three markets is roughly one-third the size of CT’s service territory, or about 1,750 square miles, with a population of approximately 1.4 million and approximately 600 access lines per square mile.

Network Strategy

CTSI’s network strategy is to own the majority of the key elements of the local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, CTSI builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows us to provide high-quality, reliable service, reduce customer churn and generate attractive margins. CTSI builds, owns and operates digitally-switched, fiber intensive networks that are DSL-capable in each of its three regional edge-out markets. As of December 31, 2005, CTSI had approximately 99% of its access lines connected to its own switches and approximately 54% of its access lines completely on its own network.

Customer Service

CTSI strives to provide its customers with exceptional service and uses the same customer care procedures that have proven successful for our 109-year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer requests. We are also proficient in other customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we are not solely dependent upon the incumbent local exchange carrier for provisioning and maintenance resolution. We deploy leading-edge network management and support systems to support proactive fault and performance management to deliver the highest quality of service to our customers.

Sales Organization

We utilize direct sales channels to target potential business, carrier and residential customers. Our direct channels include sales teams based in local offices, which are exclusively focused on selling to potential business customers with more than five lines. Each team consists of customer account managers and specialists that focus on retaining and growing accounts after the initial sale. In addition, our inside sales team is focused on residential and business customers with fewer than five lines.

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

CTSI purchases access to various network elements from Verizon under FCC rules that require the Pennsylvania PUC to determine rates for these elements based upon forward-looking incremental costs. The FCC adopted significant changes in October 2003 and February 2005 to its rules requiring incumbent carriers, like Verizon, to offer unbundled access to network elements to competing carriers, like CTSI. We believe that the new rules are not likely to have a material impact on CTSI’s use of unbundled voice-grade loops. These rules remain subject to judicial review and to further FCC proceedings, which could affect the terms on which CTSI obtains access to voice-grade loops and other components of Verizon’s network. We cannot offer any assurance that CTSI will continue to be able to obtain this access on favorable terms.

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

CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, long-distance companies (MCI), cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet providers (XO and Level 3) and private networks built by large end users. The edge-out markets served by CTSI are served by one or more other CLECs including XO Communications, Telcove, Choice One Communications, D&E Communications and others. We expect competition from CLECs and other companies to continue in the future.

Other Operations

Commonwealth Communication, LLC

Commonwealth Communications provides telecommunications equipment and technical services, and designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects (cabling projects) primarily for hospitals and educational institutions.

epix® Internet Services

epix® Internet Services (“epix®”), founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product for CT and CTSI and other customers, along with network support, technical support and customer service to our DSL product. epix® had approximately 22,400 dial-up subscribers as of December 31, 2005.

Employees

We employed a total of 1,107 employees as of December 31, 2005. Approximately 38% of our employees are covered under collective bargaining agreements. Commonwealth Telephone Company bargaining employees labor contract with the Communications Workers of America expired on November 30, 2005. Currently, the Company and the union are working under the terms of the old contract. Also, in December 2005, Commonwealth Communications bargaining employees ratified a labor contract between the Company and the Communications Workers of America that will remain in effect until June 29, 2009.

Item 1A. Risk Factors

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

Approximately 14.1% of our consolidated revenues for both of the years ended December 31, 2005 and 2004 were from local service fees paid by customers of our RLEC. These fees, and other charges imposed by our RLEC for in-state services, are currently subject to an alternative regulation plan approved by the PUC. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation.

On November 30, 2004, the Governor of Pennsylvania signed legislation that authorized CT to amend its alternative regulation plan to include a commitment to deliver broadband service to all customers by December 31, 2008. Under the legislation, this commitment entitles CT to eliminate the 2% yearly offset in its price adjustment formula, although CT could be required to refund the additional revenues collected due to this amendment if it fails to meet its broadband commitment.

Under the amended plan that is now in effect, CT can change its in-state rates, in the aggregate, based on changes in inflation or for events deemed outside of CT’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs.

Additionally, approximately 43.2% and 42.6% of our consolidated revenues for the years ended December 31, 2005 and 2004, respectively, came from charges paid to us by other carriers for services CT and CTSI provided in originating and terminating intrastate and interstate toll calls, and terminating local calls received from wireless carriers and other telephone companies. The payments that we receive for these services are regulated by the FCC and the Pennsylvania PUC. The amounts charged by both CT and CTSI for these services have been reduced by recent regulatory decisions.

CT currently receives its interstate access revenues pursuant to average cost schedules established by NECA. If CT should lose its average schedule status, or if NECA should make changes in its cost schedules or methodology, we could incur a significant loss of interstate access revenue.

We cannot predict whether any additional FCC or Pennsylvania PUC rules will be passed that will result in further reductions in the revenues we receive, although the FCC is currently considering proposals that could significantly change the interstate access charge system. Additionally, these agencies’ current rules may change as a result of judicial review or changes in legislation.

If any of the favorable regulatory provisions from which CT currently benefits were to be unfavorably modified or terminated, we could experience higher costs and lower revenues.

Because of its status as a rural telephone company under the Telecommunications Act of 1996, or the Act, CT is not currently required to comply with that Act’s provisions requiring an incumbent carrier to unbundle its network, provide colocation, provide resale discounts, provide interconnection at rates based on forward-looking incremental costs or other items. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. CT might have to provide these competitors with access to our facilities at rates lower than what we currently charge our customers for use of those facilities. We could also incur additional administrative and regulatory expenses as a result of such newly imposed requirements. The Pennsylvania PUC has authority under the Act to terminate CT’s rural exemption if it receives a request to do so from another telecommunications carrier. To date, no other carrier has made such a request to the Pennsylvania PUC, but we have no assurance that CT’s rural exemption will remain in effect indefinitely.

Loss of our access to network elements from incumbent telephone companies or an increase in the prices we must pay for such elements would adversely affect CTSI’s business.

Approximately half of CTSI’s customers are served, at least in part, by network elements leased primarily from Verizon. CTSI’s business, therefore, depends in large part on our ability to provide service to our customers by leasing various elements of the incumbent telephone company’s network to provide local service. The Act, and FCC and state commission rulings under the Act, require incumbent telephone companies to lease network elements. If these rules are changed by the FCC or state commissions, or are struck down by the courts, our ability to provide service in a cost-effective manner could be adversely affected. For example, the FCC could remove one or more of the necessary elements that the incumbent telephone company is required to provide to us, or permit substantial increases in the amounts the incumbent company can charge CTSI. If incumbent telephone companies were no longer required to provide unbundled network elements on favorable terms, CTSI’s operating margins would be reduced and it might not be able to effectively compete.

The FCC has made several significant changes in recent years to its rules governing access to unbundled network elements. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops. However, we cannot assure you that these rules will not change in the future.

Regulatory requirements could delay or prevent our ability to take actions we consider beneficial to our business.

Pennsylvania law requires us to secure consent from the Pennsylvania PUC before CT or CTSI may issue capital stock, incur long-term debt or sell or otherwise dispose of material utility assets. Both the FCC and the PUC must review any transaction that results in a “change of control” of a regulated entity or of a holding company of a regulated entity. The approval process for these transactions can be lengthy and could restrict our ability to offer services, set prices, obtain financing, affect mergers or otherwise arrange a sale of the Company or take other steps that we may believe to be in our best interest.

Risks related to the competitive nature of the telecommunications industry

The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless telephone companies, Internet service providers, satellite companies and cable companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. Also, recent consolidation in the telecommunications industry (for example, Verizon and MCI) can result in the rerouting of traffic off of our network to other carriers that could adversely effect our results of operations. The risks to our business from competition include the following:

Verizon, as the incumbent local carrier in CTSI’s markets, has competitive advantages over us which adversely affect our operating margins.

As the incumbent carrier in CTSI’s markets, Verizon enjoys competitive advantages, including its wireline connection to virtually all of our customers and potential customers, its established brand name and its substantial financial resources. As a competitive local carrier, we are effectively required to discount our services to win potential customers and to pay substantial amounts to Verizon to lease elements of its networks. These factors result in lower operating margins for CTSI, and make us especially vulnerable to any discount pricing policies that Verizon may adopt to exploit its lower-cost structure and greater financial resources. Additionally, Verizon offers in-region long-distance services to its Pennsylvania customers, which allows it to offer attractive service packages to its customers in the markets we serve, including DSL. Verizon has recently acquired MCI, another competitor in the markets we serve, which may increase Verizon’s advantages.

We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.

An important part of our business strategy is to sell additional services to local customers in both the CT and CTSI markets. The markets for these ancillary services, however, are extremely competitive, and in some cases, are dominated by companies far larger than our own with lower costs and greater name recognition and technical and financial resources, than ours. Our competitors for these services include, in addition to Verizon, long-distance companies like AT&T, Verizon Business and Sprint, and, in the Internet service provider business, Time Warner (AOL) and discounted service providers, regional Internet service providers and cable companies such as Service Electric, Blue Ridge and Comcast. In addition, as with most telephone providers today, the low-cost telephony and long-distance products being offered by Vonage and other VoIP providers are starting to have a nominal impact on our residential and business wireline service at this time. Telcove also enjoys a competitive advantage in CT and CTSI territory as a result of winning a contract with the state of Pennsylvania to provide telecommunications and data services to state government agencies, selected Pennsylvania colleges and universities and other businesses that fall under the Pennsylvania state government contract, that remains in place until 2011. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. If we are unable to maintain a competitive offering of long-distance, Internet access and other ancillary services, we may lose local customers who prefer to obtain a package of services from one telecommunications provider.

Technological developments could increase our costs and cause a decline in demand for our services.

The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively as we will not be able to meet the needs or expectations of our customers. Additionally, replacing or upgrading our infrastructure in the future could result in significant capital expenditures.

Our wireline telecommunications services are also in competition, or potential competition, with numerous alternative technologies, including, in particular, wireless communications. The wireless telecommunications industry is experiencing significant technological change. Wireless carriers are improving the capacity and quality of digital wireless technology, and are also expected to continue to reduce the prices for their services. These developments could reduce customer demand for our services and the prices that we will be able to charge for these services, particularly in CTSI’s markets where a number of wireless providers are established competitors and in certain areas of CT’s territory. We believe that future technological developments are likely to result in further improvements in wireless telecommunications services, as well as in other telecommunications technologies, and are likely to result in increased competition for our various businesses.

Voice over Internet Protocol, also known as VoIP, is a service that could cause a decrease in demand for our traditional telephone services, including the demand for additional lines. VoIP is gaining market share among business users who look to Internet telephone systems to cut costs or improve efficiency. It is also possible for residential users to use VoIP as a replacement for a traditional telephone line (for example, by obtaining Internet access over a cable television system). We cannot predict which of many possible future technologies, products or services will be significant to our competitive position or what expenditures will be required to develop and provide these technologies, products or services.

Some of our competitors have superior resources that may place us at a cost and price disadvantage.

Some of our current and potential competitors have market presence, technical and marketing capabilities and financial, or other resources substantially greater than ours. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services than we can. Additionally, the greater brand name recognition of some competitors, such as Verizon, requires us to price CTSI’s services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

Other business risks

A substantial portion of CTSI’s revenues are derived from Internet service providers, or ISPs. A decline in these ISP customers or their customer base could negatively impact our financial results.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 15.1% and 17.1% of CTSI’s revenues for the years ended December 31, 2005 and 2004, respectively. These high-margin revenues include services provided directly to ISPs, including local dial tone and transport (cap-type) services, and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers accessing these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

Changes in the jurisdictional mix of CTSI’s traffic have adversely affected its results.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to us by other carriers for termination to CTSI’s customers. In late 2003, Verizon notified CTSI of a reduction in the proportion of its delivered traffic that is subject to intrastate access charges, and a corresponding increase in the proportion that is subject to reciprocal compensation rates. Because the reciprocal compensation rates are significantly lower than intrastate access charges, this change in traffic mix permanently reduced CTSI’s revenues by approximately $700,000 per month. CTSI was notified in early 2005 by Verizon North (formerly GTE), requesting a change in the PLU factor. As a result of this request, CTSI is using a direct measurement billing approach instead of a PLU factor. The effect on CTSI’s revenue and operating income was a reduction of approximately $50,000 per month beginning April 2005 based on the actual traffic mix.

Demand for our traditional dial-up Internet access services has matured.

Within the total Internet access market, the market for traditional, narrowband dial-up access services is shrinking. Our traditional dial-up Internet service provided by epix® Internet Services has been declining since its peak at nearly 50,000 subscribers in 2001. As of December 31, 2005, epix® had approximately 22,400 dial-up subscribers. Continued decline in these services will adversely affect our results.

Demand for some of our services may be adversely affected by a downturn in the U.S., Pennsylvania or local economies in which we operate.

Demand for some of our services may be adversely affected by a downturn in the U.S., Pennsylvania or local economies in which we operate. As a result, we may experience lower than expected revenues for some of our businesses. If current general economic conditions worsen, the revenues, cash flow and earnings of our company as a whole could be adversely affected.

Our future switched access lines in service will likely be lower than our historical, and this decline may adversely affect our results.

Additional line penetration in CT’s markets has been declining. Regulatory actions in the area of intercarrier compensation could result in increases in CT’s monthly per-line charges, which may discourage customers from purchasing or keeping additional lines. In addition, some customers who use an additional line for dial-up Internet access choose to cancel their additional line when they upgrade to DSL. To the extent that additional line penetration continues to decline, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decrease. Residential lines have also declined slightly due to wireless substitution.

Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns.

We plan to continue to invest capital into services such as DSL. This business is highly competitive (with cable modem being the primary competitor), and we cannot be assured that we will be able to achieve the returns on investment that we have historically earned. Additionally, even if we are successful in our efforts to develop this new business, its operating results and margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will, to some extent, be offset by reduced demand for additional lines when customers have been using their additional line for dial-up Internet access.

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

Because of the interconnected nature of the telecommunications industry, we depend heavily on other local telephone companies, long-distance carriers and numerous other third parties to deliver our services. CTSI is particularly dependent on cooperation from Verizon in order to provide local service to a portion of its customers, slightly less than half of whom are not exclusively served by our network. We do not have a long-term agreement with Verizon to provide us with the network connections we need, and the terms of our relationship with Verizon are subject to change as the result of regulatory agency and court decisions. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities, for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

If future acquisitions or business combinations are not successful, we could suffer an adverse effect on our business and results of operations.

From time to time we consider acquisitions of other businesses, some of which could be material to us. To the extent that we make acquisitions in the future, we may issue common stock that would dilute the ownership of our shareholders, incur debt, assume liabilities or incur large and possibly immediate write-offs. Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

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

We are a holding company whose principal assets are the shares of capital stock of our subsidiaries, and we do not generate any significant operating revenues of our own. Consequently, we depend on dividends, advances and payments from our subsidiaries (primarily CT) to fund our activities and meet our cash needs, including our debt service requirements. Our subsidiaries are separate and distinct legal entities. The ability of our subsidiaries to make certain payments or advances to us will depend on their operating results and will be subject to existing debt covenants, various business considerations and applicable laws and regulations. Accordingly, we cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to enable us to make payments in respect to our indebtedness.

The restrictive terms imposed by our current CoBank indebtedness may prevent us from achieving some of our business objectives.

CT’s CoBank indebtedness contains various covenants that limit its ability to engage in the following activities:

•	borrow and place liens on assets;

•	make investments or make certain other restricted payments;

•	enter into transactions with affiliates; and

•	sell assets, make acquisitions or merge with or into other companies.

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

Provisions contained in our articles of incorporation and by-laws, Pennsylvania law and industry regulations could make it difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. For example, our certificate of incorporation and by-laws impose various procedural and other requirements that could make it difficult for shareholders to affect certain corporate actions. In addition, federal and Pennsylvania regulations regarding changes of control in our business are very restrictive. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control that current shareholders deem beneficial.

If we sell shares of our common stock the market price of our common stock could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Item 1B. Unresolved Staff Comments

None

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

Item 4. Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age
Michael J. Mahoney	55

President and CEO as well as Director of CTE since July 2000; Telecommunications consultant from October 1999 to July 2000; Director of CTE (formerly C-TEC Corporation) from June 1995 to October 1999; President and Chief Operating Officer of C-TEC Corporation from February 1994 to September 1997; and Director, President and Chief Operating Officer of RCN Corporation from September 1997 to October 1999.

Eileen O’Neill Odum	51

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

Donald P. Cawley	47

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

Kevin M. O’Hare	45

Group Vice President of Strategic Development of CTE since January 2006; President and Chief Executive Officer of Lightship Telecom from January 1998 to May 2005; President and Chief Executive Officer of US WATS, Inc., from December 1996 to November 1997; Executive Vice President of C-TEC Corporation from May 1995 to December 1996; Network Engineering Director of ACC Long Distance Corp., from February 1994 to April 1995.

Rita M. Brown	54

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

Scott Burnside	61

Senior Vice President of Regulatory and Government Relations of CTE since May 2003; Senior Vice President of Regulatory and Government Affairs of RCN Corporation from June 1997 to May 2003; Vice President of Regulatory Affairs of C-TEC Corporation from 1985 to June 1997; and various positions with Commonwealth Telephone Company from January 1978 to 1985.

Thomas M. Davis	49

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

J. Christine Feeley	44

Vice President of Marketing of CTE since March 2005; Director of Marketing of Valor Communications Group, Inc., from April 2001 to January 2004; Vice President of Rapp Collins Worldwide from May 2000 to February 2001; National Consultant from December 1992 to May 2000; Promotions Manager of Berry Brown Advertising, Inc., from January 1991 to December 1992.

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age
DG Gulati	56

Senior Vice President of Operations Strategy and Development of CTE since April 2005; Senior Vice President of Corporate Development of CTE from 2002 to April 2005; Senior Vice President of Operations and Engineering of RCN Corporation from 2000 to 2002; Senior Vice President of Network Engineering of RCN Corporation from 1997 to 2000; Vice President of Business Operations of C-TEC Corporation from 1995 to 1997; Director of Telecommunications of Cablevision Industries from 1994 to 1995; Assistant Vice President of Network Services of Warwick Valley Telephone Company from 1993 to 1994; and various positions with Rochester Telephone Corporation from 1982 to 1993.

Todd T. Hanson	44

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

Steven J. Letts	48

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

Raymond B. Ostroski	51

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

James F. Samaha	40

Senior Vice President and General Manager of Commonwealth Telephone Company and epix® Internet Services since January 2004; Senior Vice President and General Manager of Commonwealth Telephone Company from August 2001 to January 2004; Senior Vice President of Internet and Data Services of CTE from December 2000 to August 2001; Senior Vice President of Business Development of CTE from July 2000 to December 2000; Vice President and General Manager of Jack Flash® from June 1999 to July 2000; Vice President of CTE Finance from March 1998 to June 1999; Director of Corporate Development, and other management positions with AT&T Local Services (formerly Teleport Communications Group) from 1993 to 1998.

Darryl Varnado	53

Vice President of Human Resources of CTE since January 2006; Leadership Consultant of Lee Hecht Harrison, Inc., from 2005 to January 2006; Vice President and Managing Director of Human Resources of The Nature Conservancy from 2001 to 2005; Director of Global Human Resources Strategy and Design of US Airways, Inc., from 1998 to 2001; Operations Manager of Compensation and Benefits of The Coca-Cola Company from 1995 to 1998; Manager of U.S. Compensation and Employee Rewards of The Coca-Cola Company from 1994 to 1995; Director of Compensation and Employee Rewards of Tennessee Valley Authority from 1993 to 1994.

David G. Weselcouch	50

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock is traded on the Nasdaq National Market (Symbol: CTCO).

There were approximately 1,097 registered holders of the Company’s Common Stock on February 28, 2006, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-22 of this report and Notes to Consolidated Financial Statements included on pages F-32 to F-54 of this report.

On April 24, 2003, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Level 3 Communications, Inc. (“Level 3”) and Eldorado Equity Holdings, Level 3’s indirect, wholly-owned subsidiary. Under the terms of the Recapitalization Agreement, we agreed to amend our existing charter to: (i) reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock; and (ii) eliminate from the existing charter the CTE Class B Common Stock, and all provisions related thereto, and certain miscellaneous inoperative provisions. Level 3 agreed, pursuant to the terms of the Recapitalization Agreement, to vote its shares in favor of the reclassification and the related charter amendments. On September 3, 2003, at the Annual Meeting, shareholders approved the proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. CTE now has only one class of common stock, with each share having one vote in corporate governance matters. As a result of the reclassification, Level 3’s ownership was reduced to approximately 4.6% of the outstanding CTE Common Stock and correspondingly 4.6% of the voting power. Subsequently, on January 21, 2004, Level 3 announced the sale of all of its remaining CTE Common Stock to an institutional investor. In connection with this transaction, certain registration rights were assigned by Level 3 to the purchaser. As of December 31, 2005, Level 3 did not own any shares of CTE Common Stock.

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

On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange up to $300 million of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversions of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892,000 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160,000 was paid.

With respect to the New Notes and the Old Notes, interest is 3.25% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2004. In addition, we will pay contingent interest for any six-month period from January 15 to July 14 and from July 15 to January 14, with the initial six-month period commencing July 15, 2008, if the trading price of the notes for each of the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the notes. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of a note during the five trading days immediately preceding the first day of the applicable six-month interest period.

Holders of Old Notes may convert their notes into shares of our common stock and holders of New Notes may convert their notes with settlement, at our election, in our common stock, cash or a combination of cash and our common stock prior to the close of business on the final maturity date under any of the following circumstances:

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

We may redeem any of the Old Notes or New Notes beginning July 18, 2008, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a cash redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the redemption date.

If a designated event occurs prior to maturity, holders of Old Notes or New Notes may require us to repurchase all or part of their notes at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the repurchase date.

Holders of Old Notes or New Notes may require us to repurchase all or part of their notes on July 15 of 2008, 2013 and 2018 at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest, if any, and additional interest, if any, to, but excluding, the repurchase date.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
October 1, 2005—October 31, 2005	—	—	—	$31,456
November 1, 2005—November 30, 2005	—	—	—	$31,456
December 1, 2005—December 31, 2005	—	—	—	$31,456

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 7A of Part II is included on page F-15 to F-16 of this report. Additional information is contained in Note 14 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on page F-52 of this report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-27 to F-54 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2005, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

Item 9A. Controls and Procedures

The management of Commonwealth Telephone Enterprises, Inc. (“the Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. See Management’s Report on Internal Control over Financial Reporting on page F-24.

During 2005, we engaged the tax consulting services of KPMG LLP to supplement our internal controls over income taxes.

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

Additional information required under Item 10 of Part III with respect to the executive officers of the Registrant, if applicable, will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

The full text of our Code of Ethical Conduct is published on our web site at www.ct-enterprises.com. We intend to disclose future amendments to our Code of Ethical Conduct, and waivers of its provisions granted to executive officers and directors, on our web site within four business days following the date of such amendment or waiver.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Selected Financial Data (Unaudited)

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Cash Flows for Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Common Shareholders’ Equity for Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Item 15. (a)(2) Financial Statement Schedules

Description

Condensed Financial Information of the Registrant for Years Ended December 31, 2005, 2004 and 2003 (Schedule I)

Valuation and Qualifying Accounts and Reserves for Years Ended December 31, 2005, 2004 and 2003 (Schedule II)

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

4.12 Indenture between Commonwealth Telephone Enterprises, Inc. and The Bank of New York, as Trustee, dated as of August 3, 2005 related to Series A 3 1/4% Convertible Notes due 2023 (including form of 2005 Series A 3 1/4% Convertible Notes due 2023) is incorporated herein to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005, (Commission File No. 0-11053).

4.13 Third Amended and Restated Line of Credit Agreement entered into as of May 31, 2005 by and between Commonwealth Telephone Company and CoBank, ACB is incorporated herein by reference to Exhibit No. 10.1 to the Company’s Report on Form 8-K dated May 31, 2005, (Commission File No. 0-11053).

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

10.10 Amendment No. 1 effective May 15, 2002, to the CTE Equity Incentive Plan (formerly known as the C-TEC Corporation 1996 Equity Incentive Plan) is incorporated herein by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 0-11053).

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

Date: March 10, 2006

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

By:	/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 10, 2006

/s/ DONALD P. CAWLEY Donald P. Cawley	Executive Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 10, 2006
DIRECTORS:

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 10, 2006

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 10, 2006

/s/ JOHN R. BIRK John R. Birk		March 10, 2006

/s/ JAMES Q. CROWE James Q. Crowe		March 10, 2006

/s/ FRANK M. HENRY Frank M. Henry		March 10, 2006

/s/ RICHARD R. JAROS Richard R. Jaros		March 10, 2006

/s/ DANIEL E. KNOWLES Daniel E. Knowles		March 10, 2006

/s/ DAVID C. MITCHELL David C. Mitchell		March 10, 2006

/s/ EUGENE ROTH Eugene Roth		March 10, 2006

/s/ JOHN J. WHYTE John J. Whyte		March 10, 2006

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications-related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control, with the common stock having one vote per share and Class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit Sons’, Inc., which has since become Level 3 Communications, Inc. (“Level 3”). In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”). In April and December of 2002, Level 3 sold approximately 9,600,000 shares of our common stock in two registered secondary offerings, which resulted in a reduction from approximately 48% of the voting power of our equity securities to approximately 29%. In September 2003, we completed a transaction pursuant to which each outstanding share of our Class B Common Stock was converted into 1.09 shares of our Common Stock (the “Recapitalization Transaction”). Following the

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Recapitalization Transaction, the 1,017,061 shares of our Class B Common Stock that Level 3 beneficially owned prior to the Recapitalization Transaction, representing approximately 29% of the voting power of our equity securities, were converted into 1,108,596 shares of our Common Stock, representing approximately 4.6% of the voting power of our equity securities. In January 2004, Level 3 announced that it had closed a privately-negotiated sale of its remaining 1,108,596 shares of our Common Stock to an institutional investor.

Management’s Overview

2005 Highlights

In July of 2003, we took advantage of favorable interest rates and sold $300,000 of 3.25% convertible notes due in 2023. On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange any and all of the $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversion of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. We intend to continue to consider other options to further reduce or possibly eliminate the dilutive effect of future conversions, including common share repurchases depending on market conditions.

In November of 2003, taking advantage of our strong cash position and a relatively weak stock price, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE Common Stock, which was subsequently increased to $150 million. As of December 31, 2005, we had repurchased 3,047,244 shares, at a cost of $118,544. We have approximately $31,456 available for repurchases under the program. Future share repurchases will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our common stock.

On November 30, 2004, the Governor of Pennsylvania signed legislation that authorized CT to amend its alternative regulation plan to include a commitment to deliver broadband service to all customers by December 31, 2008. Under the legislation, this commitment entitles CT to eliminate the 2% yearly offset in its price adjustment formula, although CT could be required to refund the additional revenues collected due to this amendment if it fails to meet its broadband commitment. CT filed an amended plan with the PUC incorporating these changes in December 2004, which the PUC approved on March 3, 2005. On May 3, 2005, CT filed notice with the PUC that it would seek approval to raise certain rates to recover approximately $3,200 on an annualized basis, effective September 1, 2005, which reflects changes in the rate of inflation as provided for in its alternative regulation plan. On February 1, 2006, CT filed notice with the PUC that it would seek approval to raise certain rates to recover approximately $4,100 on an annualized basis, effective May 16, 2006.

On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005; and on June 30, 2005, $294,138 was paid. In addition, we announced the intention to provide an ongoing annual dividend of $2.00 per share, which will be paid quarterly. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of factors. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends. The payment of dividends results in a change in the conversion rate on our convertible notes. At the conversion price in effect at December 31, 2005, our convertible debt is convertible into 7,285,200 shares of our common stock.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

2005 Challenges and 2006 Expectations

We faced many challenges in 2005 that will continue into the future. Wireless carriers continue to increase their coverage area and Voice over IP is evolving. In addition, there are industry-wide trends toward declining usage of dial-up Internet access and wireline long-distance services.

The legislative and regulatory landscape continues to be a challenging one. FCC-mandated interstate access rate reductions reduced revenues in 2005 for CTSI. Also, a substantial portion of CTSI’s revenues are derived directly and indirectly from ISPs. Loss of a major ISP customer or consolidation within the ISP industry due to their declining dial-up customer base, bankruptcy or a major network reconfiguration could negatively impact CTSI’s results.

Our primary focus in 2006 will be on the execution of our business plan in the market place. This means defending our customer base, and we plan to do this by delivering value to our customers in our bundled product offerings, including DSL, and by providing customer service that is second to none. It also means continued focus on our costs and our margins.

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

In 2005, the Company began offering its customers, in the territories of CT and CTSI, digital television programming through a strategic alliance with EchoStar Communications Corporation to provide their DISH Network(™) satellite TV service. By adding the DISH Network(™) satellite TV services to our product suite, we are now in the market with voice, video and data, the complete “triple play.” In April of 2005, we announced that we signed agreements with two leading game providers: Zone4Play, Inc. and Exent Technologies. In the fourth quarter of 2005, we began offering Internet-based electronic games to our customers in the territories of CT and CTSI, as well as epix customers. Both CT and CTSI are exploring other alliances and partnerships with other providers in order to expand our product offerings and to capitalize on our strong sales capabilities, technologically-advanced network, loyal customer base and high-speed capacity.

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which we refer to as our RLEC “edge-out” operation, and is a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of our broadband data service that uses digital subscriber line (“DSL”) technology to offer high-speed Internet access, that is in CT’s territory. Our “Other” segment is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services. “Other” also includes our corporate entity.

As of December 31, 2005, CT served over 323,500 switched access lines. In 1997, we formally launched our facilities-based CLEC, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 137,600 switched access lines as of December 31, 2005, which were mainly business customers.

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

CTSI’s revenue is derived primarily from access, local service, competitive access, both dedicated and DSL Internet access, local long-distance (intraLATA toll) and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI’s customers. DSL revenue consists of charges for high-speed Internet access provided to CTSI’s customers. Long-distance revenue consists of charges for long-distance service paid by CTSI’s customers.

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

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and revenues. We expect these costs to continue to increase, but generally at a slower rate. Operating costs also include depreciation and amortization. CTSI also incurs costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. CLD also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. Under the revised Chapter 30 Plan that was approved by the Pennsylvania Public Utility Commission (“PUC”), CT committed to provide universal availability of broadband services throughout its territory by December 31, 2008. In addition, at CTSI, capital expenditures associated with access line installations and high capacity services, in order to provide Internet and cellular providers and interexchange carriers (IXCs) the ability to connect their networks into the public switched network system, comprise a significant portion of its overall capital spending.

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

	For the Years Ended December 31,
	2005	2004	2003
Sales:
CT	$228,464	$227,666	$223,827
CTSI	86,495	83,568	85,336
Other	18,897	24,577	26,559

Total	$333,856	$335,811	$335,722

	For the Years Ended December 31,
	2005	2004	2003
Operating income (loss):
CT	$111,872	$100,400	$97,153

CTSI—edge-out	12,909	9,554	8,978
CTSI—restructuring reversals*	31	799	1,636

Total CTSI	12,940	10,353	10,614

Other	(12,731)	(4,306)	(4,386)

Total	$112,081	$106,447	$103,381

*	See Note 4 for additional details.

	As of December 31,
	2005	2004	2003
Access lines:
CT access lines	323,555	333,022	338,462
CTSI access lines	137,696	138,820	138,667

Total	461,251	471,842	477,129

2005 vs 2004

For the year ended December 31, 2005, our consolidated sales decreased $1,955 and were $333,856 and $335,811 for the years ended December 31, 2005 and 2004, respectively. Lower sales at Other of $5,680 contributed to the decrease, offset by an increase in CTSI sales of $2,927 and an increase in CT sales of $798. Consolidated costs and expenses increased $4,725 primarily due to non-cash compensation expense of $4,155 resulting from the dividends. This compensation is in the form of dividend equivalent units related to vested, deferred restricted stock units; amortization of unvested restricted stock units; vested, deferred Executive Stock Purchase Plan share units; amortization of unvested Executive Stock Purchase Plan share units; and unvested 401(k) shares. This charge was partially offset by a favorable sales and use tax settlement of $2,764. Operating income increased $5,634 as a result of decreased consolidated depreciation expense of $13,082 related to our periodic review of asset retirement activity, salvage values and fixed asset lives and certain classes of assets becoming fully depreciated, partially offset by the decrease in sales and increase in operating expenses discussed above and a positive settlement in 2004 of $799 associated with our 2000 restructuring charge as compared to $31 in 2005. Consolidated net income was $70,108 or $2.71 per diluted share for the year ended

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

December 31, 2005. Consolidated net income was $62,031 or $2.60 per diluted share for the year ended December 31, 2004. Contributing to the increase in net income is the increase in operating income, an increase in interest income primarily from higher interest rates and a decrease in interest expense primarily due to our repayment of debt, partially offset by an increase in other expenses primarily due to the special and quarterly dividend and exchange offer costs and an increase in the provision for income taxes.

CT

CT’s sales were $228,464 and $227,666 for the years ended December 31, 2005 and 2004, respectively. The sales increase of $798 or 0.4% is primarily due to increases in intraLATA toll and long-distance revenues and DSL revenue, partially offset by lower local and inside wire maintenance revenues.

CT’s additional lines declined as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined due in part to wireless substitution. Company lines decreased as a result of the industry wide trend of epix customers’ migrating to broadband services.

IntraLATA toll and long-distance revenues increased a combined total of $1,997. The change is due to an increase in CLD revenues of $3,912 as we continue to promote our long-distance product in our bundles. The increase at CLD was partially offset primarily by customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $1,878. Interstate access revenue decreased $1,450 resulting from a decline in access lines of $1,597, a decline in minutes of use of $771 and certain revenue settlements that occurred in 2004 of $572. These decreases were partially offset by an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $963 (average schedule formulas are updated annually in July) and an increase in special access circuit revenue of $804. State access revenue increased $1,357 from increased state access settlement revenues of $2,526 and a favorable effect of $1,196 resulting from a certain access revenue settlement due to a jurisdictional shift in traffic to a high access rate. These increases were partially offset by a decrease of $997 due to a decrease in minutes of use, a decrease of $483 due to a reduction in access lines and wireless interconnection rate reductions of $446. Local service revenue decreased $216 primarily as a result of a decrease in access lines and the loss of an Internet service provider (“ISP”) from our network, partially offset by a line rate increase of approximately $1.00 per average line per month effective September 2005. Other revenue decreased $779 as a result of a decrease in inside wire maintenance revenue of $1,002, an increase in the provision for bad debt of $1,006 and a lower message volume for billing and collection of $492. These decreases were partially offset by an increase in DSL revenue of $1,819 from an increase in subscribers, partially offset by a price reduction.

CT’s costs and expenses, excluding depreciation and amortization, (“costs and expenses”) were $79,153 and $79,219 for the years ended December 31, 2005 and 2004, respectively. Costs and expenses decreased $66 or 0.1% due to a reversal of a sales and use tax accrual of $2,764 in connection with the completion of a state audit focused on the taxability of wholesale purchases of Internet services, lower advertising expense of $683 and lower terminating access expense of $673 due to CT’s lower intraLATA toll minutes. These lower costs were partially offset by higher material expense of $733 primarily from DSL modems and higher payroll and benefits from salary increases, increases in insurance premiums and overtime.

Depreciation and amortization expense decreased $10,608 or 22.1% for the year ended December 31, 2005. The change was the result of certain assets becoming fully depreciated and lengthening the estimated useful lives of certain asset classes after completing our periodic review in the second quarter of 2005 of asset retirement activity, salvage values and fixed asset lives.

CT’s operating income increased $11,472 or 11.4% to $111,872 for the year ended December 31, 2005. The increase was a result of the items discussed above.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI

CTSI’s sales were $86,495 and $83,568 for the years ended December 31, 2005 and 2004, respectively. The increase of $2,927 primarily represents an increase in access revenue of $1,479, and increases in customer point-to-point circuit revenues of $1,013 and data revenues of $727, partially offset by a decrease in long-distance revenue of $288.

Access revenues increased due to a favorable effect of $2,608 resulting from certain access revenue settlements, an increase of $515 resulting from the FCC ruling that no longer enforces the cap on the number of minutes for which compensation on local telephone calls that terminate to ISPs can be collected and an increase in circuits of $765. These increases were partially offset by the FCC rate ceilings, as further described in the Legislative and Regulatory section, which have reduced the revenues CTSI receives from interstate access charges. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, will continue to have a negative impact on access revenues.

CTSI recorded approximately $5,829 or 6.7% of its revenues from compensation revenue associated with Internet service provider (“ISP”) traffic as compared to $6,335 or 7.6% for 2004. Effective October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 15.1% and 17.1% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the years ended December 31, 2005 and 2004, respectively. These high-margin revenues include services provided directly to the ISP including local and high-capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers accessing these ISPs. Industry-wide trends toward declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data revenues increased due to subscriber growth. Long-distance revenue decreased due to a decrease in minutes of use and a decrease in the average blended rate per minute.

Costs and expenses were $54,315 and $53,809 for the years ended December 31, 2005 and 2004, respectively. The increase of $506 is primarily due to an increase in high capacity circuit expense of $683, an increase in DSL and Internet expense of $611 due to an increase in customers and increased network circuit costs of $410. These increases were partially offset by a reduction in the long-distance termination rate of $458, reductions in rates for unbundled loops of $441 and lower headcount in telemarketing and sales of $327. Also, favorable effects of $1,646 resulting from certain network costs settlements were partially offset by a reserve reversal in 2004 linked to network cost settlements of $1,701.

Depreciation and amortization expense decreased $934 or 4.6% to $19,271 as a result of lengthening the estimated useful lives of certain asset classes after completing our periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also the result of certain assets becoming fully depreciated. Restructuring reversals associated with our 2000 restructuring charge were $768 lower for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI’s operating income increased $2,587 or 25.0% to $12,940 for the year ended December 31, 2005. The increase was a result of the items discussed above.

Other

Other sales were $18,897 and $24,577 for the years ended December 31, 2005 and 2004, respectively. The decrease of $5,680 or 23.1% is due to a decrease in CC and epix sales.

CC sales decreased $3,013 or 20.1% to $12,007 primarily due to a decrease in new installations of business systems due to sales personnel turnover and lower revenues from communications facilities management services. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. epix sales decreased $2,667 or 27.9% to $6,890 due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or lower-cost providers and a price reduction implemented in May 2005.

Costs and expenses in Other were $30,446 and $26,161 for the years ended December 31, 2005 and 2004, respectively. Expenses at the corporate entity increased primarily due to non-cash compensation expense of $4,155 resulting from the dividends, reversal of certain health care accruals of $1,513 in 2004 and increased restricted stock amortization of $935. This increase was partially offset by decreased costs and expenses at CC of $1,554 to $12,039 for the year ended December 31, 2005. This change was primarily due to the decrease in sales and associated cost of goods sold. epix expenses decreased $1,048 primarily as a result of lower transport costs due to a price reduction, line disconnects and lower advertising expense.

Depreciation and amortization expense decreased $1,540 or 56.6% to $1,182. The change was due to a smaller base of depreciable plant and certain assets, primarily at epix, becoming fully depreciated.

The operating loss in Other was ($12,731) for the year ended December 31, 2005 as compared to ($4,306) for the year ended December 31, 2004. The change was a result of the items discussed above.

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2005, there is no remaining liability. See Note 4 to the Consolidated Financial Statements for additional information.

Interest and Dividend Income

Interest and dividend income was $8,375 for the year ended December 31, 2005 as compared to $5,773 for the year ended December 31, 2004. The increase of $2,602 or 45.1% is primarily the result of higher interest rates, partially offset by lower average cash balances.

Interest Expense

Interest expense includes interest on our convertible notes, interest on CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We employed an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $14,084 for the year ended December 31, 2005 as compared to $16,800 for the year ended December 31, 2004. The decrease of $2,716 or 16.2% is primarily a result of repayment of high cost debt in 2004 and the resulting lower loan balances.

Income Taxes

Our effective tax rates were 35.5% and 37.6% for the years ended December 31, 2005 and 2004, respectively. The lower rate in 2005 is due to a detailed review of all deferred tax items and supporting schedules

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

of net book vs net tax values that we performed in 2005. This review resulted in a net deferred tax benefit of approximately $3,154 ($2,239 impact to the fourth quarter) related to prior years that we recorded in the fourth quarter of 2005. We estimate that, excluding these corrections, our effective tax rate would have been approximately 38.4%. This adjustment did not have a material effect on the current or any prior period’s financial statements. We anticipate our 2006 effective tax rate to be approximately 38% to 39%. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

2004 vs 2003

For the year ended December 31, 2004, our consolidated sales increased $89 and were $335,811 and $335,722 for the years ended December 31, 2004 and 2003, respectively. Higher sales at CT of $3,839 contributed to the increase, offset by a decline in CTSI sales of $1,768 and a decline in Other sales of $1,982. Consolidated costs and expenses decreased $3,651 primarily due to lower headcount (primarily at CTSI), lower transport costs of $750 at epix, lower corporate spending of $461 and network cost settlements of $1,701 at CTSI which contributed to lower operating expenses of $2,977. Operating income increased $3,066 as a result of the increase in sales and the decrease in operating expenses discussed above. Consolidated net income was $62,031 or $2.60 per diluted share for the year ended December 31, 2004. Consolidated net income was $72,865 or $2.92 per diluted share for the year ended December 31, 2003, including a cumulative effect accounting adjustment of $13,230 or $0.51 per diluted share from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Contributing to the decrease in net income is the cumulative effect accounting adjustment and an increase in interest expense due to the sale of convertible notes in July 2003, partially offset by the increase in operating income and an increase in interest income.

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

Interstate access revenue increased $3,319 primarily resulting from an increase in units that drive settlements of $1,801, an increase in special access circuit revenue of $998 and an increase in the NECA average schedule settlements of $1,019. Due to a slight decline in the NECA average schedule formulas that was placed into effect July 1, 2004, the increase in interstate access revenue occurred during the first half of 2004; the average schedule formulas are updated annually. State access revenue decreased $7,652 primarily as a result of the State Access Reform rate decrease of $4,571, wireless interconnection rate reductions of $1,311 and a decrease in minutes of use of $438. Local service revenue increased $3,916 primarily as a result of the State Access Reform rate increase. In addition, enhanced service revenue increased $2,395 as a result of the State Access Reform price increase of $1,801 and increases in custom calling, Caller ID and certain other enhanced services. IntraLATA toll and long-distance revenues increased $931 due to an increase in revenue of $3,910 resulting from an increase in subscribers from a long-distance product offering that began in early 2003. The increase was partially offset by lower market share in CT intraLATA toll due to customers selecting alternate lower cost service providers, including CLD, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $2,997, a trend we expect to continue. Other revenue increased $934 as a result of an increase in DSL revenue of $1,740 from an increase in subscribers, an increase in inside wire maintenance revenue of $1,125 due to a price increase and price increases on other services as a result of State Access Reform of $572. These increases were partially offset by a recovery of $965 in 2003 related to a third party vendor assuming our WorldCom receivables that were previously written-off and a lower volume of non-recurring equipment sales and time and material work of $1,664 due to a lower demand in 2004 as compared to 2003.

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

CTSI

CTSI’s sales were $83,568 and $85,336 for the years ended December 31, 2004 and 2003, respectively. The decrease of $1,768 primarily represents a decrease in access revenue of $5,046, partially offset by an increase in local service of $884, from installed access lines; and increases in customer point-to-point circuit revenues of $801 and data revenues of $849. CTSI’s sales include a $760 Verizon trunking dispute settlement.

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

In late 2004, CTSI was notified by Verizon North (formerly GTE) requesting a change in the PLU factor. As a result of this request, CTSI will be using a direct measurement billing approach instead of a PLU factor. The effect on CTSI’s revenue and operating income is a reduction of approximately $50 per month beginning April 2005.

CTSI recorded approximately $6,335 or 7.6% of its revenues from compensation revenue associated with Internet service provider (“ISP”) traffic as compared to $12,258 or 14.4% for 2003. As was the case in 2003, all of the allowable billable minutes on local ISP reciprocal compensation above the 3 to 1 ratio available to be billed in 2004 were billed in the first quarter. Effective October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but will continue to limit the rate that can be charged.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 17.1% and 23.2% of CTSI’s revenues for the years ended December 31, 2004 and 2003, respectively. This percentage has decreased as a result of our approximately $700 per month reduction in revenue from our revised PLU factor with Verizon. These high-margin revenues include services provided directly to the ISP including local and point-to-point circuit revenue and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends toward

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The decrease in revenue was partially offset by the increase in local service. At December 31, 2004, CTSI had 138,820 installed access lines as compared to 138,667 at December 31, 2003, an increase of 153 or 0.1%. Additionally, the increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our circuits to allow their networks to tie into the switched network system. The decrease in revenue was also partially offset by increases in DSL and Internet revenues of $849 due to subscriber growth.

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

epix sales decreased $1,631 or 14.6% to $9,557 due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or lower cost dial-up providers. CC sales decreased $351 or 2.3% to $15,020 primarily due to lower revenues from communications facilities management services, a decrease in premises distribution systems sales and a decrease in drop shipments, partially offset by an increase in new installations of business systems. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2004, we carried a liability of $344 associated with certain outstanding liabilities. See Note 4 to the Consolidated Financial Statements for additional information.

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

Interest Expense

Interest expense includes interest on our convertible notes, CT’s mortgage note payable to CoBank, interest on revolving credit facilities and amortization of debt issuance costs. We employed an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $16,800 for the year ended December 31, 2004 as compared to $13,560 for the year ended December 31, 2003. The increase of $3,240 or 23.9% is primarily a result of our issuance of convertible notes in July 2003, partially offset by lower expense due to repayment of high cost debt and the resulting lower loan balances.

Income Taxes

Our effective tax rates were 37.6% and 37.2% for the years ended December 31, 2004 and 2003, respectively. In December 2002, we reorganized our legal entity structure to allow the Pennsylvania state taxable losses of CLD and epix to be offset against state taxable income of CT, a benefit we realized in 2003. Also, we utilize various tax strategies to provide effective state income tax planning. For an analysis of the change in income taxes, see Note 11 to the Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2005	2004
Cash and temporary cash investments	$104,968	$312,260
Working capital	55,466	253,092
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,360	336,082

Cash and temporary cash investments were $104,968 at December 31, 2005, as compared to $312,260 at December 31, 2004. We consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 1.52 to 1 at December 31, 2005, as compared to 3.08 to 1 at December 31, 2004. The net decrease in cash is primarily due to the dividend payments, partially offset by cash generated by operations and stock option exercises.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

We have the following financing arrangements in place:

	December 31, 2005		December 31, 2004
	Balance	Available	Balance	Available
Revolving line of credit—CoBank	$35,000	$50,000	$35,000	$—
Convertible notes	300,000	—	300,000	—

Total	$335,000	$50,000	$335,000	$—

On July 18, 2003, we sold $300,000 of 3.25% convertible notes due 2023. On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange up to $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. We intend to continue to consider other options to further reduce or possibly eliminate the dilutive effect of future conversions, including common share repurchases, depending on market conditions.

On June 30, 2005, we paid a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005 in the amount of $294,138. In addition, we announced the intention to provide an ongoing annual dividend of $2.00 per share, which will be paid quarterly. A $0.50 per share dividend was paid for the quarters ended September 30, 2005 and December 31, 2005. On February 21, 2006, our Board of Directors declared a $0.50 per share dividend payable March 31, 2006 to shareholders of record on March 15, 2006.

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

An amended $85,000 revolving line of credit agreement with CoBank was entered into on May 31, 2005, which extended the availability of credit to May 2006. The aggregate amount outstanding on this commitment was $35,000 and $35,000 at December 31, 2005 and 2004, respectively. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. We may refinance all or a portion of this line of credit when it becomes due in May 2006. As of December 31, 2005, we were in compliance with our CoBank debt covenants.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 60% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.2 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2007. The cash dividend received in 2005 of $293 is included in interest and dividend income.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

We announced a $100 million Stock Repurchase Program on November 13, 2003 and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no expiration date. No stock repurchases have occurred for the year ended December 31, 2005. As of December 31, 2005, we had repurchased 3,047,244 shares with an average purchase price of $38.902, including commissions, for a total repurchase of approximately $118.5 million.

	As of December 31,
Net cash provided by (used in):	2005	2004	2003
Operating activities	$128,505	$142,504	$150,275
Investing activities	(40,567)	(39,864)	(43,736)
Financing activities	(295,230)	(126,415)	194,561

For the year ended December 31, 2005, our net cash provided by operating activities was $128,505 comprised of net income of $70,108, non-cash depreciation and amortization of $57,892 and other non-cash items and working capital changes of $505. Net cash used in investing activities of $40,567 consisted primarily of additions to property, plant and equipment of $43,875. Net cash used in financing activities of $295,230 consisted primarily of dividends paid of $315,877, partially offset by proceeds of stock option exercises of $23,678.

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock is entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders will obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,600 in accordance with the provisions of our previous financing arrangement with the RTB. These stock dividends will be recognized as income and will be subject to the statutory federal and state income tax rates when the underlying security is redeemed for cash, which we received notification from the RTB will be no later than the end of the second quarter of 2006.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

The following table discloses aggregate information about our contractual obligations as of December 31, 2005, and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years	Footnote reference(1)
Debt maturing within one year	$35,000	$35,000	$—	$—	$—	8
Long-term debt	300,000	—	—	—	300,000	8
Interest on long-term debt	171,113	9,750	29,250	19,500	112,613	8
Pension and other postretirement benefits	2,213	373	812	395	633	10
Capital lease obligations(2)	398	398	—	—	—	12
Operating leases	19,258	2,688	5,762	3,042	7,766	12
Purchase obligations(3)	69,163	11,910	17,895	12,457	26,901	12

Total contractual obligations	$597,145	$60,119	$53,719	$35,394	$447,913

As of December 31, 2005, we have no letters of credit or other financial guarantees outstanding.

The following table discloses aggregate information about our derivative instruments, the source of fair value of these instruments and their maturities:

	Fair Value of Contracts at Period-End
Source of fair value	Total Fair Value	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote reference(1)
Prices provided by external sources(4)	$(194)	$(194)	$—	$—	$—	13

(1)	Refers to the Notes to our Consolidated Financial Statements included herein.
(2)	Represents total obligations, including interest components.
(3)	Purchase obligations include: outstanding purchase orders and commitments, committed software purchases and pole and conduit rental payments through 2015.
(4)	The fair value of the interest rate swap at December 31, 2005, was provided by the counterparty to the underlying contract.

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

As of December 31, 2005	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed rate long-term debt	$300,000	$294,382	$288,909	$300,008
Variable rate notes payable	35,000	35,000	34,860	35,141

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

The table below provides information about our interest rate swap. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amount has been provided to us by the financial institution with which we have the swap contract using appropriate and consistent valuation methodologies.

Variable to Fixed:	Maturity Date	Interest Rate	Fixed Notional Amount	Approximate Fair Value as of December 31, 2005
Interest rate swap	2006	5.40%	$35,000	$(194)

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain estimates require more subjectivity or judgment than others. We review the critical accounting estimates, judgments and degrees of subjectivity inherent in these estimates with the Company’s Audit Committee. These critical accounting estimates are:

•	We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, salvage values and fixed asset lives in order to assess depreciation rates. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation, which could impact our earnings. The effect of increasing the average useful lives of our telephone plant by one year would result in a decrease in depreciation expense of approximately $3.3 million; the effect of reducing the average useful lives of our telephone plant by one year would result in an increase in depreciation expense of approximately $3.9 million.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 10 to the Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligations and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities with terms similar to our estimated future pension distributions. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. Pension expense for 2005 would have increased approximately $0.2 million if our expected return on plan assets were one quarter of one percent lower. The expense would have increased approximately $0.4 million if our assumed discount rate were one quarter of one percent lower, and would have decreased $0.4 million if our assumed discount rate were one quarter of one percent higher. The benefit obligation at December 31, 2005, would have been increased by approximately $4.3 million if our assumed discount rate were one quarter of one percent lower.

•	We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At the time deferred tax assets and liabilities are recorded, certain tax positions may require management to use judgment based on current facts and circumstances in order to develop our best estimate. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised, or if the carryforward period or amounts for net operating losses in tax jurisdictions is changed.

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

Related Parties

Related parties include members of the Board of Directors and their related companies, including Level 3 Communications, Inc. Three of our directors are also directors of Level 3. Our Chairman, Walter Scott, Jr. is also the Chairman of Level 3. Level 3 does not hold any equity ownership interest in the Company at this time. Related party revenues and expenses represent the telephony service provided and the fees paid to these related companies arising from the ordinary course of business.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan approved by the PUC. Under this plan, among other things, CT is protected by an exogenous events provision that recognizes and accounts for certain state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

During 2005, CT filed and received PUC approval of an amended plan revising its price adjustment formula to eliminate the 2% annual offset to inflation, and proposing to provide universal availability of broadband

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

services within CT’s service territory no later than December 31, 2008. Under the amended plan, CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. Effective September 1, 2005, CT raised certain rates to recover approximately $3,200 on an annualized basis, which reflects changes in the rate of inflation as provided in its alternative regulation plan. On February 1, 2006, CT filed notice with the PUC that it would seek approval to raise certain rates to recover approximately $4,100 on an annualized basis, effective May 16, 2006.

The PUC is currently considering changes in intrastate switched access rates and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. This proceeding, which was begun in December 2004, primarily addresses the rates that CT charges to long-distance carriers for in-state toll calls that originate or terminate on CT’s local telephone lines. In previous PUC orders, reductions in in-state access charges have been offset by revenue-neutral increases in our monthly local service rates. CT also receives funding from the state USF, which could be affected by the PUC’s investigation. In August 2005, the PUC issued an order deferring this investigation for twelve months or until the FCC concludes its investigation of intercarrier compensation, whichever occurs earlier. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 32.0% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by NECA. The purpose of the average schedule formulas is to estimate the costs of smaller telephone companies, like CT, without requiring them to perform expensive cost studies. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, NECA is required to review these formulas annually. In December 2005, NECA submitted proposed formula changes to the FCC which, if approved, would result in a reduction in CT’s interstate access revenues of approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, NECA proposed a phased-in structural change to the formulas that would reduce CT’s settlements by approximately $0.4 million in 2006, $2.2 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. It is possible that future changes to the formulas or FCC disallowance of the phase-in may cause additional changes (either increases or decreases) in CT’s interstate access revenues.

CT also receives funding from the federal USF, under formulas adopted by the FCC. During the Fund’s fiscal year ending June 30, 2006, CT is entitled to receive approximately $20.0 million in interstate common line support (“ICLS”). Changes in the federal USF formulas could have a material effect on CT’s revenues. The FCC currently is considering changes to the USF funding mechanism, but at this time we are unable to predict either the timing or the impact of any changes it may adopt.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of intercarrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has recently solicited comments from the public on a variety of proposed approaches to reforming intercarrier compensation. Some of these proposals, if adopted, would also affect CT’s intrastate access charges, and the amount of USF funding it receives. CTE has been active in addressing these proposals through its industry association, the United States Telecom Association (“USTA”). The FCC had expressed a tentative preference for moving to a “bill and keep” regime, whereby carriers would exchange traffic with one another without payment of compensation, but may also consider alternative

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

approaches. Since CT currently derives a significant portion of its revenues from intercarrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT such as the ability to raise other rates to offset reductions in intercarrier compensation, a transition period and/or increased universal service funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

CT, CTSI and CLD are required to make contributions to the federal USF, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. The FCC is currently considering changes to its USF regulations that, if adopted, would alter the basis upon which USF contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear whether the FCC will adopt any of these proposals. Based on the foregoing, the application and effect of the USF requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On June 24, 2005, Sprint filed an Answer to CT’s Protest and Motion to Dismiss. On May 27, 2005, Core Communications, Inc. filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On July 18, 2005, as part of a group comprised of several Pennsylvania Telephone Association member companies, CT filed a Protest and Motion to Dismiss with the PUC. On September 22, 2005, Service Electric Telephone Company, LLC. (“SET”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the remaining service territory of CT. CT responded to this application in a similar manner to the others that have been filed. SET received authority to offer facilities based local exchange telecommunications services in a limited portion of CT’s service area in 2001. It is not possible to predict the outcome of any of these proceedings at this time.

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

On September 23, 2005, the FCC adopted an order relaxing its regulation of broadband Internet access offered by incumbent local exchange carriers, such as CT. Under this order, telephone companies will have the

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

option of offering broadband Internet access either as a tariffed telecommunications service or as a non-tariffed information service. Companies will not be required to provide unbundled broadband transmission services to third-party Internet access providers. This decision, which remains subject to judicial review, does not directly affect CT because CT does not currently offer Internet access as a regulated service; rather, its affiliate epix offers unregulated Internet access services. However, we believe this decision will give CT greater flexibility in the future should it choose to offer wireline broadband Internet access.

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

On June 3, 2005, the FCC released new rules requiring providers of Voice over Internet Protocol (“VoIP”) telephone services to provide access to E911 emergency services. This ruling does not directly affect either CT or CTSI because they do not provide VoIP services. This decision is expected to increase the costs of entry and ongoing operation for VoIP providers and therefore, may somewhat reduce the risk of competition that CT and CTSI face from these companies. The FCC ruling may be subject to agency reconsideration or judicial review.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops. Verizon is not, however, required to permit unbundled access to newly-constructed fiber optic facilities serving primarily residential premises. Verizon also will no longer be required to offer unbundled local

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

switching, but CTSI does not use that element significantly. Verizon will also be required to provide some other network elements (including high-capacity loops and transport facilities) in many, but not all, of the markets it serves, but CTSI does not rely extensively on these elements.

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

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, the amount of compensation payable to CTSI on calls to ISPs above a 3 to 1 ratio generally is limited to $0.0007 per minute. In 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

Although declining from historical levels, CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 15.1% and 17.1% of CTSI’s revenues for the year ended December 31, 2005 and 2004, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the year ended December 31, 2005, CTSI recorded approximately $5,829 or 6.7% of its revenues from compensation revenue from ISP traffic. This compares to $6,335 or 7.6% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $3,331 or 1.0% and $2,854 or 0.9% of our total consolidated revenues for the year ended December 31, 2005 and 2004, respectively. Revenues from interstate access charges represented approximately 0.3% and 0.5% of our consolidated revenues, for the year ended December 31, 2005

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

and 2004, respectively. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, may continue to have a negative impact on these revenues.

CTSI may also be affected by any changes in FCC rules governing intercarrier compensation, as discussed above with respect to CT.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

For the Years Ended December 31,

	2005	2004	2003	2002	2001
Sales	$333,856	$335,811	$335,722	$318,555	$306,614
Net income	70,108	62,031	72,865	57,124	43,132
Diluted earnings per share	2.71	2.60	2.92	2.42	1.84
Dividends per share	14.50	—	—	—	—
Total assets as of period end	555,394	783,431	851,653	554,039	564,604
Long-term debt, net of current maturities as of period end	300,000	300,000	323,898	77,299	151,309

•	2003 includes the effects of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

•	2003 includes the issuance of $300,000 of convertible notes.

•	2005 includes the payment of $315,877 cash dividends.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 10, 2006

/s/ Michael J. Mahoney	/s/ Donald P. Cawley
Michael J. Mahoney President and Chief Executive Officer	Donald P. Cawley Executive Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Commonwealth Telephone Enterprises, Inc.:

We have completed integrated audits of Commonwealth Telephone Enterprises, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 15(a)(1) of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2006

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$333,856	$335,811	$335,722

Costs and expenses (excluding other operating expenses itemized below)	163,914	159,189	162,840
Depreciation and amortization	57,892	70,974	71,137
Restructuring reversals (see Note 4)	(31)	(799)	(1,636)

Operating income	112,081	106,447	103,381
Interest and dividend income	8,375	5,773	3,372
Interest expense	(14,084)	(16,800)	(13,560)
Other income (expense), net	(896)	686	(884)
Equity in income of unconsolidated entities	3,177	3,236	2,698

Income before income taxes	108,653	99,342	95,007
Provision for income taxes	38,545	37,311	35,372

Income before cumulative effect of accounting change	70,108	62,031	59,635
Cumulative effect of accounting change, net of tax (see Note 2)	—	—	13,230

Net income	70,108	62,031	72,865

Unrealized gain on derivative instruments, net of tax	703	1,660	1,632
Minimum pension liability adjustment, net of tax	(2,288)	—	2,839

Comprehensive net income	$68,523	$63,691	$77,336

Basic earnings per share:
Income before cumulative effect of accounting change	$3.24	$2.91	$2.54
Cumulative effect of accounting change, net of tax	—	—	0.56

Net income	$3.24	$2.91	$3.10

Weighted average shares outstanding	21,617,630	21,325,907	23,515,367
Diluted earnings per share:
Income before cumulative effect of accounting change	$2.71	$2.60	$2.41
Cumulative effect of accounting change, net of tax	—	—	0.51

Net income	$2.71	$2.60	$2.92

Weighted average shares and common stock equivalents outstanding	28,592,549	26,779,685	26,105,917

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Par Value)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and temporary cash investments	$104,968	$312,260
Accounts receivable, net of allowance for doubtful accounts of $1,362 in 2005 and $2,185 in 2004	25,312	27,173
Unbilled revenues	11,216	12,916
Material and supply inventory, at average cost	5,395	6,071
Prepayments and other	3,435	2,734
Deferred income taxes	11,275	13,388

Total current assets	161,601	374,542

Property, plant and equipment, net of accumulated depreciation of $550,007 in 2005 and $506,711 in 2004	368,506	382,523
Investments	10,269	10,338
Other assets	15,018	16,028

Total assets	$555,394	$783,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Capital lease obligation	$360	$721
Accounts payable	26,590	25,012
Notes payable	35,000	35,000
Advance billings and customer deposits	5,248	5,316
Accrued interest	5,083	5,995
Accrued restructuring expense	—	344
Accrued expenses	33,854	49,062

Total current liabilities	106,135	121,450

Long-term debt	300,000	300,000
Capital lease obligation	—	361
Deferred income taxes	72,490	77,279
Other liabilities	20,904	18,411

Commitments and contingencies (see Note 12)
Common shareholders’ equity
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,226,482 and 24,172,376; outstanding: 21,842,918 and 21,123,262, in 2005 and 2004, respectively)	24,226	24,172
Additional paid-in capital	118,723	284,358
Deferred compensation	(16,861)	(10,093)
Accumulated other comprehensive loss	(2,415)	(830)
Retained earnings	26,327	86,931
Treasury stock at cost (2,383,564 and 3,049,114 shares in 2005 and 2004, respectively)	(94,135)	(118,608)

Total common shareholders’ equity	55,865	265,930

Total liabilities and shareholders’ equity	$555,394	$783,431

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$70,108	$62,031	$72,865
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	(13,230)
Depreciation and amortization	57,892	70,974	71,137
Deferred income taxes, net	(1,669)	137	14,791
Provision for loss on accounts receivable	712	736	1,230
Dividend and debt exchange fees	1,399	—	—
Equity in income of unconsolidated entities	(3,177)	(3,236)	(2,698)
Tax benefit on stock compensation	3,410	880	744
Non-cash compensation	10,203	4,671	3,145
Non-cash amortization of debt issuance costs	1,774	1,758	1,298
Non-cash restructuring (reversals) provisions	32	(332)	(790)
Gain on sale of expansion market assets	(63)	(467)	(846)
Other non-cash items	—	100	6
Net change in certain assets and liabilities:
Accounts receivable	1,149	7,414	1,266
Accounts receivable/payable related parties	—	188	492
Unbilled revenues	1,700	1,803	(362)
Material and supply inventory	676	787	888
Income taxes receivable	—	—	30
Prepayments and other	(700)	17	(167)
Other assets	2,775	483	439
Accounts payable	1,578	(4,113)	(1,368)
Advance billings and customer deposits	(68)	104	(658)
Accrued expense—restructuring	(376)	(136)	(427)
Accrued expenses	(15,370)	726	4,376
Other liabilities	(3,480)	(2,021)	(1,886)

Net cash provided by operating activities	128,505	142,504	150,275

Cash flows from investing activities:
Additions to property, plant and equipment	(43,875)	(43,519)	(47,372)
Proceeds on sale of expansion market assets	63	245	846
Other	3,245	3,410	2,790

Net cash used in investing activities	(40,567)	(39,864)	(43,736)

Cash flows from financing activities:
Redemption of long-term debt	—	(29,521)	(56,788)
Proceeds from the exercise of stock options	23,678	9,136	3,881
Proceeds from borrowings of long-term debt	—	—	300,000
Redemption of short-term debt	—	(30,000)	—
Capital lease payments	(722)	(777)	(491)
Stock repurchases	—	(75,177)	(43,367)
Dividends paid	(315,877)	—	—
Dividend and debt exchange fees paid	(2,149)	—	—
Payment made for debt issuance costs	(160)	(76)	(8,674)

Net cash (used in)/provided by financing activities	(295,230)	(126,415)	194,561

Net (decrease)/increase in cash and temporary cash investments	$(207,292)	$(23,775)	$301,100
Cash and temporary cash investments at beginning of year	$312,260	$336,035	$34,935

Cash and temporary cash investments at end of year	$104,968	$312,260	$336,035

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,035	$14,246	$8,228
Income taxes	$45,506	$26,923	$20,904
Supplemental disclosures of non-cash information:
Equipment acquired under capital lease obligation	$—	$—	$2,163
Stock based compensation	$14,008	$7,482	$6,576

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(Thousands of Dollars)

	Common Par Value	Class B Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2002	$21,489	$5,818	$256,594	$(2,676)	$(6,961)	$77,969	$(131,243)	$220,990
Net income						72,865		72,865
Restricted stock	163		6,091	(3,622)				2,632
Conversions	8	(8)						—
Stock option plan transactions	146		3,735					3,881
Executive stock purchase plan				(153)				(153)
Tax benefits related to stock options			744					744
Recapitalization	2,208	(2,026)	(182)					—
Retire treasury stock		(3,784)				(125,934)	129,718	—
Stock repurchases							(43,367)	(43,367)
Minimum pension liability adjustment, net of tax					2,839			2,839
Unrealized gain on derivative instruments, net of tax					1,632			1,632
Other			94				572	666

Balance, December 31, 2003	24,014	—	267,076	(6,451)	(2,490)	24,900	(44,320)	262,729
Net income						62,031		62,031
Restricted stock	(115)		7,298	(3,356)				3,827
Stock option plan transactions	273		8,863					9,136
Executive stock purchase plan				(286)				(286)
Tax benefits related to stock options			880					880
Stock repurchases							(75,177)	(75,177)
Unrealized gain on derivative instruments, net of tax					1,660			1,660
401(k) match			227				846	1,073
Other			14				43	57

Balance, December 31, 2004	24,172	—	284,358	(10,093)	(830)	86,931	(118,608)	265,930
Net income						70,108		70,108
Restricted stock	2		5,717	(982)			1,241	5,978
Stock option plan transactions	52		1,614				22,012	23,678
Executive stock purchase plan				266				266
Tax benefits related to stock options			3,410					3,410
Dividends			(176,538)	(6,052)		(130,712)	78	(313,224)
Minimum pension liability adjustment, net of tax					(2,288)			(2,288)
Unrealized gain on derivative instruments, net of tax					703			703
401(k) match			164				1,091	1,255
Other			(2)				51	49

Balance, December 31, 2005	$24,226	$—	$118,723	$(16,861)	$(2,415)	$26,327	$(94,135)	$55,865

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK

For the Years Ended December 31, 2005, 2004 and 2003

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	21,488,697	44,484	21,444,213
Conversions	8,654	—	8,654
Stock option plan transactions	146,267	—	146,267
Restricted stock	162,625	—	162,625
Recapitalization	2,207,659	—	2,207,659
Stock repurchase program	—	1,179,200	(1,179,200)
Other	—	(16,668)	16,668

Balance, December 31, 2003	24,013,902	1,207,016	22,806,886
Stock option plan transactions	272,945	—	272,945
Restricted stock	(6,750)	—	(6,750)
Restricted stock conversion	(107,721)	—	(107,721)
Stock repurchase program	—	1,868,044	(1,868,044)
401(k) match	—	(24,646)	24,646
Other	—	(1,300)	1,300

Balance, December 31, 2004	24,172,376	3,049,114	21,123,262
Stock option plan transactions	52,106	(598,468)	650,574
Restricted stock	2,000	(35,888)	37,888
401(k) match	—	(29,794)	29,794
Other	—	(1,400)	1,400

Balance, December 31, 2005	24,226,482	2,383,564	21,842,918

CLASS B COMMON STOCK For the Years Ended December 31, 2005, 2004 and 2003

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2002	5,818,684	3,784,649	2,034,035
Conversions	(8,654)	—	(8,654)
Recapitalization	(2,025,381)	—	(2,025,381)
Retire treasury stock	(3,784,649)	(3,784,649)	—

Balance, December 31, 2003	—	—	—

Balance, December 31, 2004	—	—	—

Balance, December 31, 2005	—	—	—

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

Access revenue consists primarily of charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. If the Company determines that a portion of the amounts billed may not be realizable due to uncertainty surrounding the jurisdiction or rate applied to the billing, we defer recognition of this specific revenue because the carrier has the ability to dispute the billing within a certain timeframe depending on the jurisdiction. Upon expiration of the statute of limitations, these revenues are no longer subject to claim or refund and therefore the Company records the recognition of this revenue.

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

We defer and amortize CT, CTSI and epix installation revenue as well as associated incremental service installation costs, not in excess of installation revenue, over their respective estimated customer lives that are estimated to be 7 years, 3.2 years and 1.5 years, respectively. We carry in the Consolidated Balance Sheets

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

deferred credits of $6,154 and $6,188 as of December 31, 2005 and 2004, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $6,154 and $6,188 as of December 31, 2005 and 2004, respectively, in other assets representing the unamortized portion of installation costs.

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

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,080, $3,212 and $3,027 in 2005, 2004 and 2003, respectively.

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

At December 31, 2005, the Company had three common stock compensation plans as more fully described in Note 9 to the Consolidated Financial Statements.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted in 2005, 2004 and 2003; as a result, no Black-Scholes valuation was required to be made.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	For the Years Ended December 31,
	2005	2004	2003
Net income—as reported	$70,108	$62,031	$72,865
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	6,436	3,045	2,192
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(8,294)	(5,797)	(5,517)

Net income—pro forma	$68,250	$59,279	$69,540
Net income adjustment for interest on convertible debt, net of tax	7,491	7,480	3,369

Pro forma diluted earnings per share numerator	$75,741	$66,759	$72,909

Net earnings per share:
Basic earnings per share—as reported	$3.24	$2.91	$3.10
Basic earnings per share—pro forma	3.16	2.78	2.96
Diluted earnings per share—as reported	2.71	2.60	2.92
Diluted earnings per share—pro forma	2.65	2.49	2.80

Earnings Per Share—Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each year.

Diluted earnings per share are based on net income divided by the weighted average number of shares of common stock outstanding during each year after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future that were not included in the computation of

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

diluted earnings per share because to do so would have been antidilutive for the periods presented, were approximately 3,508, 25,441 and 47,289 for the years ended December 31, 2005, 2004 and 2003, respectively.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. Prior period diluted earnings per share amounts were restated to conform to this consensus.

	For the Years Ended December 31,
	2005	2004	2003
Basic earnings per share:
Income before cumulative effect of accounting change	$70,108	$62,031	$59,635
Cumulative effect of accounting change, net of tax	—	—	13,230

Net income	$70,108	$62,031	$72,865

Weighted average shares outstanding	21,617,630	21,325,907	23,515,367
Income before cumulative effect of accounting change	$3.24	$2.91	$2.54
Cumulative effect of accounting change, net of tax	—	—	0.56

Net income per share	$3.24	$2.91	$3.10

Diluted earnings per share:
Income before cumulative effect of accounting change	$70,108	$62,031	$59,635
Cumulative effect of accounting change, net of tax	—	—	13,230

Net income	70,108	62,031	72,865
Net income adjustment for interest on convertible debt, net of tax	7,491	7,480	3,369

Net income as adjusted	$77,599	$69,511	$76,234

Weighted average shares outstanding	21,617,630	21,325,907	23,515,367
Dilutive shares resulting from common stock equivalents	262,390	190,608	182,469
Dilutive shares resulting from convertible debt	6,712,529	5,263,170	2,408,081

Weighted average shares and common stock equivalents outstanding	28,592,549	26,779,685	26,105,917

Income before cumulative effect of accounting change	$2.71	$2.60	$2.41
Cumulative effect of accounting change, net of tax	—	—	0.51

Net income per share	$2.71	$2.60	$2.92

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

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 6.32%, 8.05% and 8.37% in 2005, 2004 and 2003, respectively. At the time telephone plant is retired, the original cost less salvage, is charged to accumulated depreciation. All other property, plant and equipment gain or loss is recognized on retirements and dispositions.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Late in the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. This review involved a detailed analysis of assets in our network and incorporated our expectations for expansion and customer demand for new technology. Also, the second quarter of 2005 review incorporated the results of the Chapter 30 Plan amendment that was approved by the Pennsylvania Public Utility Commission in March 2005, which prescribed the broadband capability we are required to provide to our customers by December 31, 2008, and which clarified our expectations with regard to future capital deployment requirements in CT’s territory. Specifically, the revised Chapter 30 Plan allows us to build upon, in large part, our current network, which we believe justifies a longer useful life for such assets. As a result of this review, we revised the useful lives of certain classes of assets, primarily digital equipment electronic switching, digital circuit transmission and computers and software. The impact of these changes was a lengthening of useful lives that had the effect of reducing depreciation by $7,248 (after-tax) or $0.25 per diluted share for the twelve months ended December 31, 2005.

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal did exceed gross salvage.

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

In connection with the adoption of this standard, we were required to remove all existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change, net of tax, which increased net income in 2003 by $13,230 or $0.56 per share ($0.51 per share on a diluted basis).

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2003:

	For the Year Ended December 31, 2003
	As Reported	Pro Forma
Net income	$72,865	$59,635
Basic earnings per share	3.10	2.54
Diluted earnings per share	2.92	2.41

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The application of this Interpretation did not have a material effect on our results of operations or financial condition.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Leasehold Improvements—Leasehold improvements are amortized over the lesser of the leasehold improvement’s useful life or the term of the underlying lease (including renewals that are deemed to be reasonably assured) at the date the leasehold improvement is purchased.

Derivative Instruments—We utilize interest rate swap agreements to reduce our exposure to interest rate fluctuation on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Amounts to be paid or received under interest rate swap agreements are accrued and recognized over the life of the swap agreements as an adjustment to interest expense.

The interest rate swaps meet the eligibility requirements for hedge accounting and are considered to be cash flow hedges. The fair value of the interest rate swaps is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair values of the interest rate swaps at January 1, 2003, were ($6,341). For the year ended December 31, 2003, we recorded an adjustment of $2,511 to adjust the fair value of the swaps to ($3,830). For the year ended December 31, 2004, we recorded an adjustment of $2,554 to adjust the fair value of the swaps to ($1,276). For the year ended December 31, 2005, we recorded an adjustment of $1,082 to adjust the fair value of the swaps to ($194). The adjustment of $703, net of taxes of $379 in 2005, the adjustment of $1,660, net of taxes of $894 in 2004 and the adjustment of $1,632, net of taxes of $879 in 2003 are reported as unrealized gains (losses) on derivative instruments in accumulated other comprehensive income (loss).

The interest rate swaps are highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculate the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows on the debt to measure ineffectiveness. At December 31, 2005, the swaps were 100% effective. For the years ended December 31, 2005, 2004 and 2003, the ineffectiveness charged to earnings was $0.

Other Assets—Other assets principally include the unamortized portion of installation costs, costs incurred to obtain financing, prepaid pension cost and pension intangible.

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

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,”

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

and amends FASB Statement No. 95, “Statement of Cash Flows.” For public companies, FAS 123(R) was effective for periods beginning after June 15, 2005, however, in April of 2005, the SEC delayed the effective date. FAS 123(R) is effective for public companies for annual periods that begin after June 15, 2005.

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

On January 1, 2006, we adopted the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods. Under the MPA method without restatement approach, we recognize compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006, is recognized using the measurement data and attribution method used in our FAS 123 pro forma disclosures as those services are received after January 1, 2006. In addition, we are required to estimate the compensation cost of awards that are likely to be forfeited during the remaining vesting period and record a cumulative effect adjustment effective January 1, 2006. These amounts will not be material to our results of operations or financial condition.

For restricted stock, we recognize compensation cost over the four-year vesting period (the “nominal vesting period approach”). For any employee that retires before the end of the vesting period, we would recognize any unamortized compensation cost at the date of retirement. With adoption of FAS 123(R), compensation cost is recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved (the “non-substantive vesting period approach”). If we had applied the non-substantive vesting period approach, compensation cost would have increased by $0 for both of the years ended December 31, 2005 and 2004.

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

The CT segment includes the results of CLD, a reseller of long-distance services and the portion of the digital subscriber line (“DSL”) product offering, in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural eastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier, offering bundled local and long-distance telephone, DSL and enhanced services.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The Other segment includes the results of Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), which provides dial-up Internet service; and CTE’s corporate entity.

No single external customer contributes ten percent or more of CTE’s consolidated revenues.

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

	For the Year Ended December 31, 2005
	CT	CTSI	Other	Consolidated
Sales	$251,066	$86,954	$18,948	$356,968
Elimination of intersegment sales	22,602	459	51	23,112
External sales	228,464	86,495	18,897	333,856
Costs and expenses	79,153	54,315	30,446	163,914
Depreciation and amortization	37,439	19,271	1,182	57,892
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	111,872	12,940	(12,731)	112,081
Identifiable assets	337,795	138,521	79,078	555,394
Capital expenditures	27,174	15,320	1,381	43,875

	For the Year Ended December 31, 2004
	CT	CTSI	Other	Consolidated
Sales	$246,788	$84,022	$24,602	$355,412
Elimination of intersegment sales	19,122	454	25	19,601
External sales	227,666	83,568	24,577	335,811
Costs and expenses	79,219	53,809	26,161	159,189
Depreciation and amortization	48,047	20,205	2,722	70,974
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	100,400	10,353	(4,306)	106,447
Identifiable assets	372,393	137,567	273,471	783,431
Capital expenditures	26,960	14,858	1,701	43,519

	For the Year Ended December 31, 2003
	CT	CTSI	Other	Consolidated
Sales	$237,257	$86,040	$26,638	$349,935
Elimination of intersegment sales	13,430	704	79	14,213
External sales	223,827	85,336	26,559	335,722
Costs and expenses	79,730	55,610	27,500	162,840
Depreciation and amortization	46,944	20,748	3,445	71,137
Restructuring reversals	—	(1,636)	—	(1,636)
Operating income (loss)	97,153	10,614	(4,386)	103,381
Identifiable assets	374,903	156,616	320,134	851,653
Capital expenditures	26,448	19,198	1,726	47,372

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table shows a reconciliation of operating income for the reportable business segments to income before taxes:

	For the Years Ended December 31,
	2005	2004	2003

Operating income from reportable segments	$124,812	$110,753	$107,767
Other segment	(12,731)	(4,306)	(4,386)
Interest and dividend income	8,375	5,773	3,372
Interest expense	(14,084)	(16,800)	(13,560)
Other income (expense), net	(896)	686	(884)
Equity in income of unconsolidated entities	3,177	3,236	2,698

Consolidated income before income taxes	$108,653	$99,342	$95,007

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

Payments were $376, $136 and $427 for the years ended December 31, 2005, 2004 and 2003, respectively. Reversals (net of provisions) were ($32), $332 and $790 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, assets that we had previously written off were sold returning a gain of $63 in 2005 and $245 in 2004. In 2004, we reversed $222 of our reserve associated with disposal costs of exit market inventory. As of December 31, 2005, the balance in accrued restructuring expense is $0.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,
		2005	2004
Land		$1,738	$1,738
Building and leasehold improvements	3-40	37,286	36,819
Central office equipment	5-18	405,506	389,721
Outside communications plant	20-40	388,571	377,043
Furniture, vehicles and other equipment	3-25	85,412	83,913

Total property, plant and equipment		918,513	889,234
Less accumulated depreciation		(550,007)	(506,711)

Property, plant and equipment, net		$368,506	$382,523

Depreciation and amortization expense was $57,892, $70,974 and $71,137 for the years ended December 31, 2005, 2004 and 2003, respectively.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

6. Investments

Investments are as follows:

	December 31,
	2005	2004
Rural Telephone Bank (“RTB”) Stock	$6,409	$6,409
Yellow Book, USA, L.P. Partnership	3,859	3,928
CoBank and other	1	1

Total investments	$10,269	$10,338

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the RTB equal to approximately 5% of the amount borrowed. Such class of stock is entitled to cash dividends which are included in interest and dividend income and were approximately $1,700, $1,800 and $1,300 for the years ended December 31, 2005, 2004 and 2003, respectively. As part of the 2006 Agriculture Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders will obtain a cash payout for their stock. We have received stock dividends with a face value of approximately $23,600 in accordance with the provisions of our previous financing arrangements with the RTB. These stock dividends will be recognized as income and will be subject to the statutory federal and state income tax rates when the underlying security is redeemed for cash, which we believe will be no later then the end of the second quarter of 2006.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends. Approximately 60% of the patronage dividends are received in cash, with the balance in CoBank equity. The cash portion is included in interest and dividend income and was $293, $197 and $237 for the years ended 2005, 2004 and 2003, respectively. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.2 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2007.

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

7. Other Assets

Other assets consist of the following:

	December 31,
	2005	2004
Unamortized debt issuance costs	$4,596	$6,210
Prepaid pension cost	—	3,419
Pension intangible	3,679	—
Unamortized installation costs	6,154	6,188
Other	589	211

Total other assets	$15,018	$16,028

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

8. Debt

a. Long-term debt—Long-term debt and capital lease obligations outstanding are as follows:

	December 31,
	2005	2004
Convertible notes	$300,000	$300,000
Capital lease obligation	360	1,082
Due within one year	(360)	(721)

Total long-term debt and capital lease obligations	$300,000	$300,361

In July of 2003, we sold $300,000 principal amount of 3.25% convertible notes due 2023. On June 24, 2005, we launched an exchange offer pursuant to which we offered to exchange up to $300,000 of our then outstanding 3.25% convertible notes (the “Old Notes”) for new 2005 Series A 3.25% convertible notes (the “New Notes”) due 2023 in an equal principal amount plus an exchange fee of $2.50 per $1,000 principal amount of existing notes. The New Notes contain terms that provide us with the flexibility to settle conversion of the notes with cash, common stock or a combination of cash and common stock. The Old Notes require us to settle conversions of notes with shares of common stock. The change to the terms of the notes allows us to reduce the dilutive effect on our common stock that would be caused by future conversion of the convertible notes. The terms of the New Notes maintain full dividend protection for the holders of the notes. The exchange offer closed on August 3, 2005, at which time a total of $63,892 principal amount of New Notes were issued in exchange for the same principal amount of Old Notes and an exchange fee of $160 was paid. We intend to continue to consider other options to further reduce or possibly eliminate the dilutive effect of future conversions, including common share repurchases depending on market conditions.

Holders of Old Notes may convert their notes into shares of our common stock and holders of New Notes may convert their notes with settlement, at our election, in our common stock, cash or a combination of cash and our common stock prior to the close of business on the final maturity date under any of the following circumstances:

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

We have applied the guidance provided in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” in accounting for the exchange offer. In this regard, we have determined that the exchange offer did not result in a substantial modification of terms and was not treated as an extinguishment of debt. Per the guidance, fees paid by the Company of $160 to Holders will be amortized to the first put date, July 15, 2008, and costs incurred with third parties of approximately $421 directly related to the exchange have been expensed as incurred.

The settlement terms of the Company’s 3.25% convertible notes were evaluated against the guidance in EITF Issue 01-6 “The Meaning of Indexed to a Company’s Own Stock” within the meaning of paragraph 11(a) of FASB Statement No. 133. As a result of this evaluation, the Company determined that the contingent interest

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

portion and the trading price condition feature do not pass the requirements of paragraph 11(a) because they are dual-indexed to the trading price of the Company’s common stock and debt fair values. The contingent interest feature and the trading price condition feature are bifurcated and separated from the debt host contract and accounted for as a derivative instrument in accordance with the provisions in FASB Statement No. 133. Based on fair value estimates determined with the assistance of a third party, we have determined that the impact of these embedded derivatives was not material for the years ended December 31, 2005, 2004 and 2003.

b. Short-term debt—An amended $85,000 revolving line of credit agreement with CoBank was entered into on May 31, 2005, with a $35,000 balance outstanding. The line of credit is at interest rates that are based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio at CT. For all periods presented, we were in compliance with our covenants. As of December 31, 2005 the weighted average interest rate, not subject to an interest rate swap, was 4.69% on borrowings of $35,000. The revolving line of credit agreement provides for the availability of credit to May 29, 2006. We may refinance all or a portion of this line of credit when it becomes due.

9. Common Stock Plans

The CTE Equity Incentive Plan, as amended, provides for the issuance of up to 5,350,000 shares of common stock pursuant to awards granted under the Plan. Awards granted under the Plan may include incentive stock options, nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. Restricted stock awards (either in the form of restricted shares or units) currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant. Restricted shares, whether or not voted, are entitled to vote and to receive dividends. Restricted share units do not give the holder any rights as a shareholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends of common stock.

Our Non-Management Directors’ Stock Compensation Plan provides for the grant of up to 250,000 shares of common stock to all members of our Board of Directors who are not, as of the date of any award, our employees. Awards granted under this Plan may include nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director. Restricted stock awards (either in the form of restricted shares or units) vest fully commencing one year from the date of the grant. Restricted shares, whether or not voted, are entitled to vote and to receive dividends. Restricted share units do not give the holder any rights as a shareholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends on common stock.

In connection with the payment of the dividends on June 30, 2005, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44,” there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the June 2005 dividends due to the fact that the transaction was an equity restructuring. The range of exercise prices for options outstanding at December 31, 2005, was $8.27 to $40.47. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2002	1,508,648	$35.97
Granted	—	$—
Exercised	(146,267)	$26.53
Canceled	(53,000)	$45.51

Outstanding December 31, 2003	1,309,381	$36.63
Granted	—	$—
Exercised	(272,945)	$33.47
Canceled	(31,100)	$43.11

Outstanding December 31, 2004	1,005,336	$37.29
Granted (as a result of the dividend)	129,110	$—
Exercised	(650,574)	$36.40
Canceled	(27,313)	$28.29

Outstanding December 31, 2005	456,559	$28.56

Shares exercisable December 31, 2003	706,181	$35.24

Shares exercisable December 31, 2004	645,636	$36.98

Shares exercisable December 31, 2005	275,119	$29.76

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$8.27	939	1.2	$8.27	939	$8.27
$18.35—$28.91	323,376	5.2	25.99	141,936	25.04
$29.95—$40.47	132,244	4.4	34.99	132,244	34.99

Total/weighted average	456,559	4.9	$28.56	275,119	$29.76

As provided for in the CTE Equity Incentive Plan, the fair value of the restricted stock units to be recognized as compensation cost over the four year vesting period is recognized as deferred compensation, shown as a separate reduction of shareholders’ equity.

Year	Shares Issued	Shares Cancelled	Shares Vested	Grant Date Fair Value	Compensation Expense Year Ended December 31, 2005	Compensation Expense Year Ended December 31, 2004	Compensation Expense Year Ended December 31, 2003
2000	155,000	33,750	121,250	$7,333	$—	$554	$1,331
2003	162,125	24,250	74,562	6,206	1,561	1,401	1,230
2004	171,550	16,375	43,388	7,106	2,000	1,405	—
2005	157,995	325	—	7,487	1,922	—	—

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Pursuant to the Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted common stock, in an amount determined by the Corporate Governance Committee, on the date of the Annual Meeting of Shareholders. The fair value of the restricted stock units is recognized as compensation cost over the one-year vesting period.

Year	Shares Issued	Shares Cancelled	Shares Vested	Grant Date Fair Value	Compensation Expense Year Ended December 31, 2005	Compensation Expense Year Ended December 31, 2004	Compensation Expense Year Ended December 31, 2003
2003	9,000	—	9,000	$370	$—	$247	$124
2004	9,000	—	9,000	376	157	219	—
2005	9,000	—	—	462	338	—	—

The table below contains information pertaining to equity compensation plans approved and not approved by security holders:

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,000,501	$36.62	2,080,225
Equity compensation plans not approved by security holders	—		—

Total/weighted average	1,000,501	$36.62	2,080,225

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

At December 31, 2005, there were 116,425 ESPP shares arising from participants’ contributions and 115,020 matching shares. The number of shares vested, including matching shares, at December 31, 2005, was 144,982. We recognize the cost of the matching shares over the vesting period. At December 31, 2005 and 2004, deferred compensation cost relating to matching shares was $1,914 and $1,232, respectively. Expense recognized in 2005, 2004 and 2003, was $1,261, $857 and $688, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

10. Pension and Employee Benefits

Defined benefit pension plan:

Substantially all of our employees are included in a non-contributory defined benefit pension plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Upon retirement, employees are provided a monthly pension based on length of service and compensation.

Pension cost is as follows:

	For the Years Ended December 31,
	2005	2004	2003
Service cost	$3,746	$3,303	$2,853
Interest cost	5,742	5,452	5,231
Expected return on plan assets	(7,285)	(6,577)	(5,817)
Amortization of net (asset) obligation	—	—	(494)
Amortization of prior service cost	530	525	524
Recognized net actuarial loss	386	226	481

Total net periodic benefit cost	$3,119	$2,929	$2,778

We estimate pension cost of approximately $4,300 for 2006.

Plan assets include cash, equity, fixed income securities and pooled funds under management by a financial institution. The allocation of plan assets at December 31, 2005 and 2004 is:

	Target Allocations	Percentage of Plan Assets December 31,
Asset Category	2006	2005	2004
Equity securities	70%	72%	73%
Fixed income securities	30%	28%	27%
CTE Common Stock	—	—	—

The expected long-term rate of return assumption is based on the actual historical rates of return of published indices that are used to measure the plan’s target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment. The investment strategy for plan assets is to maintain a broadly diversified portfolio designed to achieve an average long-term rate of return of 8.5% effective with the 2006 plan year. Assets are strategically allocated between equity and fixed income securities in order to achieve a diversification level that mitigates wide swings in investment returns. Asset allocation target ranges are evaluated at least every three years with the assistance of an external consulting firm. Actual asset allocations are monitored quarterly and rebalancing actions are executed at least quarterly, if required.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the defined benefit pension plan’s funded status and amounts recognized in our Consolidated Balance Sheets:

	December 31,
	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$85,574	$76,821
Actual return on plan assets	5,153	11,445
Employer contributions	—	2,070
Benefits paid	(4,370)	(4,762)

Fair value of plan assets at end of year	$86,357	$85,574

Change in benefit obligation:
Benefit obligation at beginning of year	$101,020	$88,468
Service cost	3,746	3,303
Interest cost	5,742	5,452
Amendments	83	—
Actuarial loss	5,527	8,142
Benefits paid	(4,378)	(4,345)

Benefit obligation at end of year	$111,740	$101,020

Funded status	$(25,383)	$(15,446)
Unrecognized actuarial loss	22,004	14,738
Unrecognized prior service cost	3,679	4,127

Prepaid pension cost	$300	$3,419

The following table details expected benefit payments for the years 2006 through 2015:

Year	Amount
2006	$4,402
2007	4,507
2008	4,709
2009	4,812
2010	4,888
2011-2015	30,149

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2005	2004
Prepaid benefit cost	$—	$3,419
Accrued benefit liability	(7,054)	—
Intangible asset	3,679	—
Accumulated other comprehensive loss	3,675	—

Net amount recognized	$300	$3,419

In the 2005 fourth quarter, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recorded a minimum pension liability of $7,054 representing the difference between the accumulated benefit obligation and the fair value of the Plan assets at December 31, 2005. Also, a pension intangible equal to the unrecognized prior service cost of $3,679 was recognized. A charge to other comprehensive income (loss) in the amount of $3,675 ($2,288 after-tax) represents the excess of additional minimum pension liability over unrecognized prior service cost.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The accumulated benefit obligation was $93,410 and $84,003 at December 31, 2005 and 2004, respectively.

The following assumptions were used in the determination of the net benefit cost:

	2005	2004	2003
Weighted average discount rate	5.75%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The following assumptions were used in the determination of the benefit obligation:

	December 31,
	2005	2004	2003
Weighted average discount rate	5.50%	5.75%	6.25%
Weighted average rate of compensation increases	5.50%	5.50%	5.50%

The discount rate we used was determined using a spot rate yield curve, based on the rates on the Citigroup yield curve, constructed to replicate Aa-graded corporate bonds. The Plan’s projected cash flows were matched to this yield curve to develop an appropriate discount rate. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current market conditions and our best estimate of future economic conditions.

Our policy with respect to funding the plan is to fund at least the minimum required by ERISA, and not more than the amount deductible for tax purposes. No contributions were required to be made to the plan in 2005, and no contributions are required in 2006. We made a required minimum contribution to the plan of $2,070 in the third quarter 2004 for the 2003 plan year with cash generated from operations.

Voluntary Retirement Program (“VRP”) and postretirement benefits:

For former employees included in the VRP that took place in 2001 and 2002, we provide medical benefits until age 65. For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement (benefit) cost is as follows:

	VRP			Postretirement
	For the Years Ended December 31,			For the Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	28	37	52	49	49	72
Amortization of prior service cost	—	—	—	—	—	13
Recognized net actuarial gain	(40)	(50)	(60)	(85)	(109)	(101)

Total net periodic postretirement (benefit) cost	$(12)	$(13)	$(8)	$(36)	$(60)	$(16)

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the plans’ funded status and amounts recognized in our Consolidated Balance Sheets:

	VRP		Postretirement
	December 31,		December 31,
	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	210	258	135	147
Benefits paid	(210)	(258)	(135)	(147)

Fair value of plan assets at end of year	$—	$—	$—	$—

Change in benefit obligation:
Projected benefit obligation at beginning of year	$503	$706	$834	$1,143
Service cost	—	—	—	—
Interest cost	28	37	49	49
Amendments	—	—	—	(135)
Actuarial loss (gain)	100	18	128	(76)
Benefits paid	(210)	(258)	(135)	(147)

Projected benefit obligation at end of year	$421	$503	$876	$834

Funded status	$(421)	$(503)	$(876)	$(834)
Unrecognized actuarial gain	(112)	(252)	(863)	(1,075)
Unrecognized prior service cost	—	—	—	—

Accrued benefit cost	$(533)	$(755)	$(1,739)	$(1,909)

The following table details expected benefit payments for the years 2006 through 2015:

Year	VRP Amount	Postretirement Amount
2006	$159	$123
2007	116	116
2008	61	108
2009	40	100
2010	30	93
2011-2015	21	355

The accrued VRP and the postretirement benefit liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets. The amounts recognized were $533 and $755 at December 31, 2005 and 2004, respectively for the VRP and $1,739 and $1,909 at December 31, 2005 and 2004, respectively for the post retirement plan.

The discount rate used in determining the accumulated VRP and postretirement benefit obligations was 5.50% in 2005 and 5.75% in 2004.

Our portion of the monthly premium for retirees included in the VRP and postretirement benefit obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

from our defined benefit pension plan. The projected benefit obligation relating to this unfunded plan was approximately $1,213, $1,097 and $1,075 at December 31, 2005, 2004 and 2003, respectively. Pension expense for the plan was $67 in 2005, $67 in 2004 and $67 in 2003.

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic cost (benefit) for postemployment benefits was $371 in 2005, $324 in 2004 and ($224) in 2003.

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,030, $1,020 and $964 in 2005, 2004 and 2003, respectively.

11. Income Taxes

The provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2005	2004	2003
Currently payable:
Federal	$35,837	$32,066	$10,548
State	4,376	5,108	1,984

Total current	40,213	37,174	12,532

Deferred, net:
Federal	(9,246)	1,027	21,288
State	7,578	(890)	1,552

Total deferred	(1,668)	137	22,840

Total provision for income taxes	$38,545	$37,311	$35,372

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2005	2004	2003
Income before provision for income taxes	$108,653	$99,342	$95,007

Federal tax provision at statutory rate	38,029	34,770	33,252
Increase (reduction) due to:
State income taxes, net of federal effects	3,626	2,159	2,090
Stock offering costs	—	(37)	68
Plant acquisition costs	12	39	39
Charitable contribution of property	—	(153)	—
Income tax liability true-up, federal and state	(3,154)	618	—
Other, net	32	(85)	(77)

Provision for income taxes	$38,545	$37,311	$35,372

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Net operating loss carryforwards	$3,409	$3,535
Employee benefit plans	9,677	3,606
Reserve for bad debts	449	760
Access settlements and network costs	8,067	10,805
Restructuring reserve	—	130
All other	3,907	3,343

Total deferred tax assets	25,509	22,179

Property, plant and equipment	(67,772)	(74,839)
Contingent convertible debt interest	(15,677)	(8,918)
All other	(811)	(585)

Total deferred tax liabilities	(84,260)	(84,342)

Subtotal	(58,751)	(62,163)

Valuation allowance	(2,464)	(1,728)

Net deferred taxes	$(61,215)	$(63,891)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation, and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2005 was an increase of $736. The net change is due primarily to an analysis of the anticipated realization of the deferred tax assets related to state NOL carryforwards under existing state tax law.

As of December 31, 2005, we have cumulative state net operating losses of $70,000 that can be utilized through 2025. The determination of the state net operating loss carryforward is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carryforward.

In 2005, we performed a detailed review of all deferred tax items and supporting schedules of net book vs net tax values. This review resulted in a net deferred tax benefit of approximately $3,154 ($2,239 impact to the fourth quarter) related to prior years that we recorded in the fourth quarter of 2005. This adjustment did not have a material effect on the current or any prior period’s financial statements.

12. Commitments and Contingencies

a. Total rental expense, including pole and conduit rentals, was $7,960, $7,916 and $7,172 in 2005, 2004 and 2003, respectively. At December 31, 2005, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $4,404 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2006	$2,633
2007	2,051
2008	1,857
2009	1,674
2010	1,463
After 2010	8,619

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

b. Effective July 2, 2004, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2005 (that was subsequently extended through January 31, 2006). The annual commitment, excluding annual increases based on increases in the Consumer Price Index, was $7,479 in 2005. In the second half of 2005, the Company decided not to renew the agreement when it expired. These data processing services were brought in-house starting February 1, 2006.

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

d. We had various purchase commitments at December 31, 2005, related to our 2006 capital budget. CTE’s capital expenditures have averaged $44,922 over the three years ended December 31, 2005.

e. In 2003, CT entered into a thirty-six month capital lease for the purchase of computer hardware. The annual commitment in 2006, excluding the interest component, is $361.

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

d. Interest rate swap—The fair value has been calculated by the counterparty using appropriate valuation methodologies. The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The fair value of the interest rate swaps at January 1, 2004, was ($3,830). For the year ended December 31, 2004, we recorded an adjustment of $2,554 ($1,660 net of tax), to adjust the fair value of the swaps to ($1,276). For the year ended December 31, 2005, we recorded an adjustment of $1,082 ($703 net of tax), to adjust the fair value of the swap to ($194). The remaining interest rate swap expires in the second quarter of 2006.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The estimated fair value of our financial instruments is as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$104,968	$104,968	$312,260	$312,260
Financial liabilities:
Fixed rate long-term debt:
Convertible notes	300,000	294,382	300,000	315,750
Floating rate debt:
Revolving line of credit	35,000	35,000	35,000	35,000
Financial instruments:
Interest rate swaps	(194)	(194)	(1,276)	(1,276)

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

Our trade receivables reflect a customer base primarily centered in eastern and central Pennsylvania. We assess the financial strength of our customers by performing credit evaluations and requiring deposits based on the results of these evaluations; as a result, credit risk is limited. Internet service providers represented approximately 15.1% and 17.1% of CTSI’s revenues for the years ended December 31, 2005 and 2004, respectively. No single customer contributed more than 5% of its revenues.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

15. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$83,529	$83,018	$83,784	$83,525
Operating income	26,050	27,478	27,942	30,611
Net income	15,918	17,194	16,302	20,694
Basic earnings per share:
Net income per share	$0.75	$0.80	$0.74	$0.94
Diluted earnings per share:
Net income per share	$0.67	$0.66	$0.62	$0.77
Common Stock closing price:
High	$50.61	$52.98	$43.54	$37.78
Low	46.50	40.19	37.22	33.48

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales	$84,380	$84,014	$83,776	$83,641
Operating income	26,386	26,735	25,668	27,658
Net income	14,565	16,318	15,119	16,029
Basic earnings per share:
Net income per share	$0.66	$0.77	$0.72	$0.76
Diluted earnings per share:
Net income per share	$0.60	$0.68	$0.64	$0.67
Common Stock closing price:
High	$41.20	$44.77	$45.21	$49.81
Low	36.79	41.24	43.19	43.99

16. Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2005	2004	2003
Purchases from Level 3 Communications, Inc.	$1,254	$93	$418
Sales to Level 3 Communications, Inc.	410	144	24
Other related party revenues	2,163	2,635	2,316
Other related party expenses	9	382	1,638

At December 31, 2005, we had accounts receivable from related parties of $0 and accounts payable to related parties of $0.

Related parties include members of the Board of Directors and their related companies, including Level 3 Communications, Inc. Related party revenues and expenses represent the telephony service provided and the fees paid to these related companies arising from the ordinary course of business.

17. Common Stock

We have authorized 85,000,000 shares of $1 par value CTE Common Stock at December 31, 2005, 2004 and 2003. At December 31, 2002, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In November of 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE Common Stock, which was subsequently increased to $150 million. As of December 31, 2005, we had repurchased 3,047,244 shares, at a cost of $118,544. We have approximately $31,456 available for repurchases under the program. Future share repurchases will be executed at our discretion, based on ongoing assessments of our capital needs, and the market value of our common stock.

On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005 for which $294,138 was paid. A $0.50 per share dividend was paid for the quarters ended September 30, 2005 and December 31, 2005 for which $10,823 and $10,916 was paid in cash, respectively.

In connection with the payment of the special and initial quarterly dividend, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 was also adjusted to reflect all of the dividends based on the terms of the convertible notes. At the conversion price in effect at December 31, 2005, our convertible debt is convertible into 7,285,200 shares of our common stock.

Non-cash compensation, in the form of dividend equivalent units, of $2,662 related to vested, deferred restricted stock units, vested, deferred Executive Stock Purchase Plan (“ESPP”) share units and unvested 401(k) shares was recorded in 2005, in connection with the dividends. The dividends, in the form of dividend equivalent units, on unvested restricted stock and unvested ESPP share units of $6,052 were recorded as deferred compensation in 2005 and will be recognized as compensation cost over the remaining vesting periods. For the year ended December 31, 2005, $1,493 of this deferred compensation was recognized.

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$—	$7,522	$15,371
Interest income-other	—	(1)	15
Other	—	692	9,923

Total income	—	8,213	25,309

Expenses:
Cost of goods sold	—	5,027	8,890
Interest expense on long-term debt, net	12,154	12,626	8,223
Interest expense, net on notes payable to subsidiaries	3,902	4,956	5,861
General and administrative expenses	1,380	3,003	4,756
Depreciation and amortization	—	106	294

Total expenses	17, 436	25,718	28,024

Loss before income taxes and equity in net income of subsidiaries	(17,436)	(17,505)	(2,715)
Benefit for income taxes	(4,391)	(5,571)	(687)

Loss before equity in net income of subsidiaries	(13,045)	(11,934)	(2,028)
Net income of subsidiaries	83,153	71,964	72,195
Equity in income of unconsolidated entities	—	2,001	2,698

Net income	$70,108	$62,031	$72,865
Unrealized gain on derivative instruments, net of tax	703	1,660	1,632
Minimum pension liability adjustment, net of tax	(2,288)	—	2,839

Comprehensive net income	$68,523	$63,691	$77,336

Basic earnings per share:
Net income	$3.24	$2.91	$3.10
Weighted average shares outstanding	21,617,630	21,325,907	23,515,367

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS

	December 31,
	2005	2004
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$2,134	$3,029
Notes receivable affiliates	44,816	25,068
Interest receivable	352	175
Accounts receivable affiliates	24,885	15,038
Accounts receivable other	819	843
Prepayments	302	8
Materials and supply inventory	35	53
Deferred tax assets	654	—

Total current assets	73,997	44,214

Investment in subsidiaries (stated at equity)	443,948	674,945
Deferred tax assets and other	8,275	12,980

Total assets	$526,220	$732,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$138,194	$145,639
Accounts payable to affiliates	4,570	1,795
Accrued liabilities and other	7,974	8,692
Deferred income taxes—current	—	6,988

Total current liabilities	150,738	163,114

Long-term debt	300,000	300,000
Deferred income taxes and other deferred credits	12,563	3,095
Other liabilities	7,054	—
Common shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 24,226,482 shares in 2005 and 24,172,376 shares in 2004	24,226	24,172
Additional paid-in capital	118,723	284,358
Deferred compensation	(16,861)	(10,093)
Accumulated other comprehensive loss	(2,415)	(830)
Retained earnings	26,327	86,931
Treasury stock at cost, 2,383,564 shares in 2005 and 3,049,114 shares in 2004	(94,135)	(118,608)

Total common shareholders’ equity	55,865	265,930

Total liabilities and common shareholders’ equity	$526,220	$732,139

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
Cash flows from operating activities:
Net income	$70,108	$62,031	$72,865
Depreciation and amortization	—	106	294
Deferred income taxes, net	6,501	6,350	8,283
Net change in certain assets and liabilities	(8,219)	4,911	(11,513)
Equity in income of subsidiaries	(83,153)	(71,964)	(72,195)
Equity in income of unconsolidated entities	—	(2,001)	(2,698)
Other	19,420	6,442	6,646

Net cash flow provided by operating activities	4,657	5,875	1,682

Cash flows from investing activities:
Additions to property, plant and equipment	—	(59)	(141)
Dividends from subsidiaries	102,000	—	27,000
Capital contributions to subsidiaries	212,000	(205,758)	(470)
Other	—	1,983	(1)

Net cash provided by (used in) investing activities	314,000	(203,834)	26,388

Cash flows from financing activities:
Redemption of long-term debt	—	—	(30,000)
Borrowings of long-term debt	—	—	300,000
Proceeds from the exercise of stock options	23,678	9,136	3,881
Increase in notes payable to affiliates	(7,445)	11,457	14,900
Decrease (increase) in notes receivable from affiliates	(19,748)	(24,122)	(721)
Stock repurchases	—	(75,177)	(43,367)
Dividends paid	(315,877)	—	—
Payment made for debt issuance costs	(160)	(76)	(8,674)

Net cash (used in) provided by financing activities	(319,552)	(78,782)	236,019

Net increase (decrease) in cash and temporary cash investments	$(895)	$(276,741)	$264,089

Cash and temporary cash investments at beginning of year	$3,029	$279,770	$15,681

Cash and temporary cash investments at end of year	$2,134	$3,029	$279,770

Components of net change in certain assets and liabilities:
Accounts receivable	$(10,000)	$11,250	$(16,871)
Materials and supply inventory	18	2,372	267
Accounts payable	2,740	(4,448)	(960)
Prepayments	(294)	78	(1)
Accrued expenses	(683)	(4,341)	6,052

Net change in certain assets and liabilities	$(8,219)	$4,911	$(11,513)

Supplemental disclosures of non-cash information:
Non-cash contribution of assets to subsidiaries	$—	$(4,340)	$—

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2005, 2004 and 2003

(Thousands of Dollars)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS		DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
		CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS.
2005	$2,185	$712	$513	$2,048	$1,362
2004	$2,329	$736	$578	$1,458	$2,185
2003	$5,520	$1,230	$60	$4,481	$2,329
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS.
2005	$1,728	$736	$—	$—	$2,464
2004	$2,320	$210	$—	$802	$1,728
2003	$2,088	$232	$—	$—	$2,320

S-4