Form 10-Q
period 2006-03-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2006-05-10
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006 there were 21,409,844 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Sales	$82,191	$83,529
Costs and expenses, excluding depreciation and amortization	43,294	39,741
Depreciation and amortization	10,847	17,738

Operating income	28,050	26,050
Interest and dividend income	1,868	2,590
Interest expense	(3,511)	(3,514)
Other income (expense), net	(151)	(27)
Equity in income of unconsolidated entities	445	245

Income before income taxes	26,701	25,344
Provision for income taxes	10,537	9,426

Net income	$16,164	$15,918
Unrealized gain on derivative instruments, net of tax	69	297

Comprehensive income	$16,233	$16,215

Basic earnings per share:
Net income	$0.74	$0.75

Weighted average shares outstanding	21,894,330	21,160,470
Diluted earnings per share:
Net income	$0.61	$0.67

Weighted average shares and common stock equivalents outstanding	29,397,318	26,665,967

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and temporary cash investments	$89,705	$104,968
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,326 at March 31, 2006 and $1,362 at December 31, 2005	37,201	36,528
Other current assets	17,362	8,830
Deferred income taxes	11,967	11,275

Total current assets	156,235	161,601
Property, plant and equipment, net of accumulated depreciation of $555,570 at March 31, 2006 and $550,007 at December 31, 2005	368,326	368,506
Investments	10,216	10,269
Other assets	14,182	15,018

Total assets	$548,959	$555,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$209	$360
Notes payable	35,000	35,000
Accounts payable	25,622	26,590
Accrued expenses	35,949	33,854
Accrued interest	2,649	5,083
Advance billings and customer deposits	5,406	5,248

Total current liabilities	104,835	106,135
Long-term debt	300,000	300,000
Deferred income taxes	75,412	72,490
Other liabilities	22,140	20,904
Commitments and contingencies	—	—
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,226,482 and 24,226,482; outstanding: 21,409,844 and 21,842,918, at March 31, 2006 and December 31, 2005, respectively)	24,226	24,226
Additional paid-in capital	100,636	118,723
Deferred compensation	—	(16,861)
Accumulated other comprehensive loss	(2,346)	(2,415)
Retained earnings	31,445	26,327
Treasury stock at cost, 2,816,638 and 2,383,564 shares at March 31, 2006 and December 31, 2005, respectively	(107,389)	(94,135)

Total common shareholders’ equity	46,572	55,865

Total liabilities and shareholders’ equity	$548,959	$555,394

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$22,471	$31,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(10,605)	(7,848)
Other	435	434

Net cash used in investing activities	(10,170)	(7,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,902)	—
Proceeds from exercise of stock options	638	639
Capital lease payments	(151)	(181)
Stock repurchases	(17,149)	—

Net cash (used in)/provided by financing activities	(27,564)	458

Net (decrease)/increase in cash and temporary cash investments	(15,263)	24,626

Cash and temporary cash investments at beginning of year	104,968	312,260

Cash and temporary cash investments at March 31,	$89,705	$336,886

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,446	$5,439

Income taxes	$3,514	$2,702

Supplemental disclosures of non-cash information:
Stock based compensation	$144	$6,558

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2005	$24,226	$118,723	$(16,861)	$(2,415)	$26,327	$(94,135)	$55,865
Net income					16,164		16,164
Restricted stock		(740)				2,696	1,956
Stock option plan transactions		(215)				853	638
Executive stock purchase plan		(471)					(471)
Tax benefits related to stock activity		(303)					(303)
Dividends		147			(11,046)		(10,899)
Stock repurchase program						(17,149)	(17,149)
Unrealized gain on derivative instruments, net of tax				69			69
Stock option compensation cost		389					389
401(k) match		(33)				346	313
Transfer deferred compensation balance to additional paid-in capital		(16,861)	16,861				—

Balance, March 31, 2006	$24,226	$100,636	$—	$(2,346)	$31,445	$(107,389)	$46,572

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2005	24,226,482	2,383,564	21,842,918
Stock option plan transactions	—	(8,665)	8,665
Restricted stock	—	(73,169)	73,169
Stock repurchase program	—	524,300	(524,300)
401(k) match	—	(9,392)	9,392

Balance, March 31, 2006	24,226,482	2,816,638	21,409,844

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company (as defined below) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2005.

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

2. Dividend Accounting - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005, which were paid on June 30, 2005, to holders of record on June 15, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. A $0.50 per share dividend was paid for the quarters ended September 30, 2005 and December 31, 2005. On February 21, 2006, our Board of Directors declared a $0.50 per share dividend for the quarter ending March 31, 2006, which was paid on March 31, 2006, to holders of record on March 15, 2006, for which $10,902 was paid in cash.

In connection with the payment of the special and initial quarterly dividend, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 has been adjusted to reflect all of the dividends based on the terms of the convertible notes. At the conversion price in effect at March 31, 2006, our convertible debt is convertible into 7,400,190 shares of our common stock.

Non-cash compensation related to the first quarter dividend, in the form of dividend equivalent units, on unvested restricted stock and unvested ESPP share units of $234 for the three months ended March 31, 2006 will be recognized as compensation cost over the remaining vesting periods.

3. Stock-Based Compensation – Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the modified prospective application transition method without restatement of prior interim periods. Prior to our adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123(R) requires excess tax benefits, if any, be reported as a financing cash inflow rather than as a reduction of taxes paid. As a result of the adoption of FAS 123(R), our income before income taxes and net income for the three months ended March 31, 2006, is $389 and $242 lower, respectively, than under our previous accounting method for share-based payments. Upon adoption of FAS 123(R), we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the awards that will vest over the requisite service period. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.

For stock options granted prior to the adoption of FAS 123(R), pro forma amounts based on the options’ fair value, net of tax, at the grant dates for CTE Equity Incentive Plan awards under the fair value method of SFAS No. 123 for the three months ended March 31, 2005 are:

Three months ended March 31, 2005
Net income - as reported	$15,918
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	793
Deduct: total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(1,400)

Net income - pro forma	$15,311
Net income adjustment for interest on convertible debt, net of tax	1,869

Pro forma diluted earnings per share numerator	$17,180

Net income per share:
Basic earnings per share - as reported	$0.75
Basic earnings per share - pro forma	0.72
Diluted earnings per share - as reported	0.67
Diluted earnings per share - pro forma	0.64

The CTE Equity Incentive Plan, as amended, provides for the issuance of awards of up to 5,350,000 shares of common stock. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. There were no options granted during the three month periods ended March 31, 2006 and 2005; as a result, no Black-Scholes valuation was required. During the first three months of 2006, 23,157 options were exercised, yielding cash proceeds of $638. Shares issued upon the exercise of the stock options were from treasury shares.

Restricted stock awards (either in the form of restricted shares or units) currently granted under the Plan vest in increments of 25% commencing one year from the date of the grant. The compensation cost to be recognized is based on the fair market value at the date of the grant multiplied by the number of units issued, after giving effect to a forfeiture assumption. Restricted share units do not give the holder any rights as a stockholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends of common stock. For restricted stock units, we recognize compensation cost on a straight-line basis over the four-year vesting period. Vested restricted shares were issued from treasury shares.

In 2006, performance restricted share units were approved, and the total number of units that will be granted will be based on the relationship of 2006 business results to a pre-determined target. The number of units that will be granted will be determined in early 2007, and these units will then be subject to a three-year service vesting, with one-third of the award vesting each year. We have estimated the number of units that will be granted and recognize compensation cost using the graded vesting approach over the four year requisite service period. Performance share units are not entitled to receive dividend equivalent units until they are granted.

Prior to the adoption of FAS 123(R), we recognized compensation cost for restricted stock over the four-year vesting period (the “nominal vesting period approach”). For any employee that retires before the end of the vesting period, we would have recognized any unamortized compensation cost at the date of retirement. With the adoption of FAS 123(R), compensation cost is recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved (the “non-substantive vesting period approach”). If we had applied the non-substantive vesting period approach in prior periods, the change in compensation cost would not have been material.

Our Non-Management Directors’ Stock Compensation Plan provides for the grant of up to 250,000 shares of common stock to members of our Board of Directors who are not, as of the date of any award, CTE employees. Awards granted under this Plan may include nonqualified stock options, outperformance stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. The options are immediately exercisable and shall remain exercisable until the earlier of ten years from the date of grant and a period of one year from the date upon which the participant ceases to be a non-management director. Restricted stock awards (either in the form of restricted shares or units) vest fully commencing one year from the date of the grant. Restricted share units do not give the holder any rights as a shareholder or record owner of any shares of common stock, although they are eligible to receive dividend equivalent units in an amount equal to any dividends on common stock.

For the three months ended March 31, 2006, we recognized pre-tax compensation expense of $2,741, $1,708 net of tax, related to restricted stock units, stock options and our Executive Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2005, we recognized pre-tax compensation expense of $1,220, $766 net of tax, related to restricted stock units and ESPP. As of March 31, 2006, $15,912, $530 and $2,037 related to restricted stock units, stock options and ESPP, respectively, is expected to be recognized over a weighted average period of approximately 2.6 years for restricted stock, 0.9 years for stock options and 2.1 years for ESPP.

Information relating to CTE stock options is as follows:

	Number of shares	Weighted average exercise price
Outstanding December 31, 2005	456,559	$28.56
Granted	—	—
Exercised	(23,157)	27.54
Canceled	—	—

Outstanding March 31, 2006	433,402	$28.61

Shares exercisable March 31, 2006	396,801	$28.60

	Number of shares	Weighted average grant date fair value
Unvested stock options December 31, 2005	181,440	$11.84
Granted	—	—
Vested	(144,839)	11.74
Canceled	—	—

Unvested stock options March 31, 2006	36,601	$12.21

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2006	Weighted average exercise price
$8.27	939	0.9	$8.27	939	$8.27
$18.35—$28.91	302,309	4.9	25.91	265,708	25.52
$29.95—$40.47	130,154	4.2	35.04	130,154	35.04

Total/weighted average	433,402	4.7	$28.61	396,801	$28.60

Information relating to CTE restricted stock awards is as follows:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock December 31, 2005	465,346	$43.19
Granted	43,000	31.85
Vested	(123,684)	42.26
Canceled	—	—
Dividend shares	5,277	34.45

Unvested restricted stock March 31, 2006	389,939	$42.11

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended March 31, 2006

	CT	CTSI	Other	Consolidated
Sales	$63,106	$20,618	$4,601	$88,325
Elimination of intersegment sales	6,008	106	20	6,134
External sales	57,098	20,512	4,581	82,191
Costs and expenses, excluding depreciation and amortization	20,905	13,884	8,505	43,294
Depreciation and amortization	5,950	4,682	215	10,847
Operating income (loss)	30,243	1,946	(4,139)	28,050

Three months ended March 31, 2005

	CT	CTSI	Other	Consolidated
Sales	$61,984	$22,233	$5,036	$89,253
Elimination of intersegment sales	5,607	111	6	5,724
External sales	56,377	22,122	5,030	83,529
Costs and expenses, excluding depreciation and amortization	19,807	13,461	6,473	39,741
Depreciation and amortization	12,352	4,929	457	17,738
Operating income (loss)	24,218	3,732	(1,900)	26,050

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended March 31,
	2006	2005
Operating income from reportable segments	$32,189	$27,950
Other segment	(4,139)	(1,900)
Interest and dividend income	1,868	2,590
Interest expense	(3,511)	(3,514)
Other income (expense), net	(151)	(27)
Equity in income of unconsolidated entities	445	245

Consolidated income before income taxes	$26,701	$25,344

5. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were approximately 7,400 and approximately 6,100 for the three months ended March 31, 2006 and 2005, respectively.

The dilutive impact of the contingently convertible notes, based upon the conversion rate in effect at March 31, 2006, is 7,400,190 shares of our common stock. At the conversion price in effect at March 31, 2005, our convertible debt was convertible into 5,263,170 shares of our common stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended March 31,
	2006	2005
Net income	$16,164	$15,918

Basic earnings per share:
Weighted average shares outstanding	21,894,330	21,160,470

Net income per share	$0.74	$0.75

Net income	$16,164	$15,918
Net income adjustment for interest on convertible debt, net of tax	1,878	1,869

Net income as adjusted	$18,042	$17,787

Diluted earnings per share:
Weighted average shares outstanding	21,894,330	21,160,470
Dilutive shares resulting from common stock equivalents	102,798	242,327
Dilutive shares resulting from convertible debt	7,400,190	5,263,170

Weighted average shares and common stock equivalents outstanding	29,397,318	26,665,967

Net income per share	$0.61	$0.67

The change in the conversion rate of our convertible notes due to the dividend payment resulted in 114,990 additional shares being included in our calculation of diluted earnings per share for the three months ended March 31, 2006.

6. Derivative Instruments - We utilize an interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Amounts to be paid or received under the interest rate swap agreement are accrued and recognized over the life of the swap agreement as an adjustment to interest expense.

The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The interest rate swap matures April 4, 2006. In the three months ended March 31, 2006, we recorded an adjustment of ($118) (($69) net of tax) to adjust the fair value of the swap to ($76). In the three months ended March 31, 2005, we recorded an adjustment of ($456) (($297) net of tax) to adjust the fair value of the swaps to ($820).

7. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at March 31, 2006 and 2005. We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of March 31, 2006, we had repurchases that settled for a total of 3,571,544 shares under the program, with an average purchase price of $37.993, including commissions, for a total repurchase of approximately $135.7 million.

8. Pension -

Pension cost is as follows:

	Three months ended March 31,
	2006	2005
Service cost	$1,047	$936
Interest cost	1,496	1,435
Expected return on plan assets	(1,785)	(1,821)
Amortization of prior service cost	133	133
Recognized net actuarial loss	177	97

Total net periodic pension cost	$1,068	$780

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended March 31,
	2006	2005
Interest cost	$11	$12
Recognized net actuarial gain	(19)	(21)

Total net periodic postretirement benefit	$(8)	$(9)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended March 31,
	2006	2005
Interest cost	$5	$7
Recognized net actuarial gain	(7)	(10)

Total net periodic postretirement benefit	$(2)	$(3)

9. New Accounting Pronouncements - On February 27, 2006, the FASB issued FASB Statement No. 155 (“FAS 155”) “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” FAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS 133. The new guidance is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. We believe that the adoption of FAS 155 will not have a material effect on our results of operations or financial condition.

10. Depreciation and Amortization - During the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. This review involved a detailed analysis of assets in our network and incorporated our expectations for expansion and customer demand for new technology. Also, the second quarter of 2005 review incorporated the results of the Chapter 30 Plan amendment that was approved by the Pennsylvania Public Utility Commission in March 2005, which prescribed the broadband capability we are required to provide to our customers by December 31, 2008, and which clarified our expectations with regard to future capital deployment requirements in CT’s territory. Specifically, the revised Chapter 30 Plan allows us to build upon, in large part, our current network, which we believe justifies a longer useful life for such assets. As a result of this review, we revised the useful lives of certain classes of assets, primarily digital electronic switching equipment, digital circuit transmission and computers and software. The impact of these changes was a lengthening of useful lives that had the effect of reducing depreciation by $2,443 (after-tax) or $0.08 per diluted share for the three months ended March 31, 2006.

11. Subsequent Event – In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock is entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,624 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Thousands, Except Per Share Amounts)

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate; and, therefore, we cannot provide any assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations that we contemplate will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto and with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of March 31, 2006, our RLEC served over 320,000 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 138,400 switched access lines as of March 31, 2006, which serve predominantly business customers.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance service (intraLATA toll), long-distance service and DSL service. Access revenue consists primarily of charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. Local long-distance (intraLATA toll) and long-distance revenues consist of charges for such services paid by CT’s customers. DSL revenue consists of charges for high-speed Internet access provided to CT’s customers.

CTSI’s revenue is derived primarily from access, local service, competitive access, both dedicated and DSL Internet access, local long-distance service (intraLATA toll) and long-distance service. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI customers. DSL revenue consists of charges for high-speed Internet access provided to CTSI customers. Long-distance revenue consists of charges for long-distance service paid by CTSI customers.

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

Operating Costs and Expenses

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and customer base. Operating costs also include depreciation and amortization. CTSI also incurs costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Like CTSI, CLD incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of service.

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. Under the revised Chapter 30 Plan that was approved by the Pennsylvania Public Utility Commission (“PUC”), CT committed to provide universal availability of broadband services throughout its territory by December 31, 2008. In addition, at CTSI, capital expenditures associated with access line installations and high capacity services, in order to provide Internet and cellular providers and interexchange carriers (“IXCs”) connection between their networks and the public switched network system, comprise a significant portion of its overall capital spending.

Results of Operations

Three months ended March 31, 2006 vs March 31, 2005

Our consolidated sales were $82,191 and $83,529 for the three months ended March 31, 2006 and 2005, respectively. Contributing to the sales decrease of $1,338 were lower CTSI sales of $1,610 and a decline in Other sales of $449, partially offset by an increase in CT sales of $721.

Our consolidated operating costs and expenses (excluding depreciation and amortization) were $43,294 for the three months ended March 31, 2006 as compared to $39,741 for the three months ended March 31, 2005, an increase of $3,553. Contributing to the increase in operating costs and expenses was an increase in costs at Other of $2,032, higher costs at CT of $1,098 and an increase in costs at CTSI of $423.

Consolidated operating income was $28,050 for the three months ended March 31, 2006 as compared to $26,050 for the three months ended March 31, 2005. The increase of $2,000 was a result of decreased consolidated depreciation expense of $6,891 related to our second quarter of 2005 periodic review of asset retirement activity, salvage values and fixed asset lives and certain classes of assets becoming fully depreciated, partially offset by increased consolidated operating costs and expenses and decreased revenues discussed above.

Consolidated net income was $16,164 or $0.61 per diluted share for the three months ended March 31, 2006. Net income was $15,918 or $0.67 per diluted share for the three months ended March 31, 2005. Contributing to the increase in net income is the increase in operating income discussed above, partially offset by an increase in the provision for income taxes and a decrease in interest income primarily from lower temporary cash investment balances.

Selected Segment Data

DATA TABLES

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended March 31, 2006

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$57,098	$20,905	$5,950	$30,243
CTSI	20,512	13,884	4,682	1,946
Other	4,581	8,505	215	(4,139)

Total	$82,191	$43,294	$10,847	$28,050

Three months ended March 31, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Operating income (loss)
CT	$56,377	$19,807	$12,352	$24,218
CTSI	22,122	13,461	4,929	3,732
Other	5,030	6,473	457	(1,900)

Total	$83,529	$39,741	$17,738	$26,050

Installed access lines:

	March 31,
	2006	2005
CT	320,097	331,548
CTSI	138,465	139,585

Total	458,562	471,133

Commonwealth Telephone Company

Sales were $57,098 and $56,377 for the three months ended March 31, 2006 and 2005, respectively. The sales increase of $721 or 1.3% is primarily due to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

CT’s additional lines declined as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined due in part to wireless substitution. Company lines decreased as a result of the industry wide trend reflected in epix customers’ migration from dial-up to broadband services.

DSL revenue increased $1,014 from an increase in subscribers. Our ongoing marketing initiatives and network investments position us to capitalize on the growing demand for broadband services in our territory.

Local service revenue increased $591 for the three months ended March 31, 2006, as compared to the same period last year, primarily as a result of a rate increase of approximately $1.00 per line per month effective September 2005, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased $163 for the three months ended March 31, 2006 as compared to the same period of 2005. This change is due to an increase in CLD revenue of $542 as we continue to promote our long-distance product in our bundles. The increase was partially offset by customers selecting alternate lower cost service providers, and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $369.

Interstate access revenue decreased $301 for the three months ended March 31, 2006, versus the comparable period of 2005, resulting primarily from a decline in access lines and associated revenue of $673, a decline in minutes of use equating to $233 and a reduction in rate of return settlements of $208. These decreases were partially offset by an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $674 (average schedule formulas are updated annually in July) and an increase in special access circuit revenue of $222.

State access revenue decreased $545 for the three months ended March 31, 2006, as compared to the same period of 2005, primarily a result of a decrease of $324 resulting from a decrease in minutes of use, a decrease of $164 due to a decline in access lines and a wireless rate reduction of $151 on certain minutes of use, partially offset by an increase in switched access trunking of $208.

CT’s other revenue decreased due to a decrease in inside wire maintenance revenue of $230 due to customer churn, partially offset by a higher volume of equipment sales of $142.

Costs and expenses (excluding depreciation and amortization) for the three months ended March 31, 2006 were $20,905 as compared to $19,807 for the three months ended March 31, 2005, an increase of $1,098 or 5.5%. The increase in expenses was due to higher fees of $442 primarily due to an increase in DSL sales, higher benefits expense of $437 primarily due to health care and workers compensation costs, higher terminating expense of $262 from an increase in CLD customers and wireless traffic and higher advertising expense of $196, partially offset by lower MIS expense of $377 due to timing (primarily headcount) and lower other tax expense of $197 partially due to timing.

Depreciation and amortization expense decreased $6,402 or 51.8% to $5,950 for the three months ended March 31, 2006. The change was a result of certain assets becoming fully depreciated. The change was also the result of lengthening the estimated useful lives of certain asset classes after completing our periodic review in the second quarter of 2005 of asset retirement activity, salvage values and fixed asset lives.

CT’s operating income was $30,243 and $24,218 for the three months ended March 31, 2006 and 2005, respectively, an increase of $6,025 or 24.9%. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,512 for the three months ended March 31, 2006 as compared to $22,122 for the same period in 2005. The decrease of $1,610 or 7.3% primarily represents a decrease in access revenue of $1,723 and a decrease in local service revenues of $182, partially offset by increases in customer point-to-point circuit revenues of $136 and data and DSL revenues of $232.

Access revenue decreased due to a favorable effect in 2005 of $766 resulting from certain access revenue settlements that did not recur in 2006 and a decrease of $283 resulting from the use of a direct measurement billing approach with Verizon North instead of a Percent Local Usage (“PLU”) factor. Access revenue also decreased as a result of a decline in minutes of use. In addition, continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on access revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 12.3% and 16.8% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended March 31, 2006 and 2005, respectively. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

For the three months ended March 31, 2006, CTSI recorded approximately $1,191 or 5.8% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) associated with ISP traffic, as compared to $1,758 or 7.9% for the same period last year. Beginning on October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

Local service revenue decreased primarily due to a decrease in access lines. The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data revenues increased due to subscriber growth.

Costs and expenses (excluding depreciation and amortization) were $13,884 and $13,461 for the three months ended March 31, 2006 and 2005, respectively. Contributing to the change in expenses are certain network costs settlements that did not recur in 2006 of $565, higher sales commission expense of $106 and higher advertising expense of $62. These increases were partially offset by a decrease in DSL and Internet expense of $256.

Depreciation and amortization expense decreased $247 or 5.0% to $4,682 for the three months ended March 31, 2006. The change was a result of lengthening the estimated useful lives of certain asset classes after completing our 2005 periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also the result of certain assets becoming fully depreciated.

CTSI’s operating income was $1,946 for the three months ended March 31, 2006, as compared to $3,732 for the three months ended March 31, 2005. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $4,581 and $5,030 for the three months ended March 31, 2006 and 2005, respectively. The decrease of $449 or 8.9% is due to a decrease in epix sales.

epix sales decreased $475 or 24.3% to $1,478 for the three months ended March 31, 2006, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or lower-cost providers as well as a price reduction implemented in May 2005. CC sales increased $26 or 0.8% to $3,103 for the three months ended March 31, 2006, primarily due to an increase in business systems sales of $233, partially offset by a decline in revenues associated with communications facilities management of $132 and lower business systems maintenance of $85.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $8,505 and $6,473 for the three months ended March 31, 2006 and 2005, respectively. Expenses at the corporate entity increased primarily due to non-cash compensation expense of $780 resulting from the 2005 and 2006 dividends, increased pension expense of $351, increased restricted stock amortization of $343 and compensation cost from stock options of $389. CC costs and expenses increased $94 to $2,962 for the three months ended March 31, 2006, as compared to the same period last year, due primarily to the increase in sales and associated costs of sales. epix expenses increased $11 to $1,562 for the three months ended March 31, 2006, in comparison to the same period last year.

Depreciation and amortization expense decreased $242 for the three months ended March 31, 2006. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($4,139) for the three months ended March 31, 2006, as compared to ($1,900) for the three months ended March 31, 2005. The changes were a result of the items discussed above.

Depreciation and Amortization

Late in the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. As a result of this review, we lengthened useful lives of certain classes of assets, including digital equipment, and updated assumptions regarding our expected capital deployment in light of our recently approved Chapter 30 plan that is further described in Legislative and Regulatory Developments. The reduction in depreciation expense is also due to certain classes of assets becoming fully depreciated.

Interest and Dividend Income

Consolidated interest and dividend income was $1,868 and $2,590 for the three months ended March 31, 2006 and 2005, respectively. This represents a decrease of $722 or 27.9% from the comparable period of 2005. The decrease in interest and dividend income is primarily the result of lower temporary cash investment balances due to the payment of the special and ongoing quarterly dividends.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We employed an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,511 and $3,514 for the three months ended March 31, 2006 and 2005, respectively. This represents a decrease of $3 or 0.1% from the comparable period of 2005. The net decrease in interest expense is due to a lower overall interest rate.

Other Income (Expense), Net

Consolidated other income (expense), net was ($151) and ($27) for the three months ended March 31, 2006 and 2005, respectively. This represents a net increase in expense of $124 from the comparable period of 2005. The increase is primarily the result of an increase in non-recurring expenses of our Yellow Book, USA, L.P. Partnership, partially offset by the recording of the effect of a forfeiture assumption of $77 for unvested awards for which compensation expense was previously recognized, as required by FAS 123(R).

Income Taxes

Our effective income tax rates were 39.5% and 37.2% for the three months ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate was primarily due to the timing of the recognition of deferred tax items.

Liquidity and Capital Resources:

	March 31, 2006	December 31, 2005
Cash and temporary cash investments	$89,705	$104,968
Working capital	51,400	55,466
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,209	335,360

Cash and temporary cash investments were $89,705 at March 31, 2006 as compared to $104,968 at December 31, 2005. We consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and ensure investment quality. Our working capital ratio was 1.49 to 1 at March 31, 2006, as compared to 1.52 to 1 at December 31, 2005. The net decrease is due to a decrease in cash primarily due to the dividend payment, share repurchases and capital expenditures, partially offset by cash generated by operations.

We have the following financing arrangements in place:

	March 31, 2006		March 31, 2005
	Balance	Available	Balance	Available
Revolving line of credit - CoBank	$35,000	$50,000	$35,000	$—
Convertible notes	300,000	—	300,000	—

Total	$335,000	$50,000	$335,000	$—

On June 30, 2005, we paid a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005. A $0.50 per share dividend was paid for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006, respectively. The payment of cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends.

An amended $85,000 revolving line of credit with CoBank was entered into on May 31, 2005, with a $35,000 balance outstanding. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of March 31, 2006, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 29, 2006. We are in the process of considering options available to us, one of which is increasing the overall line of credit.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. For 2006, approximately 80% of the patronage dividends are received in cash, with the balance in CoBank equity. For 2005, approximately 60% of the patronage dividends were received in cash. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.3 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2007. The cash dividend received in March 2006 of $280 is included in interest and dividend income for the three months ended March 31, 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the three months ended March 31, 2005.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program has no expiration date. As of March 31, 2006, we had repurchases that settled for a total of 3,571,544 shares under the program with an average purchase price of $37.993, including commissions, for a total cost of approximately $135.7 million. We may consider the feasibility of additional common share repurchases in the future.

	Three months ended March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$22,471	$31,582
Investing activities	(10,170)	(7,414)
Financing activities	(27,564)	458

For the three months ended March 31, 2006, our net cash provided by operating activities was $22,471 comprised of net income of $16,164, non-cash depreciation and amortization of $10,847 and a reduction in other non-cash items and working capital changes of $4,540. Net cash used in investing activities of $10,170 consisted primarily of additions to property, plant and equipment of $10,605. Net cash used in financing activities of $27,564 consisted primarily of share repurchases of $17,149 and dividends paid of $10,902, partially offset by proceeds of stock option exercises of $638.

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,624 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends. The effect on our income before income taxes and net income for the three months ended June 30, 2006, will be approximately $22.9 million and $14.0 million, respectively, or approximately $0.48 per diluted share. We will no longer recognize the RTB dividend in future periods, resulting in a decrease of $0.01 per diluted share for each of the quarters ending June 30, September 30, and December 31, 2006, respectively.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for customer demand for additional capacity and service in our markets. In addition to cash generated from operations, sources of funding for any additional capital requirements or acquisitions may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan approved by the PUC. Under this plan, as amended, CT is authorized to adjust its overall intrastate rate levels annually by an amount equal to the rate of inflation, and has committed to provide universal availability of broadband services within its service territory no later than December 31, 2008. CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. Also, CT is protected by an exogenous events provision in its plan that recognizes and accounts for certain state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Effective September 1, 2005, CT raised certain rates to recover approximately $3,200 on an annualized basis, which reflects changes in the rate of inflation as provided in its alternative regulation plan. On February 1, 2006, CT filed notice with the PUC that it would seek approval to raise certain rates to recover approximately $4,100 on an annualized basis, effective May 16, 2006. On April 20, 2006, the PUC issued an order approving the proposed rate changes, subject to the further findings of an administrative law judge relative to a complaint filed by the Office of Small Business Advocate (“OSBA”). On April 24, 2006, the OSBA informed the PUC that it had withdrawn its complaint.

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

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 31.2% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by NECA. The purpose of the average schedule formulas is to estimate the costs of smaller telephone companies, like CT, without requiring them to perform expensive cost studies. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, NECA is required to review these formulas annually. In December 2005, NECA submitted proposed formula changes to the FCC which, if approved, would result in a reduction in CT’s interstate access revenues of approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, NECA proposed a phased-in structural change to the formulas that would reduce CT’s settlements by approximately $0.4 million in 2006, $2.2 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. It is possible that future changes to the formulas or FCC disallowance of the phase-in may cause additional changes (either increases or decreases) in CT’s interstate access revenues. The FCC has until June 30, 2006, to rule on the NECA proposal.

CT also receives funding from the federal USF, under formulas adopted by the FCC. In 2006, CT is entitled to receive approximately $16.0 million in interstate common line support (“ICLS”). Changes in the federal USF formulas could have a material effect on CT’s revenues. The FCC currently is considering changes to the USF funding mechanism, but at this time we are unable to predict either the timing or the impact of any changes it may adopt.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation similar in some respects to CT’s alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of intercarrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has solicited comments from the public on a variety of proposed approaches to reforming intercarrier compensation. Some of these proposals, if adopted, would affect CT’s access charges and the amount of USF funding it receives. CTE has been active in addressing these proposals through its industry associations, the United States Telecom Association (“USTA”) and the Independent Telephone and Telecommunications Alliance (“ITTA”). Since CT currently derives a significant portion of its revenues from intercarrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT including the ability to raise other rates to offset reductions in intercarrier compensation, a transition period and/or increased universal service funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

CT, CTSI and CLD are required to make contributions to the federal USF, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or within the price of its services. The FCC and Congress are currently considering changes to the USF regulations that, if adopted, would alter the basis upon which USF contributions are determined and the means by which such contributions may be recovered from customers. The FCC has not yet acted on these proposals and it is not clear whether or when it will adopt any of these proposals.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996, CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On June 24, 2005, Sprint filed an Answer to CT’s Protest and Motion to Dismiss. On January 18, 2006, a hearing on the Sprint application was held before an administrative law judge; we now await the judge’s recommended decision; it is not possible to predict the outcome at this time. On May 27, 2005, Core Communications, Inc. filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On July 18, 2005, as part of a group comprised of several Pennsylvania Telephone Association member companies, CT filed a Protest and Motion to Dismiss with the PUC. On February 21, 2006, a hearing on the Core application was held before an administrative law judge; we now await the judge’s recommended decision; it is not possible to predict the outcome at this time. On September 22, 2005, Service Electric Telephone Company, LLC. (“SET”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the remaining service territory of CT. CT responded to this application in a similar manner to the others that have been filed, and this matter is still pending before the PUC. SET received authority to offer facilities based local exchange telecommunications services in a limited portion of CT’s service area in 2001.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements at rates based on forward-looking incremental costs to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access at these rates to unbundled voice-grade loops. Verizon is not, however, required to permit unbundled access to newly constructed fiber optic facilities serving primarily residential premises. Verizon also is no longer required to offer unbundled local switching at cost-based rates, but CTSI does not use that element significantly. Verizon will also be required to provide some other network elements (including high-capacity loops and transport facilities) at cost-based rates in many, but not all, of the markets it serves, but CTSI does not rely extensively on these elements.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon. A Pennsylvania statute adopted in 2004 provides that carriers such as CTSI may not charge intrastate access rates higher than those charged by Verizon, unless CTSI’s costs are higher than Verizon’s. CTSI’s intrastate access rates currently are higher than Verizon. We believe that this rate difference is cost-justified, but the PUC has not yet reviewed CTSI’s costs, and an adverse decision on this issue could cause a reduction in CTSI’s intrastate revenues.

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

Although declining from historical levels, CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 12.3% and 16.8% of CTSI’s revenues for the three months ended March 31, 2006 and 2005, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the quarter ended March 31, 2006, CTSI recorded approximately $1,191 or 5.8% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) from ISP traffic. This compares to $1,758 or 7.9% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $751 or 0.9% and $883 or 1.1% of our total consolidated revenues for the quarters ended March 31, 2006 and 2005, respectively. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, may continue to have a negative impact on these revenues.

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

CTSI may also be affected by the introduction of wireless number portability for the same reasons discussed above with respect to CT. CTSI is permitted by applicable rules to recover the cost of implementing number portability from its end users.

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

(thousands of dollars)

As of March 31, 2006	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$297,757	$292,046	$303,630
Variable	$35,000	$35,000	$34,942	$35,058

The table below provides information about our interest rate swap. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The estimated fair value amount has been provided to us by the financial institution with which we have the swap contract using appropriate and consistent valuation methodologies.

(thousands of dollars)

	Maturity date	Fixed rate	Notional amount	Approximate fair value as of March 31, 2006
Variable to fixed:
Interest rate swap	April 4, 2006	5.40%	$35,000	$(76)

As of May 10, 2006, we had no other material exposure to market risk.

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

Effective February 1, 2006, the Company began performing in-house the Information Technology (“IT”) services that were previously provided by Convergys Corporation.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding settled purchases of CTE Common Stock made by us during the quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
January 1, 2006 - January 31, 2006	—	$—	—	$31,456
February 1, 2006 – February 28, 2006	—	—	—	31,456
March 1, 2006 - March 31, 2006	524,300	32.709	524,300	14,307

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

Date: May 10, 2006	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)