Form 10-Q
period 2006-06-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2006-08-09
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006 there were 21,053,253 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$81,466	$83,018	$163,657	$166,547
Costs and expenses, excluding depreciation and amortization	41,488	41,463	84,782	81,204
Depreciation and amortization	10,889	14,108	21,736	31,846
Restructuring reversals	—	(31)	—	(31)

Operating income	29,089	27,478	57,139	53,528
Interest and dividend income	618	2,910	2,486	5,500
Interest expense	(3,451)	(3,431)	(6,962)	(6,945)
Gain on dissolution of Rural Telephone Bank	23,623	—	23,623	—
Other income (expense), net	621	(1,397)	470	(1,424)
Equity in income of unconsolidated entities	2,173	1,865	2,618	2,110

Income before income taxes	52,673	27,425	79,374	52,769
Provision for income taxes	20,274	10,231	30,811	19,657

Net income	$32,399	$17,194	$48,563	$33,112
Unrealized gain on derivative instruments, net of tax	57	128	126	425

Comprehensive income	$32,456	$17,322	$48,689	$33,537

Basic earnings per share:
Net income	$1.53	$0.80	$2.26	$1.55

Weighted average shares outstanding	21,174,060	21,501,624	21,532,205	21,331,990
Diluted earnings per share:
Net income	$1.19	$0.66	$1.80	$1.33

Weighted average shares and common stock equivalents outstanding	28,751,688	28,830,700	29,072,414	27,790,655

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and temporary cash investments	$110,225	$104,968
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,465 at June 30, 2006 and $1,362 at December 31, 2005	38,022	36,528
Other current assets	15,310	8,830
Deferred income taxes	11,375	11,275

Total current assets	174,932	161,601
Property, plant and equipment, net of accumulated depreciation of $564,763 at June 30, 2006 and $550,007 at December 31, 2005	369,794	368,506
Investments	4,409	10,269
Other assets	13,615	15,018

Total assets	$562,750	$555,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$29	$360
Notes payable	35,000	35,000
Accounts payable	24,521	26,590
Accrued expenses	36,977	33,854
Accrued interest	4,643	5,083
Advance billings and customer deposits	5,672	5,248

Total current liabilities	106,842	106,135
Long-term debt	300,000	300,000
Deferred income taxes	76,664	72,490
Other liabilities	22,913	20,904
Commitments and contingencies	—	—
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,226,482 and 24,226,482; outstanding: 21,053,253 and 21,842,918, at June 30, 2006 and December 31, 2005, respectively)	24,226	24,226
Additional paid-in capital	100,987	118,723
Deferred compensation	—	(16,861)
Accumulated other comprehensive loss	(2,289)	(2,415)
Retained earnings	53,168	26,327
Treasury stock at cost, 3,173,229 and 2,383,564 shares at June 30, 2006 and December 31, 2005, respectively	(119,761)	(94,135)

Total common shareholders’ equity	56,331	55,865

Total liabilities and shareholders’ equity	$562,750	$555,394

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,195	$57,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(22,859)	(18,124)
Proceeds on dissolution of Rural Telephone Bank	30,033	—
Other	1,901	1,764

Net cash provided by/(used in) investing activities	9,075	(16,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(21,429)	(294,138)
Proceeds from exercise of stock options	1,172	22,420
Capital lease payments	(331)	(361)
Stock repurchases	(31,456)	—
Tax benefits on stock compensation	31	—

Net cash used in financing activities	(52,013)	(272,079)

Net increase/(decrease) in cash and temporary cash investments	5,257	(230,543)

Cash and temporary cash investments at beginning of year	104,968	312,260

Cash and temporary cash investments at June 30,	$110,225	$81,717

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,025	$6,004

Income taxes	$19,944	$20,702

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2005	$24,226	$118,723	$(16,861)	$(2,415)	$26,327	$(94,135)	$55,865
Net income					48,563		48,563
Restricted stock		(663)				3,477	2,814
Stock option plan transactions		(418)				1,590	1,172
Executive stock purchase plan		(199)					(199)
Tax benefits related to stock activity		(355)					(355)
Dividends		298			(21,722)		(21,424)
Stock repurchase program						(31,456)	(31,456)
Unrealized gain on derivative instruments, net of tax				126			126
Stock option compensation cost		533					533
401(k) match		(71)				763	692
Transfer deferred compensation balance to additional paid-in capital		(16,861)	16,861				—

Balance, June 30, 2006	$24,226	$100,987	$—	$(2,289)	$53,168	$(119,761)	$56,331

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2005	24,226,482	2,383,564	21,842,918
Stock option plan transactions	—	(43,152)	43,152
Restricted stock	—	(94,386)	94,386
Stock repurchase program	—	947,905	(947,905)
401(k) match	—	(20,702)	20,702

Balance, June 30, 2006	24,226,482	3,173,229	21,053,253

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

2. Rural Telephone Bank - In accordance with the terms of our prior mortgage notes and security agreements, which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends. Our gain on the RTB dissolution is $23,623.

3. Dividend Accounting - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005, which were paid on June 30, 2005, to holders of record on June 15, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. A $0.50 per share dividend was paid for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006. On May 18, 2006, our Board of Directors declared a $0.50 per share dividend for the quarter ending June 30, 2006, which was paid on June 30, 2006, to holders of record on June 15, 2006, for which $10,527 was paid in cash.

In connection with the payment of the special and initial quarterly dividend, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 has been adjusted to reflect all of the dividends based on the terms of the convertible notes. At the conversion price in effect at June 30, 2006, our convertible debt is convertible into 7,513,380 shares of our common stock.

4. Stock-Based Compensation – Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the modified prospective application transition method without restatement of prior interim periods. Prior to our adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123(R) requires excess tax benefits, if any, be reported as a financing cash inflow rather than as a reduction of taxes paid. As a result of the adoption of FAS 123(R), our income before income taxes and net income for the three and six months ended June 30, 2006, is $144 and $90 lower and $533 and $332 lower, respectively, than under our previous accounting method for share-based payments. Upon adoption of FAS 123(R), we recorded $77 cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the awards that will vest over the requisite service period. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.

For stock options granted prior to the adoption of FAS 123(R), pro forma amounts based on the options’ fair value, net of tax, at the grant dates for CTE Equity Incentive Plan awards under the fair value method of SFAS No. 123 for the three and six months ended June 30, 2005 are:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income - as reported	$17,194	$33,112
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,529	3,322
Deduct: total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(3,071)	(4,471)

Net income - pro forma	$16,652	$31,963
Net income adjustment for interest on convertible debt, net of tax	1,870	3,739

Pro forma diluted earnings per share numerator	$18,522	$35,702

Net income per share:
Basic earnings per share - as reported	$0.80	$1.55
Basic earnings per share - pro forma	0.77	1.50
Diluted earnings per share - as reported	0.66	1.33
Diluted earnings per share - pro forma	0.64	1.28

Our Equity Incentive Plan, as amended in 2006, has 1,857,000 shares of common stock authorized and available for the issuance of awards. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. There were no options granted during the three and six month periods ended June 30, 2006 and 2005; as a result, no Black-Scholes valuation was required. During the first six months of 2006, 43,152 options were exercised, yielding cash proceeds of $1,172 and an income tax benefit of $104. Shares issued upon the exercise of the stock options were from treasury shares.

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

In 2006, performance restricted share units were granted, and the total number of units that will be issued will be based on the relationship of 2006 business results to a pre-determined target. The number of units that will be issued will be determined in early 2007, and these units will then be subject to a three-year service vesting, with one-third of the award vesting each year. We have estimated the number of units that will be issued and recognize compensation cost using the graded vesting approach over the four year requisite service period. Performance share units are not entitled to receive dividend equivalent units until they are issued.

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

Our dividend equivalent units, which were previously charged as compensation expense under APB 25, are considered to be forfeitable under FAS 123(R) in that the vesting of the dividend equivalent units are tied to the underlying equity award. Therefore, our dividend equivalent units granted during the current year on unvested awards are charged to retained earnings over the remaining vesting period of the underlying award. Dividend equivalent units granted during the current year on vested and deferred equity awards are charged to retained earnings immediately as granted.

For the three and six months ended June 30, 2006, we recognized non-cash pre-tax compensation expense of $2,345, $1,461 net of tax, and $5,086, $3,169 net of tax, respectively, related to restricted stock units, stock options and our ESPP. For the three and six months ended June 30, 2005, we recognized non-cash pre-tax compensation expense of $1,888, $1,184 net of tax, and $5,109, $3,204 net of tax, respectively, related to restricted stock units and ESPP. As of June 30, 2006, $14,136, $386 and $1,667 related to restricted stock units, stock options and ESPP, respectively, is expected to be recognized over a weighted average period of approximately 2.5 years for restricted stock, 0.7 years for stock options and 1.9 years for ESPP.

Information relating to CTE stock options is as follows:

	Number of shares	Weighted average exercise price
Outstanding December 31, 2005	456,559	$28.56
Granted	—	—
Exercised	(43,152)	27.16
Canceled	—	—

Outstanding June 30, 2006	413,407	$28.70

Shares exercisable June 30, 2006	378,776	$28.69

	Number of shares	Weighted average grant date fair value
Unvested stock options December 31, 2005	181,440	$11.84
Granted	—	—
Vested	(146,809)	11.74
Canceled	—	—

Unvested stock options June 30, 2006	34,631	$12.24

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value	Number exercisable at June 30, 2006	Weighted average exercise price	Aggregate intrinsic value
$8.27	939	0.7	$8.27	$23	939	$8.27	$23
$18.35—$28.91	285,669	4.7	25.90	2,075	251,038	25.48	1,927
$29.95—$40.47	126,799	3.9	35.17	150	126,799	35.17	150

Total/weighted average	413,407	4.4	$28.70	$2,248	378,776	$28.69	$2,100

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on June 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $279.

Information relating to CTE restricted stock awards is as follows:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock December 31, 2005	465,346	$43.19
Granted	62,790	32.46
Vested	(157,007)	42.78
Canceled	(21,775)	40.82
Dividend equivalent units	10,409	33.72

Unvested restricted stock June 30, 2006	359,763	$41.36

5. Segment Information - We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended June 30, 2006

	CT	CTSI	Other	Consolidated
Sales	$63,417	$20,526	$3,950	$87,893
Elimination of intersegment sales	6,295	108	24	6,427
External sales	57,122	20,418	3,926	81,466
Costs and expenses, excluding depreciation and amortization	20,410	13,688	7,390	41,488
Depreciation and amortization	5,941	4,711	237	10,889
Operating income (loss)	30,771	2,019	(3,701)	29,089

Three months ended June 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$62,687	$21,614	$4,569	$88,870
Elimination of intersegment sales	5,732	114	6	5,852
External sales	56,955	21,500	4,563	83,018
Costs and expenses, excluding depreciation and amortization	19,490	13,421	8,552	41,463
Depreciation and amortization	9,077	4,776	255	14,108
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	28,388	3,334	(4,244)	27,478

Six months ended June 30, 2006

	CT	CTSI	Other	Consolidated
Sales	$126,523	$41,144	$8,551	$176,218
Elimination of intersegment sales	12,303	214	44	12,561
External sales	114,220	40,930	8,507	163,657
Costs and expenses, excluding depreciation and amortization	41,315	27,572	15,895	84,782
Depreciation and amortization	11,891	9,393	452	21,736
Operating income (loss)	61,014	3,965	(7,840)	57,139

Six months ended June 30, 2005

	CT	CTSI	Other	Consolidated
Sales	$124,671	$43,847	$9,605	$178,123
Elimination of intersegment sales	11,339	225	12	11,576
External sales	113,332	43,622	9,593	166,547
Costs and expenses, excluding depreciation and amortization	39,297	26,882	15,025	81,204
Depreciation and amortization	21,429	9,705	712	31,846
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	52,606	7,066	(6,144)	53,528

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating income from reportable segments	$32,790	$31,722	$64,979	$59,672
Other segment	(3,701)	(4,244)	(7,840)	(6,144)
Interest and dividend income	618	2,910	2,486	5,500
Interest expense	(3,451)	(3,431)	(6,962)	(6,945)
Gain on dissolution of Rural Telephone Bank	23,623	—	23,623	—
Other income (expense), net	621	(1,397)	470	(1,424)
Equity in income of unconsolidated entities	2,173	1,865	2,618	2,110

Consolidated income before income taxes	$52,673	$27,425	$79,374	$52,769

6. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were approximately 7,400 and 3,300 for the three months ended June 30, 2006 and 2005, respectively, and approximately 7,400 and 4,700 for the six months ended June 30, 2006 and 2005, respectively.

The dilutive impact of the contingently convertible notes, based upon the conversion rate in effect at June 30, 2006, is 7,513,380 shares of our common stock. At the conversion price in effect at June 30, 2005, our convertible debt was convertible into 7,091,882 shares of our common stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$32,399	$17,194	$48,563	$33,112

Basic earnings per share:
Weighted average shares outstanding	21,174,060	21,501,624	21,532,205	21,331,990

Net income per share	$1.53	$0.80	$2.26	$1.55

Net income	$32,399	$17,194	$48,563	$33,112
Net income adjustment for interest on convertible debt, net of tax	1,879	1,870	3,757	3,739

Net income as adjusted	$34,278	$19,064	$52,320	$36,851

Diluted earnings per share:
Weighted average shares outstanding	21,174,060	21,501,624	21,532,205	21,331,990
Dilutive shares resulting from common stock equivalents	64,248	237,194	83,111	276,087
Dilutive shares resulting from convertible debt	7,513,380	7,091,882	7,457,098	6,182,578

Weighted average shares and common stock equivalents outstanding	28,751,688	28,830,700	29,072,414	27,790,655

Net income per share	$1.19	$0.66	$1.80	$1.33

The change in the conversion rate of our convertible notes due to the dividend payment resulted in 113,190 and 171,898 additional shares being included in our calculation of diluted earnings per share for the three and six months ended June 30, 2006.

7. Derivative Instruments - We utilized an interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreement was a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. Amounts to be paid or received under the interest rate swap agreement were accrued and recognized over the life of the swap agreement as an adjustment to interest expense.

The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The interest rate swap matured April 4, 2006. In the six months ended June 30, 2006, we recorded an adjustment of ($194), (($126) net of tax), to adjust the fair value of the swap to $0. In the six months ended June 30, 2005, we recorded an adjustment of ($653), (($425) net of tax), to adjust the fair value of the swaps to ($623).

8. Common Stock - We have authorized 85,000,000 shares of $1 par value CTE Common Stock at June 30, 2006 and 2005. We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of June 30, 2006, we had repurchases that settled for a total of 3,995,149 shares under the program, with an average purchase price of $37.546, including commissions, for a total repurchase of approximately $150.0 million.

9. Pension -

Pension cost is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$1,047	$936	$2,094	$1,872
Interest cost	1,496	1,435	2,992	2,870
Expected return on plan assets	(1,785)	(1,821)	(3,570)	(3,642)
Amortization of prior service cost	133	133	266	266
Recognized net actuarial loss	177	97	354	194

Total net periodic pension cost	$1,068	$780	$2,136	$1,560

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest cost	$11	$12	$22	$24
Recognized net actuarial gain	(19)	(21)	(38)	(42)

Total net periodic postretirement benefit	$(8)	$(9)	$(16)	$(18)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest cost	$5	$7	$10	$14
Recognized net actuarial gain	(7)	(10)	(14)	(20)

Total net periodic postretirement benefit	$(2)	$(3)	$(4)	$(6)

10. New Accounting Pronouncements - On February 27, 2006, the FASB issued FASB Statement No. 155 (“FAS 155”) “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” FAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS 133. The new guidance is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. We believe that the adoption of FAS 155 will not have a material effect on our results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in tax returns. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The new guidance is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. The presentation of taxes on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion No. 22. For any taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The new guidance is effective for financial reports for interim and annual periods beginning after December 15, 2006. We believe that the adoption of EITF 06-3 will not have a material effect on our results of operations or financial condition.

11. Depreciation and Amortization - During the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. This review involved a detailed analysis of assets in our network and incorporated our expectations for expansion and customer demand for new technology. Also, the second quarter of 2005 review incorporated the results of the Chapter 30 Plan amendment that was approved by the Pennsylvania Public Utility Commission in March 2005, which prescribed the broadband capability we are required to provide to our customers by December 31, 2008, and which clarified our expectations with regard to future capital deployment requirements in CT’s territory. Specifically, the revised Chapter 30 Plan allows us to build upon, in large part, our current network, which we believe justifies a longer useful life for such assets. As a result of this review, we revised the useful lives of certain classes of assets, primarily digital electronic switching equipment, digital circuit transmission and computers and software. The impact of these changes was a lengthening of useful lives that had no effect on depreciation for the three months ended June 30, 2006 as the useful lives were changed as of April 1, 2005, and $2,443 (after-tax) or $0.08 per diluted share for the six months ended June 30, 2006.

12. Subsequent Event – On July 8, 2006, the Governor of Pennsylvania signed tax legislation that includes an increase in the annual state Net Operating Loss (“NOL”) deduction and accelerates the phase out of the Pennsylvania Capital Stock Tax. Under the old legislation, the NOL usage was limited to $2,000 per year. The new legislation, effective for tax years beginning after December 31, 2006, increases the NOL limitation to the greater of 12.5% of Pennsylvania taxable income or $3,000. The new legislation requires the recording of a third quarter 2006 benefit to deferred income tax expense. This new legislation allows us to realize actual cash tax savings that were not available under the previous legislation. The change due to the phase out of the Capital Stock Tax we expect will not have a material impact on our results of operations.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of June 30, 2006, our RLEC served over 316,300 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 137,900 switched access lines as of June 30, 2006, which serve predominantly business customers.

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

Operating Costs and Expenses

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and customer base. Operating costs also include depreciation and amortization. CTSI also incurs costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Like CTSI, CLD incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of equipment.

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

Results of Operations

Three months ended June 30, 2006 vs June 30, 2005

Our consolidated sales were $81,466 and $83,018 for the three months ended June 30, 2006 and 2005, respectively. Contributing to the sales decrease of $1,552 or 1.9% were lower CTSI sales of $1,082 and a decline in Other sales of $637, partially offset by an increase in CT sales of $167.

Our consolidated operating costs and expenses (excluding depreciation and amortization) were $41,488 for the three months ended June 30, 2006 as compared to $41,463 for the three months ended June 30, 2005, an increase of $25. Lower costs at Other of $1,162 were offset by an increase in costs at CT of $920 and higher costs at CTSI of $267.

Consolidated operating income was $29,089 for the three months ended June 30, 2006 as compared to $27,478 for the three months ended June 30, 2005. The increase of $1,611 was a result of decreased consolidated depreciation expense of $3,219 related to our second quarter of 2005 periodic review of asset retirement activity, salvage values and fixed asset lives and certain classes of assets becoming fully depreciated, partially offset by decreased revenues and increased consolidated operating costs and expenses discussed above.

Consolidated net income was $32,399 or $1.19 per diluted share for the three months ended June 30, 2006. Net income was $17,194 or $0.66 per diluted share for the three months ended June 30, 2005. Contributing to the increase in net income is the increase in operating income discussed above, gain on the dissolution of the Rural Telephone Bank of $23,623 or approximately $0.51 per diluted share (as further described in Liquidity and Capital Resources) and an increase in other income, partially offset by an increase in the provision for income taxes and a decrease in interest income.

Six months ended June 30, 2006 vs June 30, 2005

Our consolidated sales were $163,657 and $166,547 for the six months ended June 30, 2006 and 2005, respectively. Contributing to the sales decrease of $2,890 or 1.7% were lower CTSI sales of $2,692 and a decline in Other sales of $1,086, partially offset by an increase in CT sales of $888.

Our consolidated operating costs and expenses (excluding depreciation and amortization) were $84,782 for the six months ended June 30, 2006 as compared to $81,204 for the six months ended June 30, 2005, an increase of $3,578. Contributing to the increase in operating costs and expenses was an increase in costs at CT of $2,018, higher costs at CTSI of $690 and higher costs at Other of $870.

Consolidated operating income was $57,139 for the six months ended June 30, 2006 as compared to $53,528 for the six months ended June 30, 2005. The increase of $3,611 was a result of decreased consolidated depreciation expense of $10,110 related to our second quarter of 2005 periodic review of asset retirement activity, salvage values and fixed asset lives and certain classes of assets becoming fully depreciated, partially offset by decreased revenues and increased consolidated operating costs and expenses discussed above.

Consolidated net income was $48,563 or $1.80 per diluted share for the six months ended June 30, 2006. Net income was $33,112 or $1.33 per diluted share for the six months ended June 30, 2005. Contributing to the increase in net income is the increase in operating income discussed above, gain on the dissolution of the Rural Telephone Bank of $23,623 or approximately $0.51 per diluted share and an increase in other income, partially offset by an increase in the provision for income taxes and a decrease in interest income.

Selected Segment Data

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended June 30, 2006

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)
CT	$57,122	$20,410	$5,941	$—	$30,771
CTSI	20,418	13,688	4,711	—	2,019
Other	3,926	7,390	237	—	(3,701)

Total	$81,466	$41,488	$10,889	$—	$29,089

Three months ended June 30, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)
CT	$56,955	$19,490	$9,077	$—	$28,388
CTSI	21,500	13,421	4,776	(31)	3,334
Other	4,563	8,552	255	—	(4,244)

Total	$83,018	$41,463	$14,108	$(31)	$27,478

Six months ended June 30, 2006

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)
CT	$114,220	$41,315	$11,891	$—	$61,014
CTSI	40,930	27,572	9,393	—	3,965
Other	8,507	15,895	452	—	(7,840)

Total	$163,657	$84,782	$21,736	$—	$57,139

Six months ended June 30, 2005

	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)
CT	$113,332	$39,297	$21,429	$—	$52,606
CTSI	43,622	26,882	9,705	(31)	7,066
Other	9,593	15,025	712	—	(6,144)

Total	$166,547	$81,204	$31,846	$(31)	$53,528

Installed access lines:

	June 30,
	2006	2005
CT	316,314	329,385
CTSI	137,983	137,139

Total	454,297	466,524

Commonwealth Telephone Company

Sales were $57,122 and $56,955 for the three months ended June 30, 2006 and 2005, respectively. The sales increase of $167, or 0.3%, is primarily due to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

CT’s additional lines declined as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined due in part to wireless substitution. Company lines decreased as a result of the industry wide trend reflected in epix customers’ migration from dial-up to broadband services.

DSL revenue increased $1,143 from an increase in the number of subscribers. Our ongoing marketing initiatives and network investments position us to capitalize on the growing demand for broadband services in our territory.

Local service revenue increased $1,043 for the three months ended June 30, 2006, as compared to the same period last year, primarily as a result of two rate increases (each approximately $1.00 per line per month) effective September 2005 and May 2006, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased a net of $392 for the three months ended June 30, 2006 as compared to the same period of 2005. This change is due to an increase in long-distance revenues as we continue to promote our long-distance products in our bundles, partially offset by customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers.

Interstate access revenue decreased $379 for the three months ended June 30, 2006, versus the comparable period of 2005, resulting primarily from a decline in access lines and associated revenue of $710, a decline in minutes of use equating to $157 and a decrease in special access circuit revenue of $130. These decreases were partially offset by an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements, net of rate of return, of $609 (average schedule formulas are updated annually in July).

State access revenue decreased $1,744 for the three months ended June 30, 2006, as compared to the same period of 2005. The three months ended June 30, 2005 was positively impacted by certain access revenue settlements of $641 and increased state access revenues of $400 that did not recur in 2006. A decrease of $329 resulting from a decrease in minutes of use and a decrease of $197 due to a decline in access lines also contributed to the change in state access revenue.

CT’s other revenue decreased due to a decrease in inside wire maintenance revenue of $234.

CT sales were $114,220 for the six months ended June 30, 2006, as compared to $113,332 for the same period in 2005. The increase of $888 or 0.8% is primarily due to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

DSL revenue increased $2,157 as compared to the same period last year due to an increase of 12,010 subscribers.

Local service revenue increased $1,633 for the six months ended June 30, 2006, as compared to the same period last year, primarily as a result of two rate increases (each approximately $1.00 per line per month) effective September 2005 and May 2006, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased a net of $555 for the six months ended June 30, 2006 as compared to the same period of 2005. This change is due to an increase in long-distance revenues as we continue to promote our long-distance products in our bundles, partially offset by customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers.

Interstate access revenue decreased $680 for the six months ended June 30, 2006, versus the comparable period of 2005, resulting primarily from a decline in access lines and associated revenue of $1,383 and a decline in minutes of use equating to $390. These decreases were partially offset by an increase in the NECA average schedule settlements, net of rate of return, of $1,075 (average schedule formulas are updated annually in July).

State access revenue decreased $2,289 for the six months ended June 30, 2006, as compared to the same period of 2005, primarily a result of 2005 favorable effects of $641 resulting from certain access revenue settlements and $400 from increased state access revenues that did not recur in 2006, a decrease of $653 resulting from a decrease in minutes of use, a decrease of $361 due to a decline in access lines and a mandated wireless rate reduction of $220 on certain minutes of use, partially offset by an increase in switched access trunking of $254.

CT’s other revenue decreased due to a decrease in inside wire maintenance revenue of $465.

Costs and expenses (excluding depreciation and amortization) for the three months ended June 30, 2006 were $20,410 as compared to $19,490 for the three months ended June 30, 2005, an increase of $920 or 4.7%. The increase in expenses was due to higher costs of $517 primarily due to an increase in DSL sales, higher contract labor expense of $275 from an increase in projects, increased payroll expense of $265, higher advertising expense of $202 and higher pole attachment expense of $199 resulting from a true-up and higher pole attachment rates. These higher costs were partially offset by lower MIS expense of $489 due to the termination of an outsourcing contract along with lower MIS headcount and lower terminating expense of $196 due primarily to retroactive credits received from the signing of a new contract.

For the six months ended June 30, 2006, costs and expenses (excluding depreciation and amortization) were $41,315 as compared to $39,297 for the six months ended June 30, 2005. Contributing to the increase in expenses of $2,018 are higher costs of $960 primarily due to an increase in DSL sales, higher benefits expense of $548 primarily due to health care and workers compensation costs, higher contract labor expense of $307 from an increase in projects, increased payroll expense of $315 and higher advertising expense of $398, partially offset by lower MIS expense of $866 due primarily to the termination of an outsourcing contract and lower MIS headcount.

Depreciation and amortization expense decreased $3,136 or 34.6% to $5,941 for the three months ended June 30, 2006. For the six months ended June 30, 2006, depreciation and amortization decreased $9,538 to $11,891. The change was a result of certain assets becoming fully depreciated. The change was also the result of lengthening the estimated useful lives of certain asset classes after completing our periodic review in the second quarter of 2005 of asset retirement activity, salvage values and fixed asset lives.

CT’s operating income was $30,771 and $28,388 for the three months ended June 30, 2006 and 2005, respectively, an increase of $2,383 or 8.4%. CT’s operating income was $61,014 for the six months ended June 30, 2006 as compared to $52,606 for the six months ended June 30, 2005. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,418 for the three months ended June 30, 2006 as compared to $21,500 for the same period in 2005. The decrease of $1,082 or 5.0% primarily represents a decrease in access revenue of $1,317 and a decrease in local service revenues of $310, partially offset by increases in customer point-to-point circuit revenues of $269 and data and DSL revenues of $240.

Access revenue for the three months ended June 30, 2005, was positively impacted from certain non-cash access revenue settlements of $457 that did not recur in 2006. A decrease of $113 resulting from the use of a direct measurement billing approach with Verizon North instead of a Percent Local Usage (“PLU”) factor, and a decline in minutes of use also contributed to the decrease in access revenue. Continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on access revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from Internet service providers (“ISPs”). ISPs represented approximately 10.8% and 16.0% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended June 30, 2006 and 2005, respectively. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

For the three months ended June 30, 2006, CTSI recorded approximately $1,089 or 5.3% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) associated with ISP traffic, as compared to $1,453 or 6.8% for the same period last year. Beginning on October 8, 2004, the Federal Communications Commission (“FCC”) no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

Local service revenue decreased primarily due to lower revenue per line and a decrease in ISP access lines, partially offset by growth in core business access lines. The increase in point-to-point circuit revenue is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data and DSL revenues increased due to subscriber growth.

CTSI sales were $40,930 for the six months ended June 30, 2006 as compared to $43,622 for the same period in 2005. The decrease of $2,692 or 6.2% primarily represents a decrease in access revenue of $3,040. Access revenue for the six months ended June 30, 2005, was positively impacted by certain non-cash access revenue settlements of $1,223 that did not recur in 2006. A decrease of $396 resulting from the use of a direct measurement billing approach with Verizon North instead of a Percent Local Usage (“PLU”) factor, and a decline in minutes of use also contributed to the decrease in access revenue. Continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on access revenues.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 11.5% and 16.4% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, CTSI recorded approximately $2,280 or 5.6% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) associated with ISP traffic, as compared to $3,211 or 7.4% for the same period last year.

Local service revenues decreased $492 primarily due to lower revenue per line and a decrease in ISP access lines, partially offset by growth in core business access lines. The increase in point-to-point circuit revenue of $405 is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system. Data and DSL revenues increased $472 due to subscriber growth.

Costs and expenses (excluding depreciation and amortization) were $13,688 and $13,421 for the three months ended June 30, 2006 and 2005, respectively. Contributing to the increase in expenses are higher pole attachment expense of $255 primarily due to a rate increase and higher bad debt expense of $156. In addition, the three months ended June 30, 2005, was positively impacted by certain network costs settlements of $429. These increases were partially offset by a decrease in DSL and Internet expense of $237, lower long-distance expense of $233 due to a reduction in rates and retroactive credits from the signing of a new contract and lower MIS expense of $201 due to the termination of an outsourcing contract along with lower MIS headcount.

For the six months ended June 30, 2006, costs and expenses (excluding depreciation and amortization) were $27,572 as compared to $26,882 for the six months ended June 30, 2005. The six months ended June 30, 2005, was positively impacted by certain network costs settlements of $994. Also contributing to the increase in expenses of $690 are higher pole attachment expense of $247 primarily due to a rate increase and higher bad debt expense of $150. These increases were partially offset by a decrease in DSL and Internet expense of $493, lower long-distance expense of $213 due to a reduction in rates and retroactive credits and lower MIS expense of $352 due to the termination of an outsourcing contract along with lower MIS headcount.

Depreciation and amortization expense decreased $65 or 1.4% to $4,711 for the three months ended June 30, 2006. For the six months ended June 30, 2006, depreciation and amortization expense decreased $312 to $9,393. The change was a result of lengthening the estimated useful lives of certain asset classes after completing our 2005 periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also the result of certain assets becoming fully depreciated.

CTSI’s operating income was $2,019 for the three months ended June 30, 2006, as compared to $3,334 for the three months ended June 30, 2005. CTSI’s operating income was $3,965 for the six months ended June 30, 2006, as compared to $7,066 for the six months ended June 30, 2005. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $3,926 and $4,563 for the three months ended June 30, 2006 and 2005, respectively. The decrease of $637 or 14.0% is due to a decrease in epix revenue and CC sales.

epix revenues decreased $447 or 25.2% to $1,330 for the three months ended June 30, 2006, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or lower-cost providers. CC sales decreased $190 or 6.8% to $2,596 for the three months ended June 30, 2006, primarily due to lower data communications revenue of $107 and a decrease in business systems sales of $75.

For the six months ended June 30, 2006, revenues of our support businesses were $8,507 as compared to $9,593 for the six months ended June 30, 2005. The decrease of $1,086 or 11.3% is due to a decrease in epix revenue of $922 or 24.7% due to a decrease in dial-up subscribers and a May 2005 price decrease. Also contributing to the decrease in revenue were decreased CC sales of $164 or 2.8% due to lower data communications revenue of $160, a decline in revenue associated with communications facilities management of $126 and lower business systems maintenance of $115, partially offset by an increase in business systems sales of $158.

Costs and expenses (excluding depreciation and amortization) of our support businesses were $7,390 and $8,552 for the three months ended June 30, 2006 and 2005, respectively. Expenses at the corporate entity were lower for the quarter ended June 30, 2006, in comparison to the same period last year, due to non-cash compensation of $2,360 related to vested restricted stock and ESPP from the 2005 dividends (including the one-time special dividend) that were charged to expense in 2005. This decrease was partially offset by increased pension expense of $351, increased restricted stock amortization of $523 and compensation cost from stock options of $145. epix expenses decreased $34 to $1,420 for the three months ended June 30, 2006, in comparison to the same period last year. CC costs and expenses increased $2 to $2,729 for the three months ended June 30, 2006, as compared to the same period last year.

For the six months ended June 30, 2006, costs and expenses (excluding depreciation and amortization) of our support businesses were $15,895 as compared to $15,025 for the six months ended June 30, 2005. Expenses at the corporate entity increased primarily due to increased pension expense of $702, increased restricted stock amortization of $1,429 and compensation cost from stock options of $533, partially offset by a decrease in non-cash compensation expense of $2,360 from vested restricted stock and ESPP related to the 2005 dividends (including the one-time special dividend) that was charged to expense in 2005. CC costs and expenses increased $96 to $5,691 for the six months ended June 30, 2006, in comparison to the same period last year, due primarily to an increase in headcount. epix expenses decreased $23 to $2,982 for the six months ended June 30, 2006, in comparison to the same period last year.

Depreciation and amortization expense decreased $18 for the three months ended June 30, 2006. For the six months ended June 30, 2006, depreciation and amortization expense decreased $260. The change was due to a smaller base of depreciable plant and assets becoming fully depreciated.

The operating loss in Other was ($3,701) for the three months ended June 30, 2006, as compared to ($4,244) for the three months ended June 30, 2005. The operating loss in Other was ($7,840) for the six months ended June 30, 2006, as compared to ($6,144) for the six months ended June 30, 2005. The changes were a result of the items discussed above.

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

Interest and Dividend Income

Consolidated interest and dividend income was $618 and $2,910 for the three months ended June 30, 2006 and 2005, respectively. This represents a decrease of $2,292 or 78.8% from the comparable period of 2005. Consolidated interest and dividend income was $2,486 and $5,500 for the six months ended June 30, 2006 and 2005, respectively. This represents a decrease of $3,014 or 54.8% from the comparable period of 2005. The decrease in interest and dividend income is primarily the result of the dissolution of the Rural Telephone Bank and loss of the RTB dividend of $1,126 along with lower cash balances due to our dividend payments.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We employed an interest rate swap, which expired on April 4, 2006, on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,451 and $3,431 for the three months ended June 30, 2006 and 2005, respectively. This represents an increase of $20 or 0.6% from the comparable period of 2005. Consolidated interest expense was $6,962 and $6,945 for the six months ended June 30, 2006 and 2005, respectively. This represents an increase of $17 or 0.2% from the comparable period of 2005. The net increase in interest expense is due to a higher overall interest rate.

Other Income (Expense), Net

Consolidated other income (expense), net was $621 and ($1,397) for the three months ended June 30, 2006 and 2005, respectively. This represents a net increase in income of $2,018 from the comparable period of 2005. Consolidated other income (expense), net was $470 and ($1,424) for the six months ended June 30, 2006 and 2005, respectively. This represents a net increase in income of $1,894 from the comparable period of 2005. The increase for both periods is primarily the result of implementation costs of $2,038 incurred in 2005 related to our initial and quarterly dividend and convertible debt exchange offer.

Income Taxes

Our effective income tax rates were 38.5% and 37.3% for the three months ended June 30, 2006 and 2005, respectively. Our effective income tax rates were 38.8% and 37.3% for the six months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate is primarily due to the recognition of certain deferred state tax items.

Liquidity and Capital Resources:

	June 30, 2006	December 31, 2005
Cash and temporary cash investments	$110,225	$104,968
Working capital	68,090	55,466
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,029	335,360

Cash and temporary cash investments were $110,225 at June 30, 2006 as compared to $104,968 at December 31, 2005. We consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and ensure investment quality. Our working capital ratio was 1.64 to 1 at June 30, 2006, as compared to 1.52 to 1 at December 31, 2005. The net increase is due to an increase in cash primarily due to the dissolution of the Rural Telephone Bank and cash generated by operations, partially offset by our dividend payment, share repurchases and capital expenditures.

We have the following financing arrangements in place:

	June 30, 2006		June 30, 2005
	Balance	Available	Balance	Available
Revolving line of credit - CoBank	$35,000	$100,000	$35,000	$50,000
Convertible notes	300,000	—	300,000	—

Total	$335,000	$100,000	$335,000	$50,000

On June 30, 2005, we paid a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005. A $0.50 per share dividend was paid for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively. The payment of cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends.

An amended $135,000 revolving line of credit with CoBank was entered into on May 29, 2006, with a $35,000 balance outstanding. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of June 30, 2006, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 27, 2007.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. For 2006, approximately 80% of the patronage dividends are received in cash, with the balance in CoBank equity. For 2005, approximately 60% of the patronage dividends were received in cash. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.3 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2007. The cash dividend received in March 2006 of $280 is included in interest and dividend income for the six months ended June 30, 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the six months ended June 30, 2005.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. As of June 30, 2006, we had repurchases that settled for a total of 3,995,149 shares under the program with an average purchase price of $37.546, including commissions, for a total cost of approximately $150.0 million. We may consider the feasibility of additional common share repurchases in the future.

	Six months ended June 30,
	2006	2005
Net cash provided by (used in):

Operating activities	$48,195	$57,896
Investing activities	9,075	(16,360)
Financing activities	(52,013)	(272,079)

For the six months ended June 30, 2006, our net cash provided by operating activities was $48,195 comprised of net income of $48,563, non-cash depreciation and amortization of $21,736, offset by the gain on the Rural Telephone Bank (“RTB”) dissolution of $23,623 the proceeds of which are reflected in investing activities and an increase in other non-cash items and working capital changes of $1,519. Net cash provided by investing activities of $9,075 consisted primarily of proceeds on the RTB dissolution of $30,033, partially offset by additions to property, plant and equipment of $22,859. Net cash used in financing activities of $52,013 consisted primarily of share repurchases of $31,456 and dividends paid of $21,429, partially offset by proceeds of stock option exercises of $1,172.

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the RTB equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends.

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

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation plan approved by the PUC (Chapter 30). Under this plan, as amended, CT is authorized to adjust its overall intrastate rate levels annually by an amount equal to the rate of inflation, and has committed to provide universal availability of broadband services within its service territory no later than December 31, 2008. CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. Also, CT is protected by an exogenous events provision in its plan that recognizes and accounts for certain state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events.

Effective September 1, 2005, CT raised certain rates to recover approximately $3,200 on an annualized basis, which reflects changes in the rate of inflation as provided in its alternative regulation plan. On February 1, 2006, CT filed notice with the PUC that it would seek approval to raise certain rates to recover approximately $4,100 on an annualized basis, effective May 16, 2006. On April 20, 2006, the PUC issued an order approving the proposed rate changes, subject to the further findings of an administrative law judge relative to a complaint filed by the Office of Small Business Advocate (“OSBA”). On April 24, 2006, the OSBA informed the PUC that it had withdrawn its complaint and the complaint was marked closed by the PUC. Accordingly, CT raised certain rates to recover approximately $4,100 on an annualized basis effective May 16, 2006.

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

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 30.8% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by NECA. The purpose of the average schedule formulas is to estimate the costs of smaller telephone companies, like CT, without requiring them to perform expensive cost studies. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, NECA is required to review these formulas annually. In December 2005, NECA submitted formula changes to the FCC, which were approved by the FCC on May 30, 2006, that will cause a reduction in CT’s interstate access revenues of approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, a phased-in structural change to the formulas was approved which reduces CT’s settlements by approximately $0.2 million in 2006, $2.0 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. It is possible that future changes to the formulas may cause additional changes (either increases or decreases) in CT’s interstate access revenues.

CT also receives funding from the federal USF, under formulas adopted by the FCC. Effective with recent formulas adopted by the FCC, CT is entitled to receive approximately $12 million in interstate common line support (“ICLS”) annually. Changes in the federal USF formulas could have a material effect on CT’s revenues. The FCC currently is considering changes to the USF funding mechanism, but at this time we are unable to predict either the timing or the impact of any changes it may adopt.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation for interstate services similar in some respects to CT’s alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

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

CT, CTSI and CLD are required to make contributions to the federal USF, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or within the price of its services. The FCC and Congress are currently considering changes to the USF regulations that, if adopted, would alter the basis upon which USF contributions are determined and the means by which such contributions may be recovered from customers. In June, 2006, the FCC adopted some interim changes to its contribution formulas that are expected to moderate somewhat the burden of these contributions on CT’s and CTSI’s customers, but the agency is still considering other proposals for more extensive changes in the contribution system. The FCC has not yet acted on these proposals and it is not clear whether or when it will adopt any of these proposals.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996 (“the Act”), CT is currently exempted from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Telecommunications Act. To date, no carrier has sought such a review by the Pennsylvania PUC. On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On June 24, 2005, Sprint filed an Answer to CT’s Protest and Motion to Dismiss. On January 18, 2006, a hearing on the Sprint application was held before an administrative law judge. We now await the PUC’s final decision; it is not possible to predict the outcome at this time. On May 27, 2005, Core Communications, Inc. filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On July 18, 2005, as part of a group comprised of several Pennsylvania Telephone Association member companies, CT filed a Protest and Motion to Dismiss with the PUC. On February 21, 2006, a hearing on the Core application was held before an administrative law judge. We now await the PUC’s final decision; it is not possible to predict the outcome at this time.

On September 22, 2005, Service Electric Telephone Company, LLC. (“SET”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the remaining service territory of CT. On May 12, 2006, CT and SET entered into a settlement agreement resolving this matter and limiting SET’s expanded service areas.

On May 1, 2006, RCN Telecom Services, Inc. filed an application with the PUC for “Approval of the Right to begin to Offer, Render, Furnish or Supply Competitive Local Exchange Carrier Services to the Public in the Service Territory of CT.” On June 12, 2006, CT filed a protest with the PUC. The application has been assigned to an administrative law judge and a prehearing conference was scheduled for August 3, 2006. It is not possible to predict the final outcome at this time.

On June 13, 2006, Blue Ridge Digital Phone Company filed an application with the PUC to provide telecommunications services in the service territory of CT. It is not possible to predict the outcome of this application at this time.

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

CT is currently re-negotiating the terms of certain wireless interconnection and reciprocal compensation agreements for the exchange of traffic between the companies’ respective end-users. We continue to operate under the terms of the original agreements while negotiations continue.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements at rates based on forward-looking incremental costs to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access at these rates to unbundled voice-grade loops. Verizon is not, however, required to permit unbundled access to newly constructed fiber optic facilities serving primarily residential premises. Verizon is also no longer required to offer unbundled local switching at cost-based rates, however, CTSI does not use that element significantly. Verizon is required to provide some other network elements (including high-capacity loops and transport facilities) at cost-based rates in many, but not all, of the markets it serves, however, CTSI does not rely extensively on these elements.

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

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon. A Pennsylvania statute adopted in 2004 provides that carriers such as CTSI may not charge intrastate access rates higher than those charged by Verizon, unless CTSI’s costs are higher than Verizon’s. CTSI’s intrastate access rates currently are higher than Verizon’s. We believe that this rate difference is cost-justified, but the PUC has not reviewed CTSI’s costs; an adverse decision on this issue could cause a reduction in CTSI’s intrastate revenues.

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, the amount of compensation payable to CTSI on terminated calls above a 3 to 1 ratio (which are presumed to be ISP calls) generally is limited to $0.0007 per minute. In 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

CTSI derives a substantial portion of its revenues, although declining from historical levels, from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 11.5% and 16.4% of CTSI’s revenues for the six months ended June 30, 2006 and 2005, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the six months ended June 30, 2006, CTSI recorded approximately $2,280 or 5.6% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) from ISP traffic. This compares to $3,211 or 7.4% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $1,466 or 0.9% and $1,727 or 1.0% of our total consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, may continue to have a negative impact on these revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of both future interest rates and our future financing requirements. On April 4, 2006, our interest rate swap matured, and it was not renewed.

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

(thousands of dollars)

As of June 30, 2006	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$295,347	$289,703	$301,152
Variable	$35,000	$35,000	$34,702	$35,303

As of August 9, 2006, we had no other material exposure to market risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding settled purchases of CTE Common Stock made by us during the quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (dollars in thousands)
April 1, 2006 - April 30, 2006	423,605	$33.774	423,605	$—
May 1, 2006 – May 31, 2006	—	—	—	—
June 1, 2006 - June 30, 2006	—	—	—	—

Notes

The $100 million Stock Repurchase Program was announced on November 13, 2003; the $50 million addition to the program was announced on February 10, 2004. The Stock Repurchase Program had no expiration date. We completed the Stock Repurchase Program in April 2006. We had no other stock repurchase plan or program expire during the period covered by the table. Also, no plans or programs were terminated prior to expiration. All purchases were made in accordance with the safe harbor in Rule 10b-18 under the Securities Exchange Act of 1934.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 18, 2006. Matters submitted to our shareholders included:

1)	The election of the following Class I Directors to serve for a term of three (3) years:

Nominee	For	Withheld
John R. Birk	19,089,842	259,351
David C. Mitchell	18,693,863	655,330
Walter Scott, Jr.	18,794,246	554,947

Additional Directors whose term of office as a Director continued after the meeting included:

Michael J. Mahoney

John J. Whyte

James Q. Crowe

Eugene Roth

Frank M. Henry*

*	Effective June 15, 2006, Frank M. Henry resigned as a member of the Company’s Board of Directors.

2)	The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2006.

For	Against	Abstain
19,289,476	52,530	7,187

3)	The approval of the Amended Equity Incentive Plan.

For	Against	Abstain
16,137,791	834,446	35,365

4)	The approval of the 2006 Bonus Plan.

For	Against	Abstain
16,131,934	760,450	115,218

5)	The approval of the Deferred Compensation Plan.

For	Against	Abstain
16,190,284	694,011	123,307

Item 5. Other Information

On May 29, 2006, Commonwealth Telephone Company (“CT”), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc., entered into the Fourth Amended and Restated Line of Credit Agreement, dated as of May 29, 2006 (the “Credit Agreement”), with CoBANK, ACB. The Credit Agreement succeeds the Third Amended and Restated Line of Credit dated May 31, 2005. The Credit Agreement provides for, among other things, (1) an available loan amount of up to $135 million, (2) an availability period commencing on May 29, 2006 and ending on May 27, 2007, (3) the option for CT to select a variable interest rate of the Base Rate minus 1.00% or a fixed interest rate of LIBOR plus 0.625%, and (4) a commitment fee on the unfunded portion of the credit line of 0.125% per year. The Credit Agreement is attached hereto as Exhibit 4.1.

On May 18, 2006, shareholders approved, at the Annual Meeting, an extension of the expiration date of the CTE Equity Incentive Plan (the “Plan”) from October 6, 2006 to May 18, 2016. The shareholders also approved additional amendments to the Plan (collectively the “Plan Amendment”). The Plan Amendment does not authorize the issuance of any additional shares of CTE Common Stock under the Plan. The CTE Equity Incentive Plan (as amended and restated, effective May 18, 2006) is attached hereto as Exhibit 10.1.

On May 18, 2006, shareholders approved, at the Annual Meeting, the Company’s 2006 Bonus Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2002 Plan, except that it: (i) changes the name of the 2002 Plan; (ii) extends the expiration date from 2006 until 2011; and (iii) requires any deferrals under the plan to satisfy Section 409A of the Internal Revenue Code (which was adopted subsequent to the 2002 Plan). The CTE 2006 Bonus Plan is attached hereto as Exhibit 10.2.

On May 18, 2006, shareholders approved, at the Annual Meeting, the Company’s Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan functions in a similar fashion to the Company’s Executive Stock Purchase Plan (“ESPP”). The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and related Treasury guidance and regulations (“Section 409A”). The Deferred Compensation Plan will be effective January 1, 2007, while the ESPP will remain in place to cover participation through December 31, 2006. The CTE Deferred Compensation Plan is attached hereto as Exhibit 10.3.

Item 6. Exhibits

Exhibits
4.1	Amendment to Line of Credit Agreement by and between Commonwealth Telephone Company and CoBank, ACB dated as of May 29, 2006

10.1	Commonwealth Telephone Enterprises, Inc. Equity Incentive Plan, as amended and restated, effective May 18, 2006

10.2	Commonwealth Telephone Enterprises, Inc. 2006 Bonus Plan

10.3	Commonwealth Telephone Enterprises, Inc. Deferred Compensation Plan, effective January 1, 2007

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	COMMONWEALTH TELEPHONE ENTERPRISES, INC.

/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)