Form 10-Q
period 2006-09-30
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2006-11-09
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006 there were 21,102,735 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$83,715	$83,784	$247,372	$250,331
Costs and expenses, excluding depreciation and amortization and strategic alternatives	43,350	41,724	128,132	122,928
Strategic alternatives	3,716	—	3,716	—
Depreciation and amortization	10,703	14,118	32,439	45,964
Restructuring reversals	—	—	—	(31)

Operating income	25,946	27,942	83,085	81,470
Interest and dividend income	1,567	1,536	4,053	7,036
Interest expense	(3,465)	(3,448)	(10,427)	(10,393)
Gain on dissolution of Rural Telephone Bank	—	—	23,623	—
Other income (expense), net	(290)	(309)	180	(1,733)
Equity in income of unconsolidated entities	405	325	3,023	2,435

Income before income taxes	24,163	26,046	103,537	78,815
Provision for income taxes	5,363	9,744	36,174	29,401

Net income	$18,800	$16,302	$67,363	$49,414
Unrealized gain on derivative instruments, net of tax	—	166	126	591

Comprehensive income	$18,800	$16,468	$67,489	$50,005

Basic earnings per share:
Net income	$0.89	$0.74	$3.15	$2.30

Weighted average shares outstanding	21,179,490	21,890,545	21,413,341	21,520,221
Diluted earnings per share:
Net income	$0.72	$0.62	$2.52	$1.94

Weighted average shares and common stock equivalents outstanding	28,877,622	29,233,022	28,999,221	28,315,010

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and temporary cash investments	$107,857	$104,968
Accounts receivable and unbilled revenues, net of reserve for doubtful accounts of $1,538 at September 30, 2006 and $1,362 at December 31, 2005	40,720	36,528
Other current assets	13,187	8,830
Deferred income taxes	10,557	11,275

Total current assets	172,321	161,601
Property, plant and equipment, net of accumulated depreciation of $571,702 at September 30, 2006 and $550,007 at December 31, 2005	371,366	368,506
Investments	5,715	10,269
Other assets	13,314	15,018

Total assets	$562,716	$555,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$—	$360
Notes payable	35,000	35,000
Accounts payable	22,653	26,590
Accrued expenses	32,470	33,854
Accrued interest	2,219	5,083
Advance billings and customer deposits	5,441	5,248

Total current liabilities	97,783	106,135
Long-term debt	300,000	300,000
Deferred income taxes	72,618	72,490
Other liabilities	24,656	20,904
Commitments and contingencies	—	—
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,226,482 and 24,226,482; outstanding: 21,102,735 and 21,842,918, at September 30, 2006 and December 31, 2005, respectively)	24,226	24,226
Additional paid-in capital	102,543	118,723
Deferred compensation	—	(16,861)
Accumulated other comprehensive loss	(2,289)	(2,415)
Retained earnings	61,166	26,327
Treasury stock at cost, 3,123,747 and 2,383,564 shares at September 30, 2006 and December 31, 2005, respectively	(117,987)	(94,135)

Total common shareholders’ equity	67,659	55,865

Total liabilities and shareholders’ equity	$562,716	$555,394

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,906	$91,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment	(35,003)	(29,884)
Proceeds on dissolution of Rural Telephone Bank	30,033	—
Other	870	1,096

Net cash used in investing activities	(4,100)	(28,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,975)	(304,961)
Dividend and debt exchange fees paid	—	(2,068)
Proceeds from exercise of stock options	1,743	23,658
Capital lease payments	(360)	(557)
Payment made for debt issuance costs	—	(160)
Stock repurchases	(31,456)	—
Tax benefits on stock compensation	131	—

Net cash used in financing activities	(61,917)	(284,088)

Net increase/(decrease) in cash and temporary cash investments	2,889	(221,770)

Cash and temporary cash investments at beginning of year	104,968	312,260

Cash and temporary cash investments at September 30,	$107,857	$90,490

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$11,459	$11,456

Income taxes	$35,694	$34,471

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Par Value	Additional Paid-in Capital	Deferred Comp.	Accumulated Comprehensive Loss	Retained Earnings	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2005	$24,226	$118,723	$(16,861)	$(2,415)	$26,327	$(94,135)	$55,865
Net income					67,363		67,363
Restricted stock		399				4,105	4,504
Stock option plan transactions		(662)				2,405	1,743
Executive stock purchase plan		108					108
Tax benefits related to stock activity		(173)					(173)
Dividends		439			(32,524)		(32,085)
Stock repurchase program						(31,456)	(31,456)
Unrealized gain on derivative instruments, net of tax				126			126
Stock option compensation cost		659					659
401(k) match		(89)				1,094	1,005
Transfer deferred compensation balance to additional paid-in capital		(16,861)	16,861				—

Balance, September 30, 2006	$24,226	$102,543	$—	$(2,289)	$61,166	$(117,987)	$67,659

	Common Stock
	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2005	24,226,482	2,383,564	21,842,918
Stock option plan transactions	—	(65,295)	65,295
Restricted stock	—	(107,761)	107,761
Stock repurchase program	—	947,905	(947,905)
401(k) match	—	(34,666)	34,666

Balance, September 30, 2006	24,226,482	3,123,747	21,102,735

See accompanying notes to Condensed Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per Share Amounts)

The Condensed Consolidated Financial Statements included herein have been prepared by the Company (as defined below) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

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

2. Merger Agreement with Citizens Communications Company—On September 18, 2006, Commonwealth Telephone Enterprises, Inc. and Citizens Communications Company (“Citizens”) announced that they have entered into an agreement for Citizens to acquire CTE in a cash-and-stock taxable transaction. Each CTE share will receive $31.31 in cash and 0.768 shares of Citizens’ common stock. The transaction is subject to approval by CTE’s shareholders, as well as the satisfaction of certain customary conditions, including the receipt of necessary approvals from the Federal Communications Commission and the Pennsylvania Public Utility Commission. The transaction is expected to close in mid-2007. The transaction will be a taxable transaction for U.S. federal tax purposes, and therefore stockholders will not receive any portion of the consideration on a tax-free basis. The merger agreement contains provisions addressing the circumstances under which Citizens or CTE may terminate the merger agreement. In addition, the merger agreement provides that, in several circumstances, CTE may be required to pay Citizens a termination fee of $37,000.

3. Strategic alternatives – In connection with the Citizens merger, we have incurred costs of $3,716 related to financial advisory, legal and other fees for the three and nine months ended September 30, 2006. As specified in the merger agreement, we are obligated to pay Evercore Group L.L.C. (“Evercore”) approximately $11,000, $250 of which was paid to Evercore upon its being retained, approximately $2,800 of which was paid to Evercore when we entered into the merger agreement and the remainder of which will become payable when the merger is successfully completed. The amount of the Evercore advisory fee may be adjusted depending on the closing price of the Citizens common stock on the closing date of the merger and on the amount of CTE indebtedness on the closing date of the merger.

4. Rural Telephone Bank - In accordance with the terms of our prior mortgage notes and security agreements, which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends. Our gain on the RTB dissolution is $23,623.

5. Dividend Accounting - On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ending June 30, 2005, which were paid on June 30, 2005, to holders of record on June 15, 2005. In addition, we announced our intention to provide an ongoing annual dividend of $2.00 per share, which would be paid quarterly. A $0.50 per share dividend was paid for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. On August 9, 2006, our Board of Directors declared a $0.50 per share dividend for the quarter ending September 30, 2006, which was paid on September 29, 2006, to holders of record on September 15, 2006, for which $10,545 was paid in cash.

In connection with the payment of the special and initial quarterly dividend, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 has been adjusted to reflect all of the dividends based on the terms of the convertible notes. At the conversion price in effect at September 30, 2006, our convertible debt is convertible into 7,619,610 shares of our common stock.

6. Stock-Based Compensation – Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the modified prospective application transition method without restatement of prior interim periods. Prior to our adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123(R) requires excess tax benefits, if any, be reported as a financing cash inflow rather than as a reduction of taxes paid. As a result of the adoption of FAS 123(R), our income before income taxes and net income for the three and nine months ended September 30, 2006, is $125 and $78 lower and $659 and $410 lower, respectively, than under our previous accounting method for share-based payments. Upon adoption of FAS 123(R), we recorded $77 cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the awards that will vest over the requisite service period. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.

For stock options granted prior to the adoption of FAS 123(R), pro forma amounts based on the options’ fair value, net of tax, at the grant dates for CTE Equity Incentive Plan awards under the fair value method of SFAS No. 123 for the three and nine months ended September 30, 2005 are:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income - as reported	$16,302	$49,414
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,463	4,782
Deduct: total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(1,841)	(6,308)

Net income - pro forma	$15,924	$47,888
Net income adjustment for interest on convertible debt, net of tax	1,874	5,613

Pro forma diluted earnings per share numerator	$17,798	$53,501

Net income per share:
Basic earnings per share - as reported	$0.74	$2.30
Basic earnings per share - pro forma	0.73	2.23
Diluted earnings per share - as reported	0.62	1.94
Diluted earnings per share - pro forma	0.61	1.89

Our Equity Incentive Plan, as amended in 2006, has 1,857,000 shares of common stock authorized and available for the issuance of awards. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. All unvested awards will vest immediately upon change in control. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. There were no options granted during the three and nine-month periods ended September 30, 2006 and 2005; as a result, no Black-Scholes valuation was required. During the first nine months of 2006, 65,295 options were exercised, yielding cash proceeds of $1,743 and an income tax benefit of $171. Shares issued upon the exercise of the stock options were from treasury shares.

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

In 2006, performance restricted share units were granted, and the total number of units that will be issued will be based on the relationship of 2006 business results to a pre-determined target. The number of units that will be issued will be determined in early 2007, and these units will then be subject to a three-year service vesting, with one-third of the award vesting each year. We have estimated the number of units that will be issued and recognize compensation cost using the graded vesting approach over the four year requisite service period. We will continue to review our estimate of the number of units that will be issued, and if the target levels will not be met, any recognized compensation cost will be reversed. Performance share units are not entitled to receive dividend equivalent units until they are issued. On September 16, 2006, in conjunction with the merger agreement with Citizens, the Compensation Committee modified the pre-determined target with the effect of lowering the target levels specified in those awards. Approximately 70 employees were affected by the modification, and the incremental compensation cost from the modification will be recognized over the remaining requisite service period. The incremental compensation cost resulting from the modification was approximately $56 for the three and nine months ended September 30, 2006.

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

For the three and nine months ended September 30, 2006, we recognized non-cash pre-tax compensation expense of $2,180 ($1,358 net of tax), and $7,212 ($4,493 net of tax), respectively, related to restricted stock units, stock options and our Executive Stock Purchase Plan (“ESPP”). For the three and nine months ended September 30, 2005, we recognized non-cash pre-tax compensation expense of $2,247, $1,409 net of tax, and $7,361, $4,615 net of tax, respectively, related to restricted stock units and ESPP. As of September 30, 2006, $13,586, $229 and $1,487 related to restricted stock units, stock options and ESPP, respectively, is expected to be recognized over a weighted average period of approximately 2.5 years for restricted stock, 0.4 years for stock options and 1.8 years for ESPP.

Information relating to CTE stock options is as follows:

	Number of shares	Weighted average exercise price
Outstanding December 31, 2005	456,559	$28.56
Granted	—	—
Exercised	(65,295)	26.70
Canceled	(10,337)	28.91

Outstanding September 30, 2006	380,927	$28.87

Shares exercisable September 30, 2006	356,633	$28.86

	Number of shares	Weighted average grant date fair value
Unvested stock options December 31, 2005	181,440	$11.84
Granted	—	—
Vested	(146,809)	11.74
Canceled	(10,337)	12.24

Unvested stock options September 30, 2006	24,294	$12.24

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value	Number exercisable at September 30, 2006	Weighted average exercise price	Aggregate intrinsic value
$8.27	939	0.4	$8.27	$31	939	$8.27	$31
$18.35—$28.91	253,189	4.3	25.78	3,911	228,895	25.45	3,611
$29.95—$40.47	126,799	3.7	35.17	768	126,799	35.17	768

Total/weighted average	380,927	4.1	$28.87	$4,710	356,633	$28.86	$4,410

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on September 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $477.

Information relating to CTE restricted stock awards is as follows:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock December 31, 2005	465,346	$43.19
Granted	62,790	32.46
Vested	(164,882)	42.67
Canceled	(32,511)	41.37
Dividend equivalent units	14,471	35.85

Unvested restricted stock September 30, 2006	345,214	$41.35

7. Segment Information - We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

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

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

Three months ended September 30, 2006	CT	CTSI	Other	Consolidated
Sales	$64,611	$20,785	$5,417	$90,813
Elimination of intersegment sales	6,965	106	27	7,098
External sales	57,646	20,679	5,390	83,715
Costs and expenses, excluding depreciation and amortization and strategic alternatives	21,771	13,322	8,257	43,350
Strategic alternatives	—	—	3,716	3,716
Depreciation and amortization	5,690	4,775	238	10,703
Operating income (loss)	30,185	2,582	(6,821)	25,946

Three months ended September 30, 2005	CT	CTSI	Other	Consolidated
Sales	$62,865	$21,398	$5,199	$89,462
Elimination of intersegment sales	5,536	121	21	5,678
External sales	57,329	21,277	5,178	83,784
Costs and expenses, excluding depreciation and amortization	20,367	13,548	7,809	41,724
Depreciation and amortization	9,097	4,762	259	14,118
Operating income (loss)	27,865	2,967	(2,890)	27,942

Nine months ended September 30, 2006	CT	CTSI	Other	Consolidated
Sales	$191,134	$61,929	$13,968	$267,031
Elimination of intersegment sales	19,268	320	71	19,659
External sales	171,866	61,609	13,897	247,372
Costs and expenses, excluding depreciation and amortization and strategic alternatives	63,086	40,894	24,152	128,132
Strategic alternatives	—	—	3,716	3,716
Depreciation and amortization	17,581	14,168	690	32,439
Operating income (loss)	91,199	6,547	(14,661)	83,085

Nine months ended September 30, 2005	CT	CTSI	Other	Consolidated
Sales	$187,536	$65,245	$14,804	$267,585
Elimination of intersegment sales	16,875	346	33	17,254
External sales	170,661	64,899	14,771	250,331
Costs and expenses, excluding depreciation and amortization	59,664	40,430	22,834	122,928
Depreciation and amortization	30,526	14,467	971	45,964
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	80,471	10,033	(9,034)	81,470

The following table shows a reconciliation of operating income for the reportable business segments to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating income from reportable segments	$32,767	$30,832	$97,746	$90,504
Other segment	(6,821)	(2,890)	(14,661)	(9,034)
Interest and dividend income	1,567	1,536	4,053	7,036
Interest expense	(3,465)	(3,448)	(10,427)	(10,393)
Gain on dissolution of Rural Telephone Bank	—	—	23,623	—
Other income (expense), net	(290)	(309)	180	(1,733)
Equity in income of unconsolidated entities	405	325	3,023	2,435

Consolidated income before income taxes	$24,163	$26,046	$103,537	$78,815

8. Earnings per Share - Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each period after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were approximately 4,300 and 0 for the three months ended September 30, 2006 and 2005, respectively, and approximately 6,400 and 3,100 for the nine months ended September 30, 2006 and 2005, respectively.

The dilutive impact of the contingently convertible notes, based upon the conversion rate in effect at September 30, 2006, is 7,619,610 shares of our common stock. At the conversion price in effect at September 30, 2005, our convertible debt was convertible into 7,182,480 shares of our common stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$18,800	$16,302	$67,363	$49,414

Basic earnings per share:
Weighted average shares outstanding	21,179,490	21,890,545	21,413,341	21,520,221

Net income per share	$0.89	$0.74	$3.15	$2.30

Net income	$18,800	$16,302	$67,363	$49,414
Net income adjustment for interest on convertible debt, net of tax	1,878	1,874	5,635	5,613

Net income as adjusted	$20,678	$18,176	$72,998	$55,027

Diluted earnings per share:
Weighted average shares outstanding	21,179,490	21,890,545	21,413,341	21,520,221
Dilutive shares resulting from common stock equivalents	78,522	159,997	74,016	275,248
Dilutive shares resulting from convertible debt	7,619,610	7,182,480	7,511,864	6,519,541

Weighted average shares and common stock equivalents outstanding	28,877,622	29,233,022	28,999,221	28,315,010

Net income per share	$0.72	$0.62	$2.52	$1.94

The change in the conversion rate of our convertible notes due to the dividend payment resulted in 106,230 and 226,664 additional shares being included in our calculation of diluted earnings per share for the three and nine months ended September 30, 2006.

9. Derivative Instruments – We utilized an interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreement was a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. Amounts to be paid or received under the interest rate swap agreement were accrued and recognized over the life of the swap agreement as an adjustment to interest expense.

The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The interest rate swap matured April 4, 2006. In the nine months ended September 30, 2006, we recorded an adjustment of ($194), (($126) net of tax), to adjust the fair value of the swap to $0. In the nine months ended September 30, 2005, we recorded an adjustment of ($908), (($591) net of tax), to adjust the fair value of the swaps to ($368).

10. Common Stock – We have authorized 85,000,000 shares of $1 par value CTE Common Stock at September 30, 2006 and 2005. We announced a $100 million Stock Repurchase Program (“Program”) on November 13, 2003, and a $50 million addition to the Program on February 10, 2004. As of September 30, 2006, we had repurchases that settled for a total of 3,995,149 shares under the Program, with an average purchase price of $37.546, including commissions, for a total repurchase of approximately $150.0 million.

11. Pension –

Pension cost is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$1,047	$936	$3,141	$2,808
Interest cost	1,496	1,435	4,488	4,305
Expected return on plan assets	(1,785)	(1,821)	(5,355)	(5,463)
Amortization of prior service cost	133	133	399	399
Recognized net actuarial loss	177	97	531	291

Total net periodic pension cost	$1,068	$780	$3,204	$2,340

For employees who retired prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement benefit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest cost	$11	$12	$33	$36
Recognized net actuarial gain	(19)	(21)	(57)	(63)

Total net periodic postretirement benefit	$(8)	$(9)	$(24)	$(27)

For former employees included in the Voluntary Retirement Program, we provide medical benefits until age 65.

Net periodic postretirement benefit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest cost	$5	$7	$15	$21
Recognized net actuarial gain	(7)	(10)	(21)	(30)

Total net periodic postretirement benefit	$(2)	$(3)	$(6)	$(9)

12. New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 158, (SFAS No. 158) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS No.158 is effective for fiscal years ending after December 15, 2006. We are in the process of determining the effect the adoption of SFAS No. 158 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in tax returns. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The new guidance is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect the adoption of FIN 48 will have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, (SFAS No. 157) “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We believe that the adoption of SAB 108 will not have a material effect on our results of operations or financial condition.

13. Depreciation and Amortization - During the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. This review involved a detailed analysis of assets in our network and incorporated our expectations for expansion and customer demand for new technology. Also, the second quarter of 2005 review incorporated the results of the Chapter 30 Plan amendment that was approved by the Pennsylvania Public Utility Commission in March 2005, which prescribed the broadband capability we are required to provide to our customers by December 31, 2008, and which clarified our expectations with regard to future capital deployment requirements in CT’s territory. Specifically, the revised Chapter 30 Plan allows us to build upon, in large part, our current network, which we believe justifies a longer useful life for such assets. As a result of this review, we revised the useful lives of certain classes of assets, primarily digital electronic switching equipment, digital circuit transmission and computers and software. The impact of these changes was a lengthening of useful lives as of April 1, 2005, that affected the first quarter of 2006 by $2,443 (after-tax) or $0.08 per diluted share.

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

CT has been operating in various rural Pennsylvania markets since 1897. As of September 30, 2006, our RLEC served over 312,300 switched access lines. In 1997, we formally launched our facilities-based RLEC edge-out operation, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that, we believe, offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 138,800 switched access lines as of September 30, 2006, which serve predominantly business customers.

On September 18, 2006, Commonwealth Telephone Enterprises, Inc. and Citizens Communications Company (“Citizens”) announced that they have entered into an agreement for Citizens to acquire CTE in a cash-and-stock taxable transaction. Each CTE share will receive $31.31 in cash and 0.768 shares of Citizens’ common stock. The transaction is subject to approval by CTE’s shareholders, as well as the satisfaction of certain customary conditions, including the receipt of necessary approvals from the Federal Communications Commission and the Pennsylvania Public Utility Commission. The transaction is expected to close in mid-2007. The transaction will be a taxable transaction for U.S. federal tax purposes, and therefore stockholders will not receive any portion of the consideration on a tax-free basis. The merger agreement contains provisions addressing the circumstances under which Citizens or CTE may terminate the merger agreement. In addition, the merger agreement provides that, in several circumstances, CTE may be required to pay Citizens a termination fee of $37,000.

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

Our “Other” business segment includes the revenue from epix and CC. epix revenue for this segment consists primarily of dial-up Internet access revenue. CC generates revenue primarily from telecommunications projects, including design, installation and maintenance of telephone and data systems for business and public sector customers. Other also includes our corporate entity.

Operating Costs and Expenses

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services and general and administrative expenses. These costs have increased over time as we have grown our operations and customer base. Operating costs also include depreciation and amortization and strategic alternatives. CTSI also incurs costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. Like CTSI, CLD incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of equipment.

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

Results of Operations

Three months ended September 30, 2006 vs September 30, 2005

Our consolidated sales were $83,715 and $83,784 for the three months ended September 30, 2006 and 2005, respectively. Contributing to the sales decrease of $69 or 0.1% were lower CTSI sales of $598, partially offset by an increase in CT sales of $317 and an increase in Other sales of $212.

Our consolidated operating costs and expenses (excluding depreciation and amortization and strategic alternatives) were $43,350 for the three months ended September 30, 2006 as compared to $41,724 for the three months ended September 30, 2005, an increase of $1,626. Contributing to the increase in operating costs and expenses was an increase in costs at CT of $1,404 and higher costs at Other of $448, partially offset by a decrease in costs at CTSI of $226.

Consolidated operating income was $25,946 for the three months ended September 30, 2006 as compared to $27,942 for the three months ended September 30, 2005. The decrease of $1,996 was a result of strategic alternatives expense of $3,716 related to the Citizens merger, increased consolidated operating costs and expenses and decreased revenues discussed above, partially offset by decreased consolidated depreciation expense of $3,415 due to certain classes of assets becoming fully depreciated primarily at our CT segment.

Consolidated net income was $18,800 or $0.72 per diluted share for the three months ended September 30, 2006. Net income was $16,302 or $0.62 per diluted share for the three months ended September 30, 2005. Contributing to the increase in net income is the decrease in the provision for income taxes, partially offset by a decrease in operating income discussed above.

Nine months ended September 30, 2006 vs September 30, 2005

Our consolidated sales were $247,372 and $250,331 for the nine months ended September 30, 2006 and 2005, respectively. Contributing to the sales decrease of $2,959 or 1.2% were lower CTSI sales of $3,290 and a decline in Other sales of $874, partially offset by an increase in CT sales of $1,205.

Our consolidated operating costs and expenses (excluding depreciation and amortization and strategic alternatives) were $128,132 for the nine months ended September 30, 2006 as compared to $122,928 for the nine months ended September 30, 2005, an increase of $5,204. Contributing to the increase in operating costs and expenses was an increase in costs at CT of $3,422, higher costs at CTSI of $464 and higher costs at Other of $1,318.

Consolidated operating income was $83,085 for the nine months ended September 30, 2006 as compared to $81,470 for the nine months ended September 30, 2005. The increase of $1,615 was a result of decreased consolidated depreciation expense of $13,525 related to our second quarter of 2005 periodic review of asset retirement activity, salvage values and fixed asset lives and certain classes of assets becoming fully depreciated, partially offset by decreased revenues, increased consolidated operating costs and expenses discussed above and strategic alternatives expenses of $3,716 related to the Citizens merger.

Consolidated net income was $67,363 or $2.52 per diluted share for the nine months ended September 30, 2006. Net income was $49,414 or $1.94 per diluted share for the nine months ended September 30, 2005. Contributing to the increase in net income is the increase in operating income discussed above, gain on the dissolution of the Rural Telephone Bank (“RTB”) of $23,623 or approximately $0.51 per diluted share and an increase in other income (expense), partially offset by an increase in the provision for income taxes and a decrease in interest income.

Selected Segment Data

We have included certain segment financial data in the tables below. Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Three months ended September 30, 2006	Sales	Costs and expenses excluding depreciation and amortization and strategic alternatives	Strategic alternatives	Depreciation and amortization	Operating income (loss)
CT	$57,646	$21,771	$—	$5,690	$30,185
CTSI	20,679	13,322	—	4,775	2,582
Other	5,390	8,257	3,716	238	(6,821)

Total	$83,715	$43,350	$3,716	$10,703	$25,946

Three months ended September 30, 2005	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)

CT	$57,329	$20,367	$9,097	$—	$27,865
CTSI	21,277	13,548	4,762	—	2,967
Other	5,178	7,809	259	—	(2,890)

Total	$83,784	$41,724	$14,118	$—	$27,942

Nine months ended September 30, 2006	Sales	Costs and expenses excluding depreciation and amortization and strategic alternatives	Strategic alternatives	Depreciation and amortization	Operating income (loss)
CT	$171,866	$63,086	$—	$17,581	$91,199
CTSI	61,609	40,894	—	14,168	6,547
Other	13,897	24,152	3,716	690	(14,661)

Total	$247,372	$128,132	$3,716	$32,439	$83,085

Nine months ended September 30, 2005	Sales	Costs and expenses excluding depreciation and amortization	Depreciation and amortization	Restructuring Reversals	Operating income (loss)
CT	$170,661	$59,664	$30,526	$—	$80,471
CTSI	64,899	40,430	14,467	(31)	10,033
Other	14,771	22,834	971	—	(9,034)

Total	$250,331	$122,928	$45,964	$(31)	$81,470

Installed access lines:

	September 30,
	2006	2005
CT	312,376	327,048
CTSI	138,806	136,443

Total	451,182	463,491

Commonwealth Telephone Company

Sales were $57,646 and $57,329 for the three months ended September 30, 2006 and 2005, respectively. The sales increase of $317, or 0.6%, is primarily due to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

CT’s additional lines declined as customers switched to DSL and other high-speed Internet access alternatives. Primary residential lines declined due in part to wireless substitution. Company lines decreased as a result of the industry wide trend reflected in epix and CTSI customers’ migration from dial-up to broadband services.

DSL revenue increased $1,219 from an increase in the number of subscribers. Our ongoing marketing initiatives and network investments position us to capitalize on the growing demand for broadband services in our territory.

Local service revenue increased $1,319 for the three months ended September 30, 2006, as compared to the same period last year, primarily as a result of two rate increases (each approximately $1.00 per line per month) effective September 2005 and May 2006, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased a net of $410 for the three months ended September 30, 2006 as compared to the same period of 2005. This change is due to an increase in long-distance subscribers as we continue to promote our long-distance products in our bundles, partially offset by customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers.

Interstate access revenue decreased $1,124 for the three months ended September 30, 2006, versus the comparable period of 2005, resulting primarily from a decrease in the National Exchange Carrier Association (“NECA”) average schedule settlements (average schedule formulas are updated annually in July), including rate of return, of $829, a decline in access lines and associated revenue of $339 and a decline in minutes of use equating to $94.

State access revenue decreased $1,569 for the three months ended September 30, 2006, as compared to the same period of 2005. The three months ended September 30, 2005 was positively impacted by state access revenue settlements of $596 that did not recur in 2006. A decrease of $610 resulting from a decrease in minutes of use and a decrease of $224 due to a decline in access lines also contributed to the change in state access revenue.

CT’s other revenue decreased due to a decrease in inside wire maintenance revenue of $239.

CT sales were $171,866 for the nine months ended September 30, 2006, as compared to $170,661 for the same period in 2005. The increase of $1,205 or 0.7% is primarily due to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

DSL revenue increased $3,375 as compared to the same period last year due to an increase of 13,387 subscribers.

Local service revenue increased $2,953 for the nine months ended September 30, 2006, as compared to the same period last year, primarily as a result of two rate increases (each approximately $1.00 per line per month) effective September 2005 and May 2006, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased a net of $965 for the nine months ended September 30, 2006 as compared to the same period of 2005. This change is due to an increase in long-distance subscribers as we continue to promote our long-distance products in our bundles, partially offset by customers selecting alternate lower cost service providers and calling packages offered by several non-wireline providers.

Interstate access revenue decreased $1,805 for the nine months ended September 30, 2006, versus the comparable period of 2005, resulting primarily from a decline in access lines and associated revenue of $1,722, a decline in minutes of use equating to $483 and a decrease in the NECA average schedule settlements (average schedule formulas are updated annually in July), including rate of return, of $113. These decreases were partially offset by an increase in special access circuit revenue of $479.

State access revenue decreased $3,858 for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily a result of 2005 favorable effects of $1,832 resulting from certain access revenue settlements that did not recur in 2006, a decrease of $1,264 resulting from a decrease in minutes of use, a decrease of $585 due to a decline in access lines and a mandated wireless rate reduction of $215 on certain minutes of use, partially offset by an increase in switched access trunking of $300.

CT’s other revenue decreased due to a decrease in inside wire maintenance revenue of $704.

Costs and expenses (excluding depreciation and amortization and strategic alternatives) for the three months ended September 30, 2006 were $21,771 as compared to $20,367 for the three months ended September 30, 2005, an increase of $1,404 or 6.9%. The increase in expenses was due to higher advertising expense of $410, increased payroll expense of $371, higher costs of $293 primarily due to an increase in DSL sales, higher materials expense of $251 and higher pole attachment expense of $232 resulting from a true-up and higher pole attachment rates. These higher costs were partially offset by lower MIS expense of $527 due to the termination of an outsourcing contract.

For the nine months ended September 30, 2006, costs and expenses (excluding depreciation and amortization and strategic alternatives) were $63,086 as compared to $59,664 for the nine months ended September 30, 2005. Contributing to the increase in expenses of $3,422 are higher costs of $1,253 primarily due to an increase in DSL sales, higher advertising expense of $808, increased payroll expense of $687, higher benefits expense of $633 primarily due to health care and workers compensation costs, higher pole attachment expense of $467 resulting from a true-up and higher pole attachment rates and higher contract labor expense of $466 from an increase in projects, partially offset by lower MIS expense of $1,393 due primarily to the termination of an outsourcing contract.

Depreciation and amortization expense decreased $3,407 or 37.5% to $5,690 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, depreciation and amortization decreased $12,945 to $17,581. The change was a result of certain assets becoming fully depreciated. The change was also the result of lengthening the estimated useful lives of certain asset classes after completing our periodic review in the second quarter of 2005 of asset retirement activity, salvage values and fixed asset lives.

CT’s operating income was $30,185 and $27,865 for the three months ended September 30, 2006 and 2005, respectively, an increase of $2,320 or 8.3%. CT’s operating income was $91,199 for the nine months ended September 30, 2006 as compared to $80,471 for the nine months ended September 30, 2005. The increase was a result of the items discussed above.

CTSI, LLC

CTSI sales were $20,679 for the three months ended September 30, 2006 as compared to $21,277 for the same period in 2005. The decrease of $598 or 2.8% primarily represents a decrease in access revenue of $1,094 and a decrease in local service revenues of $241, partially offset by increases in data and DSL revenues of $321 and an increase in the carrier cost recovery surcharge of $371.

Access revenue for the three months ended September 30, 2005, was positively impacted from certain non-cash access revenue settlements of $457 that did not recur in 2006. A decline in minutes of use also contributed to the decrease in access revenue. Continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on access revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from Internet service providers (“ISPs”). ISPs represented approximately 10.2% and 14.3% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the three months ended September 30, 2006 and 2005, respectively. These high-margin revenues include services provided directly to ISPs including local and high capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

For the three months ended September 30, 2006, CTSI recorded approximately $1,027 or 5.0% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) associated with ISP traffic, as compared to $1,398 or 6.6% for the same period last year. Beginning on October 8, 2004, the Federal Communications Commission (“FCC”) no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

Local service revenue decreased primarily due to lower revenue per line and a decrease in ISP and residential access lines, partially offset by growth in core business access lines. Data and DSL revenues increased due to subscriber growth. Revenue also increased due to an increase in the carrier cost recovery surcharge that was effective June 1, 2006.

CTSI sales were $61,609 for the nine months ended September 30, 2006 as compared to $64,899 for the same period in 2005. The decrease of $3,290 or 5.1% primarily represents a decrease in access revenue of $4,135. Access revenue for the nine months ended September 30, 2005, was positively impacted by certain non-cash access revenue settlements of $1,680 that did not recur in 2006. A decrease of $396 resulting from the use of a direct measurement billing approach with Verizon North instead of a Percent Local Usage (“PLU”) factor, and a decline in minutes of use also contributed to the decrease in access revenue. Continued industry-wide trends towards declining usage of dial-up Internet access and of wire-line long-distance services generally, will continue to have a negative impact on access revenues.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 11.1% and 15.7% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the nine months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, CTSI recorded approximately $3,307 or 5.4% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) associated with ISP traffic, as compared to $4,609 or 7.1% for the same period last year.

Local service revenues decreased $734 primarily due to lower revenue per line and a decrease in ISP and residential access lines, partially offset by growth in core business access lines. Data and DSL revenues increased $793 due to subscriber growth. Revenue also increased $494 due to an increase in the carrier cost recovery surcharge that was effective June 1, 2006. The increase in point-to-point circuit revenue of $489 is due to Internet and cellular providers and IXCs using our network to connect their networks into the public switched network system, partially offset by the disconnect of circuits serving a wireless carrier in September 2006. This carrier accounted for approximately $250 in revenue per month. We anticipate losing substantially all business associated with this wireless carrier in the fourth quarter of 2006.

Costs and expenses (excluding depreciation and amortization and strategic alternatives) were $13,322 and $13,548 for the three months ended September 30, 2006 and 2005, respectively. Contributing to the decrease in expenses are lower pole attachment expenses of $322 primarily due to a rate adjustment settlement, lower customer circuit expense of $207, a decrease in DSL and Internet expense of $163 and lower MIS expense of $216 due to the termination of an outsourcing contract. These lower expenses were partially offset by higher sales commission expense of $235 and higher bad debt expense of $143. In addition, the three months ended September 30, 2005, was positively impacted by certain network costs settlements of $418.

For the nine months ended September 30, 2006, costs and expenses (excluding depreciation and amortization and strategic alternatives) were $40,894 as compared to $40,430 for the nine months ended September 30, 2005. The nine months ended September 30, 2005, was positively impacted by certain network costs settlements of $1,412. Also contributing to the increase in expenses of $464 are higher sales commission expense of $347 and higher bad debt expense of $293. These increases were partially offset by a decrease in DSL and Internet expense of $657, lower long-distance expense of $250 due to a reduction in rates and retroactive credits and lower MIS expense of $568 due to the termination of an outsourcing contract.

Depreciation and amortization expense increased $13 or 0.3% to $4,775 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, depreciation and amortization expense decreased $299 to $14,168. The year-to-date change was a result of lengthening the estimated useful lives of certain asset classes after completing our 2005 periodic review of asset retirement activity, salvage values and fixed asset lives. The change was also the result of certain assets becoming fully depreciated.

CTSI’s operating income was $2,582 for the three months ended September 30, 2006, as compared to $2,967 for the three months ended September 30, 2005. CTSI’s operating income was $6,547 for the nine months ended September 30, 2006, as compared to $10,033 for the nine months ended September 30, 2005. The changes were a result of the items discussed above.

Other

Sales of our support businesses were $5,390 and $5,178 for the three months ended September 30, 2006 and 2005, respectively. The increase of $212 or 4.1% is due to an increase in CC sales, partially offset by a decrease in epix revenue.

CC sales increased $648 or 18.3% to $4,185 for the three months ended September 30, 2006, primarily due to higher data communications revenue of $1,619, partially offset by a decrease in business systems sales of $963. epix revenues decreased $436 or 26.6% to $1,205 for the three months ended September 30, 2006, due to a decrease in dial-up subscribers as customers move to DSL or other high-speed products or lower-cost providers.

For the nine months ended September 30, 2006, revenues of our support businesses were $13,897 as compared to $14,771 for the nine months ended September 30, 2005. The decrease of $874 or 5.9% is due to a decrease in epix revenue of $1,358 or 25.3% due to a decrease in dial-up subscribers. CC sales increased $484 or 5.1% due to higher data communications revenue of $1,459, partially offset by a decline in revenue associated with a decrease in business systems sales of $805 and lower business systems maintenance of $120.

Costs and expenses (excluding depreciation and amortization and strategic alternatives) of our support businesses were $8,257 and $7,809 for the three months ended September 30, 2006 and 2005, respectively. CC costs and expenses increased $605 to $4,108 for the three months ended September 30, 2006, as compared to the same period last year due primarily to the increase in sales and associated cost of goods sold. epix expenses decreased $71 to $1,260 for the three months ended September 30, 2006, in comparison to the same period last year. Expenses at the corporate entity were lower for the quarter ended September 30, 2006, in comparison to the same period last year, due to lower consulting fees of $270 and due to the fact that under FAS 123(R) dividend equivalent units are charged to retained earnings equating to $320. This decrease was partially offset by increased pension expense of $231, increased restricted stock amortization of $184 and compensation cost from stock options of $125.

For the nine months ended September 30, 2006, costs and expenses (excluding depreciation and amortization and strategic alternatives) of our support businesses were $24,152 as compared to $22,834 for the nine months ended September 30, 2005. CC costs and expenses increased $701 to $9,799 for the nine months ended September 30, 2006, in comparison to the same period last year, due primarily to the increase in sales and associated cost of goods sold. Expenses at the corporate entity increased primarily due to increased pension expense of $933, increased restricted stock amortization of $1,527 and compensation cost from stock options of $659, partially offset by a decrease in non-cash compensation expense of $2,479 from vested restricted stock and ESPP related to the 2005 dividends (including the one-time special dividend) that was charged to expense in 2005 and lower consulting fees of $364. epix expenses decreased $94 to $4,242 for the nine months ended September 30, 2006, in comparison to the same period last year.

In connection with the Citizens merger, we have incurred strategic alternatives expenses of $3,716 for the three and nine months ended September 30, 2006, related to financial advisory, legal and other fees.

Depreciation and amortization expense decreased $21 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, depreciation and amortization expense decreased $281. The change was due to a smaller base of depreciable plant due to assets becoming fully depreciated.

The operating loss in Other was ($6,821) for the three months ended September 30, 2006, as compared to ($2,890) for the three months ended September 30, 2005. The operating loss in Other was ($14,661) for the nine months ended September 30, 2006, as compared to ($9,034) for the nine months ended September 30, 2005. The changes were a result of the items discussed above.

Strategic Alternatives

In connection with the Citizens merger, we have incurred costs of $3,716 related to financial advisory, legal and other fees for the three and nine months ended September 30, 2006. As specified in the merger agreement, we are obligated to pay Evercore Group L.L.C. (“Evercore”) approximately $11,000, $250 of which was paid to Evercore upon being retained, approximately $2,800 of which was paid to Evercore when we entered into the merger agreement and the remainder of which will become payable when the merger is successfully completed. The amount of the Evercore advisory fee may be adjusted depending on the closing price of the Citizens common stock on the closing date of the merger and on the amount of CTE indebtedness on the closing date of the merger.

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

Interest and Dividend Income

Consolidated interest and dividend income was $1,567 and $1,536 for the three months ended September 30, 2006 and 2005, respectively, an increase of $31 or 2.0%. Consolidated interest and dividend income was $4,053 and $7,036 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $2,983 or 42.4%. The year to date decrease in interest and dividend income is primarily the result of the dissolution of the Rural Telephone Bank and loss of the RTB dividend of $1,802 and lower average cash balances.

Interest Expense

Interest expense includes interest on our convertible notes, CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We employed an interest rate swap, which expired on April 4, 2006, on $35,000 of floating rate debt to hedge against interest rate exposure. Consolidated interest expense was $3,465 and $3,448 for the three months ended September 30, 2006 and 2005, respectively. This represents an increase of $17 or 0.5% from the comparable period of 2005. Consolidated interest expense was $10,427 and $10,393 for the nine months ended September 30, 2006 and 2005, respectively. This represents an increase of $34 or 0.3% from the comparable period of 2005. The net increase in interest expense is due to a higher overall interest rate.

Other Income (Expense), Net

Consolidated other income (expense), net was ($290) and ($309) for the three months ended September 30, 2006 and 2005, respectively. This represents a net decrease in expense of $19 from the comparable period of 2005. Consolidated other income (expense), net was $180 and ($1,733) for the nine months ended September 30, 2006 and 2005, respectively. This represents a net decrease in expense of $1,913 from the comparable period of 2005. The decrease is primarily the result of implementation costs of $2,038 incurred in 2005 related to our initial and quarterly dividend and convertible debt exchange offer.

Income Taxes

Our effective income tax rates were 22.2% and 37.4% for the three months ended September 30, 2006 and 2005, respectively. Our effective income tax rates were 34.9% and 37.3% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate is primarily due to the July 8, 2006 change in the Pennsylvania tax law that increased the annual state Net Operating Loss (“NOL”) deduction and accelerates the phase out of the Pennsylvania Capital Stock Tax. Under the old legislation, the NOL usage was limited to $2,000 per year. The new legislation, effective for tax years beginning after December 31, 2006, increases the NOL limitation to the greater of 12.5% of Pennsylvania taxable income or $3,000. For the three months ended September 30, 2006, we recorded a benefit to deferred income tax expense of $4,339 related to this Pennsylvania tax law change.

Liquidity and Capital Resources:

	September 30, 2006	December 31, 2005
Cash and temporary cash investments	$107,857	$104,968
Working capital	74,538	55,466
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,000	335,360

Cash and temporary cash investments were $107,857 at September 30, 2006 as compared to $104,968 at December 31, 2005. We consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and ensure investment quality. Our working capital ratio was 1.76 to 1 at September 30, 2006, as compared to 1.52 to 1 at December 31, 2005. The net increase is due to an increase in cash primarily due to the dissolution of the RTB and cash generated by operations, partially offset by our dividend payment, share repurchases and capital expenditures.

We have the following financing arrangements in place:

	September 30, 2006		September 30, 2005
	Balance	Available	Balance	Available
Revolving line of credit - CoBank	$35,000	$100,000	$35,000	$50,000
Convertible notes	300,000	—	300,000	—

Total	$335,000	$100,000	$335,000	$50,000

On June 30, 2005, we paid a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005. A $0.50 per share dividend was paid for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively. The payment of cash dividends in the future will be at the discretion of our Board of Directors. The declaration of any cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, funds from operations, the dividend taxation level, our stock price, future business prospects and such other factors as our Board of Directors may deem relevant. Additionally, other indebtedness we incur may place significant restrictions on our ability to pay dividends.

An amended $135,000 revolving line of credit with CoBank was entered into on May 29, 2006, with a $35,000 balance outstanding. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. As of September 30, 2006, we were in compliance with our covenants. The revolving line of credit agreement provides for the availability of credit to May 27, 2007.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. For 2006, approximately 80% of the patronage dividends are received in cash, with the balance in CoBank equity. For 2005, approximately 60% of the patronage dividends were received in cash. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.3 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2007. The cash dividend received in March 2006 of $280 is included in interest and dividend income for the nine months ended September 30, 2006. The cash dividend received in March 2005 of $293 is included in interest and dividend income for the nine months ended September 30, 2005.

We announced a $100 million Stock Repurchase Program on November 13, 2003, and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program was completed during the second quarter of 2006. As of September 30, 2006, we had repurchases that settled for a total of 3,995,149 shares under the program with an average purchase price of $37.546, including commissions, for a total cost of approximately $150.0 million. We may consider the feasibility of additional common share repurchases in the future.

	Nine months ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$68,906	$91,106
Investing activities	(4,100)	(28,788)
Financing activities	(61,917)	(284,088)

For the nine months ended September 30, 2006, our net cash provided by operating activities was $68,906 comprised of net income of $67,363, non-cash depreciation and amortization of $32,439, offset by the gain on the RTB dissolution of $23,623 the proceeds of which are reflected in investing activities and an decrease in other non-cash items and working capital changes of $7,273. Net cash used in investing activities of $4,100 consisted primarily of additions to property, plant and equipment of $35,003, partially offset by proceeds on the RTB dissolution of $30,033. Net cash used in financing activities of $61,917 consisted primarily of share repurchases of $31,456 and dividends paid of $31,975, partially offset by proceeds of stock option exercises of $1,743.

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the RTB equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represented our original cash investment and accumulated stock dividends.

We expect to have adequate resources to meet our currently foreseeable obligations and development plans for customer demand for additional capacity and service in our markets. In addition to cash generated from operations, sources of funding for any additional capital requirements may include financing from public offerings or private placements of equity and/or debt securities and bank loans. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of our development plans and expenditures.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania Public Utility Commission (“PUC”). These prices are currently set under an alternative regulation (Chapter 30) plan approved by the PUC. Under this plan, as amended, CT is authorized to adjust its overall intrastate rate levels annually by an amount equal to the rate of inflation, and has committed to provide universal availability of broadband services within its service territory no later than December 31, 2008. CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. Also, CT is protected by an exogenous events provision in its plan that recognizes and accounts for certain state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses, thereby allowing CT to adjust rates to compensate for changes in revenues and/or expenses due to such exogenous events. Pursuant to the Chapter 30 plan, CT raised certain rates to recover approximately $4,100 on an annualized basis effective May 16, 2006.

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

Prices for CT’s interstate services (consisting primarily of subscriber line charges and access charges for interstate toll calls), which currently account for approximately 30.3% of its telephone service revenues, are regulated by the Federal Communications Commission (“FCC”) based on the “average schedule” formulas proposed by NECA. The purpose of the average schedule formulas is to estimate the costs of smaller telephone companies, like CT, without requiring them to perform expensive cost studies. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, NECA is required to review these formulas annually. In December 2005, NECA submitted formula changes to the FCC, which were approved by the FCC on May 30, 2006, that will cause a reduction in CT’s interstate access revenues of approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, a phased-in structural change to the formulas was approved which reduces CT’s anticipated settlements by approximately $0.2 million in 2006, $2.0 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. Future annual reviews of the formulas are likely to result in additional changes, which may result in either increases or decreases to CT’s interstate access revenues.

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

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of intercarrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. Some of these proposals, if adopted, would affect CT’s access charges and the amount of USF funding it receives. CTE has endorsed an industry consensus proposal, known as the Missoula Plan, for phasing in changes to these compensation rules over a four-year period. The FCC has solicited public comments on this proposal but has not yet taken action on it. Since CT currently derives a significant portion of its revenues from intercarrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT, including the ability to raise other rates to offset reductions in intercarrier compensation, a transition period and/or increased universal service funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

CT, CTSI and CLD are required to make contributions to the federal USF, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or within the price of its services. The FCC and Congress are currently considering changes to the USF regulations that, if adopted, would alter the basis upon which USF contributions are determined and the means by which such contributions may be recovered from customers. In June 2006, the FCC adopted some interim changes to its contribution formulas that are expected to moderate somewhat the burden of these contributions on CT’s and CTSI’s customers, but the agency is still considering other proposals for more extensive changes in the contribution system. The FCC has not yet acted on these proposals and it is not clear whether or when it will adopt any of these proposals.

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996 (“the Act”), CT is currently exempt from offering colocation, unbundled network elements (“UNEs”), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (“RBOCs”) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements, to go through a formal review by the PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Act. To date, no carrier has sought such a review by the PUC.

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

On June 13, 2006, Blue Ridge Digital Phone Company filed an application with the PUC to provide telecommunications services in the service territory of CT. On August 7, 2006, CT filed a protest with the PUC. It is not possible to predict the outcome of this application at this time.

The Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. CT has received several requests for network interconnection for the exchange of traffic between its network and the networks of other facilities-based telecommunications providers, and has entered into interconnection and reciprocal compensation agreements with several national wireless carriers and other competitive carriers.

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

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements at rates based on forward-looking incremental costs to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access at these rates to unbundled voice-grade loops. Verizon is not, however, required to permit unbundled access to newly constructed fiber optic facilities serving primarily residential premises. Verizon is also no longer required to offer unbundled local switching at cost-based rates, however, CTSI has not frequently utilized that element. Verizon is required to provide some other network elements (including high-capacity loops and transport facilities) at cost-based rates in many, but not all, of the markets it serves, however, CTSI does not rely extensively on these elements.

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

On September 6, 2006, Verizon filed petitions with the FCC seeking forbearance from certain regulatory obligations, including the obligation to provide unbundled network elements to CTSI and other carriers, in six metropolitan statistical areas, including the Philadelphia metropolitan area. A portion of CTSI’s service territory is located within the Philadelphia metropolitan area, and the FCC’s action on this petition could affect CTSI’s access to network elements in that territory. The FCC is required by federal law to act on the Verizon petition no later than December 6, 2007. It is impossible to predict how the FCC will rule; however, if Verizon’s petitions were granted in full, CTSI may no longer be able to serve its customers within the Philadelphia metropolitan area on a cost-effective basis.

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges). Under these rules, carriers such as CTSI are permitted to charge interstate access rates no higher than those charged by Verizon.

A Pennsylvania statute (Chapter 30) adopted in 2004 provides that carriers such as CTSI may not charge intrastate access rates higher than those charged by Verizon, unless CTSI’s costs are higher than Verizon’s. CTSI’s intrastate access rates currently are higher than Verizon’s. We believe that this rate difference is cost-justified, but the PUC has not reviewed CTSI’s costs; an adverse decision on this issue could cause a reduction in CTSI’s intrastate revenues.

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

CTSI derives a substantial portion of its revenues, although declining from historical levels, from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 11.1% and 15.7% of CTSI’s revenues for the nine months ended September 30, 2006 and 2005, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability and viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the nine months ended September 30, 2006, CTSI recorded approximately $3,307 or 5.4% of its revenues from compensation revenue (access revenue for all jurisdictions, including local reciprocal compensation) from ISP traffic. This compares to $4,609 or 7.1% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,129 or 0.9% and $2,558 or 1.0% of our total consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, may continue to have a negative impact on these revenues.

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

(thousands of dollars)

As of September 30, 2006	Carrying amount	Fair value	Fair value assuming +100 basis point shift	Fair value assuming -100 basis point shift
Long-term debt and notes payable:
Fixed	$300,000	$316,875	$315,217	$318,552
Variable	$35,000	$35,000	$34,702	$35,303

As of November 9, 2006, we had no other material exposure to market risk.

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

On September 18, 2006, we announced that Citizens Communications Company had agreed to acquire Commonwealth Telephone Enterprises, Inc. The closing of our announced merger with Citizens Communications Company is subject to conditions. See Note 2 to the consolidated financial statements included elsewhere herein. The transaction, which is expected to close in mid-2007, is subject to a number of conditions that are not within our control, including shareholder approval and federal and state regulatory approval. Accordingly, there can be no assurance that such transaction will occur on the timetable currently contemplated, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the Stock Repurchase Program in April 2006. No other stock repurchase plan or program was in place during the period. Also, no plans or programs were terminated prior to expiration.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
2.1

Agreement and Plan of Merger between Commonwealth Telephone Enterprises, Inc. and Citizens Communications

Company is incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated September 18, 2006, (Commission File No. 0-11053).

10.1	Letter Agreement dated September 17, 2006, between Commonwealth Telephone Enterprises, Inc. and Michael J. Mahoney.

10.2	Commonwealth Telephone Enterprises, Inc. Key Employee Severance Plan effective September 17, 2006.

10.3	Commonwealth Telephone Enterprises, Inc. Amended Restricted Stock Units Agreement effective as of September 29, 2006.

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	COMMONWEALTH TELEPHONE ENTERPRISES, INC.
/s/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)