Form 10-K
period 2006-12-31
COMMONWEALTH TELEPHONE ENTERPRISES INC /NEW/
filed 2007-03-01
CIK 310433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Number of shares of the Registrant’s Stock ($1.00 par value) outstanding at January 31, 2007:

21,129,302 Shares of Common Stock

Aggregate market value of Registrant’s voting stock held by non-affiliates at June 30, 2006 computed by reference to the closing price as reported by Nasdaq for Common Stock ($33.16 per share), is as follows:

$698,125,869

The market value is based on the value of the Common Stock that was outstanding on June 30, 2006.

Documents Incorporated by Reference

1.	Proxy Statement for 2007 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K; provided that if Registrant does not hold a 2007 Annual Meeting of Shareholders, Registrant will amend this Form 10-K within 120 days of the end of the fiscal year covered hereby to include the information required in accordance with General Instruction G(3), if Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

TABLE OF CONTENTS TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•

the risk that required closing conditions for our pending merger with Citizens Communications Company, including necessary regulatory approvals, will not be obtained and our merger will not be consummated as anticipated;

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

Item 1. Business

General

We are a telecommunications company providing telephony and related services in Pennsylvania markets as a rural incumbent local exchange carrier, or RLEC. We also operate as a competitive local exchange carrier, or CLEC, in three regional Pennsylvania markets that border CT’s markets, which we refer to as our RLEC “edge-out” markets. CT is the nation’s seventh largest non-Bell incumbent local exchange carrier, serving over 309,200 switched access lines as of December 31, 2006. CTSI served over 142,600 competitive switched access lines as of December 31, 2006. For the years ended December 31, 2006 and 2005, we had consolidated revenues of $330.6 million and $333.9 million, respectively.

CT, founded in 1897, operates in a rural, approximately 5,000-square-mile territory with a population of approximately 450,000 people, and a line density of approximately 62 access lines per square mile. Approximately three quarters of CT’s switched access lines serve residential customers. CT generated revenues of $228.9 million and $228.5 million, and operating income of $122.1 million and $111.9 million for the years ended December 31, 2006 and 2005, respectively. CT ranks among the industry leaders in penetration of residential additional lines. CT’s penetration of residential additional lines was 30% at December 31, 2006. Our residential additional line penetration rate is decreasing, partially as a result of our digital subscriber line (“DSL”) success. We continue to counter residential additional line erosion with bundled service offerings, some of which include an additional line as part of the bundle.

CTSI formally began operating in our “edge-out” markets in 1997 and currently provides a full array of competitive voice and data telecommunications services mainly to business customers. CTSI serves the three regional Pennsylvania “edge-out” markets of Wilkes-Barre/Scranton/Hazleton, Harrisburg and Lancaster/

Reading/York. In the “edge-out” markets, CTSI generated revenues of $82.9 million and $86.5 million, and operating income of $9.2 million and $12.9 million for the years ended December 31, 2006 and 2005, respectively.

We also own and operate other telecommunications-related support businesses that all operate in deregulated segments of the telecommunications industry and that support the operations of our two primary operating companies. These businesses are epix® Internet Services, one of the northeast’s largest rural dial-up Internet service providers with approximately 16,500 dial-up Internet access subscribers as of December 31, 2006; and Commonwealth Communications, a provider of telecommunications equipment and facilities management services. Our “Other” business segment includes these support businesses, as well as our corporate entity. Financial information about our segments is included in Note 3 of Notes to Consolidated Financial Statements on page F-37 to F-38 of this report.

A web site featuring current information regarding Commonwealth Telephone Enterprises, Inc. can be found on the Internet at www.ct-enterprises.com. However, the information on our web site is not part of this annual report. Our periodic and current reports are available on our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

On September 17, 2006, CTE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Citizens Communications Company (“Citizens”) and CF Merger Corp., a wholly-owned subsidiary of Citizens, pursuant to which CF Merger Corp. will merge with and into CTE, with CTE surviving as a wholly-owned subsidiary of Citizens.

Under the terms of the Merger Agreement, Citizens will acquire CTE in a cash-and-stock taxable transaction pursuant to which each outstanding CTE common share will be converted into the right to receive $31.31 in cash, without interest, and 0.768 shares of Citizens’ common stock.

On or about December 22, 2006, CTE distributed to all shareholders of record as of December 19, 2006, a definitive proxy statement/prospectus relating to a special meeting of shareholders, which was held on January 25, 2007 to consider and vote on the adoption of the Merger Agreement. At the special meeting, the shareholders adopted the Merger Agreement.

The completion of the merger is subject to the satisfaction of certain customary closing conditions and on January 26, 2007, the Federal Communications Commission (the “FCC”) approved the transaction. The transaction is pending approval from the Pennsylvania Public Utility Commission (the “Pennsylvania PUC”), which may be received as early as March 1, 2007. If the approval is obtained on March 1, 2007, we would anticipate that the transaction will close on March 8, 2007. There can be no assurance, however, that the required consents or conditions will be obtained or satisfied by March 1, 2007, or at all, and consequently there can be no assurance that the merger will be consummated on March 8, 2007, or at all.

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

CT offers an array of enhanced services such as caller identification, voice mail and custom calling services, such as call-forwarding, call waiting and three-way calling. These services generally produce higher margins than basic telephone service. Our RLEC’s network is 100% digitally-switched and all upgrades to provide these additional services to our entire customer base are in place. We have increased our efforts to market enhanced services through bundled offerings to our customers.

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

Increase Sales of Data Products and Services

We intend to capitalize on an increasing demand for business and residential data services, including demand for high bandwidth connectivity, in all of the markets we serve. We offer dial-up Internet access through epix® Internet Services and DSL broadband services, as well as high-capacity point-to-point and virtual private network (“VPN”) circuits. We believe there is additional opportunity to increase sales of our data services at a favorable marginal operating cost in all of the markets in which we operate.

Continue to Provide Superior Service and Customer Care

We intend to continue to capitalize on our customer service capabilities to provide superior service and customer care. Our RLEC has achieved the lowest level of “justified complaints,” as defined by the PUC, among Pennsylvania’s largest local exchange carriers, as well as the state’s four largest competitive local exchange carriers, in fifteen of the last seventeen years, including the last nine consecutive years. In our CTSI markets, our customer account managers provide personalized customer care to business customers, and our centralized call center operates 24 hours a day, 7 days a week to support our business and residential customers.

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

Customer Service

CT has long been recognized as a customer service leader in Pennsylvania. Each year, the Pennsylvania PUC issues a study that measures the customer service results, based on customer complaints, of the state’s five largest local exchange carriers, as well as the state’s four largest competitive local exchange carriers, which include Alltel Pennsylvania, Inc., United Telephone Company of Pennsylvania d/b/a Sprint, Verizon North, Inc. (formerly GTE North, Inc.) and Verizon Pennsylvania, Inc. (formerly Bell Atlantic-Pennsylvania, Inc.), as well as the competitive local exchange carriers AT&T Local; Comcast Phone of Pennsylvania, LLC d/b/a Comcast Digital Phone; MCImetro Access Transmission Services, LLC (MCI Local); and RCN Telecom Services, Inc. (RCN). CT has achieved the lowest level of justified complaints, as defined by the Pennsylvania PUC, among Pennsylvania’s largest local exchange carriers in fifteen of the last seventeen years, including the last nine consecutive years.

Regulatory Environment

CT is subject to regulation by the PUC for intrastate rate-making purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. CT has entered into an alternative regulatory plan with the PUC for all of its intrastate operations, under which it has agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulation. Under this plan, as amended, CT is authorized to adjust its overall intrastate rate levels annually by an amount equal to the rate of inflation, and has committed to provide universal availability of broadband services within its service territory no later than December 31, 2008. CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. CT is protected by an exogenous events provision in its plan that allows it to adjust rates to compensate for changes in revenues and/or expenses due to certain state/federal regulatory, legislative changes or other unique changes in the telephone industry that affect revenues or expenses.

Related to the proposed merger with Citizens, the PUC must also approve any issuance of stock, incurrence of long-term debt or acquisition or sale of material utility assets by CT. In addition, the PUC must approve any change in control of either CT or its holding company. The PUC defines a “change in control” as either an acquisition or disposition of the largest single voting interest in a company, if that interest exceeds 20%.

CT is subject to the jurisdiction of the Federal Communications Commission (“FCC”) with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or a foreign country, including the use of CT’s local telephone network to originate or terminate such communications. Prices for CT’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 30.0% of our RLEC’s 2006 revenues, are regulated by the FCC based on “average schedule” formulas. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, the National Exchange Carrier Association (“NECA”) is required to review these formulas annually. In May 2006, the FCC approved formula changes proposed by NECA that reduced CT’s interstate revenues by approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, the FCC also approved a phased-in structural change to the formulas that would reduce CT’s settlements by $0.2 million in 2006, $2.0 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. In addition, in December 2006, NECA submitted formula changes to the FCC, which if approved, would result in a reduction in CT’s interstate access revenues of approximately $1.1 million in the second half of 2007, $3.5 million in 2008, $5.1 million in 2009 and $5.4 million thereafter. It is possible that future changes to the formulas or FCC modification of NECA’s proposed phase-in may cause additional changes (either increases or decreases) in CT’s interstate access revenues.

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

Competitive Environment

Our RLEC has faced very limited competition, except for in-region toll service, during the first decade after the Telecommunications Act (the “Act”) was passed in 1996. Part of the reason for this is that CT maintains a rural exemption from the provisions of the Act, including, but not necessarily limited to, unbundling, colocation and rate discounts, for all of its access lines in Pennsylvania. The rural exemption requires prospective competitors who seek resale discounts, colocation, total element long run incremental cost (TELRIC) pricing and unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the universal service provisions of the Act. To date, no carrier has sought such a review by the Pennsylvania PUC. In addition, competition in our markets is somewhat mitigated due to the low population density, rural nature and mountainous topography of our markets.

However, the rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities, or over the facilities of third parties. Further, the Telecommunication Act’s general requirement that telecommunications carriers interconnect networks for the exchange of traffic does apply to CT. As described more fully in Legislative and Regulatory Developments, several facilities-based CLECs have filed applications with the Pennsylvania PUC to provide their service in our RLEC’s service territory.

A variety of other factors contribute to our RLEC’s relative insulation from competition. These factors include its service territory’s high-cost of facilities-based entry due to low population density, the lack of concentration of any large business customers (as its top 10 business customers account for less than 7% of its revenues), its customer service record and level of customer satisfaction, and its favorable regulatory environment.

Competition has, however, been increasing in recent years, due to increased marketing of calling packages by wireless carriers and the entry of new types of voice service providers. We now face competition from national Internet Service Providers (“ISPs”) such as Time Warner (AOL), from cable providers offering a cable modem product, and from providers of voice over Internet services (such as Vonage, Skype and others) that do not require access to CT’s telephone network for their competitive offerings.

DSL

In the second half of 1999, we began offering our DSL service. We offer this service in the vast majority of CT’s territory.

CLD

Since 1990, Commonwealth Long Distance Company (“CLD”) has conducted the business of providing long-distance telephone services. CLD provides long-distance services to CT’s customers. CLD purchases long-distance minutes on a wholesale basis from third-party providers.

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

Network Strategy

CTSI’s network strategy is to own the majority of the key elements of a local exchange network. These elements include the host switches, the remote switches and the facilities connecting the host switches to the remote switches, including both the fiber optic cable and the transport electronics. In addition, where economically viable, CTSI builds copper distribution facilities between the remote switch and customer premises. Our network strategy allows us to provide high-quality, reliable service, reduce customer churn and generate attractive margins. CTSI builds, owns and operates digitally-switched, fiber intensive networks that are DSL-capable in each of its three regional edge-out markets. As of December 31, 2006, CTSI had approximately 99% of its access lines connected to its own switches and approximately 52% of its access lines completely on its own network.

Customer Service

CTSI strives to provide its customers with exceptional service and uses customer care procedures that have proven successful for our 110-year-old RLEC. We operate a customer service center, which takes calls 24 hours a day, 7 days a week, to handle all customer requests. We pride ourselves on our responsiveness and personalized service provided by our customer account management team. We are also proficient in other customer service aspects of operating in a CLEC environment and have developed an efficient provisioning interface with the incumbent local exchange carrier. Because we own and operate a significant portion of our own network elements, we are not solely dependent upon the incumbent local exchange carrier for provisioning and maintenance resolution. We deploy leading-edge network management and support systems to support proactive fault and performance management to deliver the highest quality of service to our customers.

Sales Organization

We utilize direct sales channels to target potential business, carrier, ISPs and residential customers. Our direct channels include sales teams based in regional offices, which are exclusively focused on selling to potential business customers with more than ten lines. Each team works closely with customer account managers or specialists that focus on retaining and growing accounts after the initial sale. In addition, our inside sales team is focused on residential and business customers with fewer than ten lines.

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

At the federal level, the FCC has jurisdiction over interstate services, including access charges, as well as long-distance services. CTSI’s rates, terms and conditions of service are filed with the FCC in tariffs and are subject to the FCC’s complaint jurisdiction. The FCC has established rules limiting the rates CTSI and other competitive local exchange carriers can charge for origination and termination of long-distance calls (switched access), and for termination of local calls to ISPs (ISP traffic).

The Act gives CTSI rights to interconnect its network with Verizon, to exchange traffic with Verizon and to obtain unbundled access to elements of Verizon’s network at regulated rates based on Verizon’s forward-looking costs, which may include a reasonable profit. Under this law, Verizon and CTSI may negotiate the prices and other terms and conditions of these arrangements, but in the event of an impasse, the Pennsylvania PUC has authority to arbitrate any disputes. Future rulings by the Pennsylvania PUC, or changes in the FCC rules under which the Pennsylvania PUC resolves these issues, may have a material effect on CTSI’s costs and profitability.

CTSI purchases access to various network elements from Verizon under FCC rules that require the Pennsylvania PUC to determine rates for these elements based upon forward-looking incremental costs. Future FCC and Pennsylvania PUC proceedings could affect the terms on which CTSI obtains access to voice-grade loops and other components of Verizon’s network. We cannot offer any assurance that CTSI will continue to be able to obtain this access on favorable terms.

Competitive Environment

CTSI competes principally with the services offered by the incumbent local exchange carrier, Verizon. Incumbent local exchange carriers, such as Verizon, have relationships with their customers, have the potential to subsidize services from their regulated service revenues and benefit from certain favorable state and federal regulations. Verizon is larger and has greater financial resources than CTSI. In light of the passage of the Act and concessions by some of the regional Bell companies, federal and state regulatory initiatives may provide increased business opportunities to CLECs, but incumbent carriers may obtain increased pricing flexibility for their services as competition increases. If, in the future, incumbent carriers are permitted by regulators to lower their rates substantially, engage in significant volume and term discount pricing practices for their customers or charge CLECs significantly higher fees for interconnection to the incumbent carriers’ networks, CTSI’s competitive position would be adversely affected.

CTSI also faces, and will continue to face, competition from other current and potential future market entrants, including other CLECs, long-distance companies, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet providers and private networks built by large end users. The edge-out markets served by CTSI are served by one or more other CLECs including XO Communications, Level 3, One Communications, D&E Communications and others. We expect competition from CLECs and other companies to continue in the future. Comcast has recently acquired assets of Adelphia Cable, another competitor primarily in residential markets we serve, which may increase Comcast’s advantages. Should Comcast shift strategy to focus on the business segment, CTSI would risk loss of market share.

Other Operations

Commonwealth Communication, LLC

Commonwealth Communications, a provider of telecommunications equipment and facilities management services, designs, installs and manages telephone systems for businesses, hospitals and universities located primarily in Pennsylvania. Commonwealth Communications also undertakes premises distribution systems projects (cabling projects) primarily for hospitals and educational institutions.

epix® Internet Services

epix® Internet Services (“epix®”), founded in 1994, is our Internet service provider. epix® primarily provides dial-up Internet access at a flat rate for residential users and also provides dedicated access for business users and associated services such as web page hosting and design. epix® provides a competitive Internet product for CT and CTSI and other customers, along with network support, technical support and customer service to our DSL product. epix® had approximately 16,500 dial-up subscribers as of December 31, 2006.

Employees

We employed a total of 1,110 employees as of December 31, 2006. Approximately 37% of our employees are covered under collective bargaining agreements. In March of 2006, Commonwealth Telephone Company bargaining employees ratified a labor contract with the Communications Workers of America that will remain in effect until November 30, 2008. Also, in December 2005, Commonwealth Communications bargaining employees ratified a labor contract between the Company and the Communications Workers of America that will remain in effect until June 29, 2009.

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

Approximately 15.3% and 14.1% of our consolidated revenues for the years ended December 31, 2006 and 2005, respectively were from local service fees paid by customers of our RLEC. These fees, and other charges imposed by our RLEC for in-state services, are currently subject to an alternative regulation plan approved by the PUC. We believe that this regulatory arrangement is more favorable to us than traditional rate of return regulation.

Under the alternative regulation plan that is now in effect in Pennsylvania, CT can change its in-state rates, in the aggregate, based on changes in inflation or for events deemed outside of CT’s control that result in reduced revenues or increased expenses. These increases may not be sufficient to cover increases in our costs. CT could be required to refund some of these price increases if it failed to meet its commitment to provide universal availability of broadband services in its service territory by December 31, 2008.

Additionally, approximately 38.9% and 43.2% of our consolidated revenues for the years ended December 31, 2006 and 2005, respectively, came from charges paid to us by other carriers for services CT and CTSI provided in originating and terminating intrastate and interstate toll calls, and terminating local calls received from wireless carriers and other telephone companies. The payments that we receive for these services are regulated by the FCC and the Pennsylvania PUC. The amounts charged by both CT and CTSI for these services have been reduced by recent regulatory decisions.

CT currently receives its interstate access revenues pursuant to average cost schedules established by NECA. Since July 1, 2006, CT’s revenues were adversely affected by changes in these average schedules approved by the FCC. In December 2006, NECA submitted proposed formula changes to the FCC that will adversely affect CT’s interstate access revenue beginning July 1, 2007. If CT should lose its average schedule status, or if NECA should make further changes in its cost schedules or methodology, we could incur a significant loss of interstate access revenue.

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

Because of its status as a rural telephone company under the Act, CT is not currently required to comply with the Act’s provisions requiring an incumbent carrier to unbundle its network, provide colocation, provide resale discounts, provide interconnection at rates based on forward-looking incremental costs or other items. If this limitation were to change, more competitors could enter our RLEC markets than we currently expect. CT might have to provide these competitors with access to our facilities at rates lower than what we currently charge our customers for use of those facilities. We could also incur additional administrative and regulatory expenses as a result of such newly imposed requirements. The Pennsylvania PUC has authority under the Act to terminate CT’s rural exemption if it receives a request to do so from another telecommunications carrier. To date, no other carrier has made such a request to the Pennsylvania PUC, but we have no assurance that CT’s rural exemption will remain in effect indefinitely.

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

The FCC has made several significant changes in recent years to its rules governing access to unbundled network elements. Under the new rules, Verizon is required to continue to offer access to unbundled voice-grade loops. However, we cannot assure you that these rules will not change in the future. Verizon currently is seeking to be relieved of its obligation to provide access to unbundled loops and other network elements at regulated cost-based prices in the Philadelphia Metropolitan Area. If this petition is granted by the FCC, CTSI could incur substantial increases in the cost to serve customers in this metropolitan area (which is only a small portion of CTSI’s entire service territory).

Risks related to the competitive nature of the telecommunications industry

The telecommunications industry is highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless service providers, ISPs, satellite companies and cable companies. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors. Also, recent consolidation in the telecommunications industry (for example, Verizon and MCI) can result in the rerouting of traffic off of our network to other carriers that could adversely affect our results of operations. The risks to our business from this competition include the following:

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

An important part of our business strategy is to sell additional services to local customers in both the CT and CTSI markets. The markets for these ancillary services, however, are extremely competitive, and in some cases, are dominated by companies far larger than our own, with lower costs and greater name recognition, technical and financial resources than ours. Our competitors for these services include, in addition to Verizon, long-distance companies like AT&T, Verizon Business and Sprint, and in the Internet service provider business, discounted service providers, regional ISPs and cable companies such as Comcast, Service Electric and Blue Ridge. In addition, as with most telephone providers today, the low-cost telephony and long-distance products being offered by Vonage and other Voice over Internet Protocol (“VoIP”) providers are starting to have a nominal impact on our residential and business wireline service at this time. Telcove, now part of Level 3, also enjoys a competitive advantage in CT and CTSI territory as a result of winning a contract with the state of Pennsylvania to provide telecommunications and data services to state government agencies, selected Pennsylvania colleges and universities, and other businesses that fall under the Pennsylvania state government contract, that remains in place until 2011. The Level 3 acquisition of Telcove now provides for a broader, national coverage for long-distance, and data products like Ethernet and VoIP. To compete against these established companies, we expect to have to offer both lower prices and superior service to our customers, and we may not be able to do so on profitable terms. Many of these competitors have built or negotiated national network transport, giving them the advantage of lower long-distance cost. If we are unable to maintain a competitive offering of long-distance, Internet access and other ancillary services, we may lose local customers who prefer to obtain a package of services from one telecommunications provider.

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

Our wireline telecommunications services are also in competition, or potential competition, with numerous alternative technologies, including, in particular, wireless communications. The wireless telecommunications industry is experiencing significant technological change. Wireless carriers are improving the capacity and quality of digital wireless technology, and are also expected to continue to reduce the prices for their services. These developments could reduce customer demand for our services and the prices that we will be able to charge for these services, particularly in CTSI’s markets where a number of wireless providers are established competitors as well as in certain areas of CT’s territory. We believe that future technological developments are likely to result in further improvements in wireless telecommunications services, as well as in other telecommunications technologies, and are likely to result in increased competition for our various businesses.

VoIP is a service that could cause a decrease in demand for our traditional telephone services, including the demand for additional lines. VoIP is gaining market share among business users who look to Internet telephone systems to cut costs or improve efficiency. It is also possible for residential users to use VoIP as a replacement for a traditional telephone line (for example, by obtaining Internet access over a cable television system).

These new technologies bring non-traditional competitors. Information service providers e.g. data and software companies are emerging telecommunications service providers. We cannot predict which of many possible future technologies, products or services will be significant to our competitive position or what expenditures will be required to develop and provide these technologies, products or services.

Some of our competitors have superior resources that may place us at a cost and price disadvantage.

Some of our current and potential competitors have market presence, technical and marketing capabilities and financial or other resources substantially greater than ours. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services than we can. Additionally, the greater brand name recognition of some competitors, such as Verizon, requires us to price CTSI’s services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

Risks relating to the merger

Our pending merger with Citizens may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our business and financial results.

Completion of our merger with Citizens is conditioned upon the receipt of certain governmental consents and approvals. These consents and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of Citizens or CTE. Such conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. If the merger is not consummated, it could adversely affect the market price of our common stock and our business and financial results.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in the business of CTE, which could have an adverse effect on our businesses and financial results.

These disruptions could include the following:

•

current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect CTE’s ability to retain or attract key managers and other employees;

•

current and prospective customers of CTE may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with us or choose another provider; and

•	the attention of management of CTE may be diverted from the operation of the businesses toward the completion of the merger.

Other business risks

A substantial portion of CTSI’s revenues are derived from Internet service providers, or ISPs. A decline in these ISP customers or their customer base could negatively impact our financial results.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 10.6% and 15.1% of CTSI’s revenues for the years ended December 31, 2006 and 2005, respectively. These high-margin revenues include services provided directly to ISPs, including local dial tone and transport (cap-type) services, and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers accessing these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant number of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

Changes in the jurisdictional mix of CTSI’s traffic have adversely affected its results.

CTSI’s revenues from access charges and reciprocal compensation are affected by the mix of traffic delivered to us by other carriers for termination to CTSI’s customers. Over the past several years, CTSI has experienced reductions in the proportion of traffic delivered to it by Verizon that is classified as long-distance, and particularly the proportion of in-state long-distance. Because the reciprocal compensation rates for termination of local calls are significantly lower than access charges for termination of long-distance calls, and the access charges for interstate calls are lower than those for in-state long-distance calls, these changes in traffic mix have reduced CTSI’s overall revenues, and future changes in traffic patterns could cause further adverse effects.

Demand for our traditional dial-up Internet access services has matured.

Within the total Internet access market, the market for traditional, narrowband dial-up access services is shrinking. Our traditional dial-up Internet service provided by epix® Internet Services has been declining since its peak at nearly 50,000 subscribers in 2001. As of December 31, 2006, epix® had approximately 16,500 dial-up subscribers. Continued decline in these services will adversely affect our results.

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

Our future switched access lines in service will likely be lower than our historical levels, and this decline may adversely affect our results.

Additional line penetration in CT’s markets has been declining. Regulatory actions in the area of intercarrier compensation could result in increases in CT’s monthly per-line charges, which may discourage customers from purchasing or keeping additional lines. In addition, some customers who previously used an additional line for dial-up Internet access choose to cancel their additional line when they upgrade to DSL. To the extent that additional line penetration continues to decline, our ability to generate additional revenues from this source, which has been very important to our results in recent years, will decrease. Residential lines have also declined somewhat due to wireless substitution.

Our growth strategy will require us to invest significant capital in services that may not achieve the desired returns.

We plan to continue to invest capital into services such as DSL. This business is highly competitive (with cable modem being the primary competitor), and we cannot be assured that we will be able to achieve the return on investment that we have historically earned. Additionally, even if we are successful in our efforts to develop this business, its operating results and margins will likely be lower than those of our core lines of business. Moreover, we expect that any success we experience in selling DSL service will, to some extent, be offset by reduced demand for additional lines when customers have been using an additional line for dial-up Internet access.

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

CT’s CoBank indebtedness contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our property consists primarily of central office equipment, telephone lines, telephone instruments and related equipment and land and buildings related to telephone operations. This plant and equipment is maintained in good operating condition by CT and CTSI operations. We own substantially all of our central office buildings, administrative buildings, warehouses and storage facilities. All of the telephone lines are located either on private or public property. Locations on private land are governed by easements or other arrangements. We are not aware of any environmental liabilities which would have a material impact on our financial position or results of operations.

Item 3. Legal Proceedings

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. We do not believe these proceedings will have a material adverse effect on our results of operations or financial condition.

On January 24, 2007, we received a civil investigative demand from the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) requesting certain information in connection with the Antitrust Division’s investigation of whether we had engaged in conduct restricting competition in local telecommunications services. Pursuant to such request, we have provided the Antitrust Division with certain requested information and we intend to cooperate with the Antitrust Division in this matter. While there can be no assurance as to the outcome of this investigation, we do not believe we have engaged in any improper conduct and we do not believe this investigation will result in any action having a material adverse impact on our financial position, results of operation or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on January 25, 2007. The matter submitted to our shareholders was as follows:

1)	The approval of the Agreement and Plan of Merger with Citizens. Shareholder votes were as follows:

For	Against	Abstain
16,878,708	174,429	115,452

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age
Michael J. Mahoney	56

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

Eileen O’Neill Odum	52

Executive Vice President and Chief Operating Officer of CTE since July 2004; President—National Operations, the domestic wireline telecom group of Verizon Communications, Inc., from 2000 to 2004; Region President—Northwest, of GTE Corporation’s domestic wireline telephone operations from 1994 to 2000; Assistant Vice President of Business Sales and Services of GTE Telephone Operations from 1992 to 1994; Vice President/General Manager—Texas Region of GTE Mobilnet from 1990 to 1992; and Vice President of Marketing of GTE Mobilnet from 1988 to 1990.

Donald P. Cawley	48

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

Kevin M. O’Hare	46

Group Vice President of Strategic Development of CTE since January 2006; Founder, President and Chief Executive Officer of Lightship Telecom from March 1998 to May 2005; President and Chief Executive Officer of US WATS, Inc., from December 1996 to November 1997; Executive Vice President of C-TEC Corporation from May 1995 to December 1996; and Network Engineering Director of ACC Long Distance Corp., from February 1994 to April 1995.

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

Scott Burnside	62

Senior Vice President of Regulatory and Government Relations of CTE since May 2003; Senior Vice President of Regulatory and Government Affairs of RCN Corporation from June 1997 to May 2003; Vice President of Regulatory Affairs of C-TEC Corporation from 1985 to June 1997; and various positions with Commonwealth Telephone Company from January 1978 to 1985.

Thomas M. Davis	50

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

J. Christine Feeley	45

Vice President of Marketing of CTE since March 2005; Director of Marketing of Valor Communications Group, Inc., from April 2001 to January 2004; Vice President of Rapp Collins Worldwide from May 2000 to February 2001; National Consultant from December 1992 to May 2000; and Promotions Manager of Berry Brown Advertising, Inc., from January 1991 to December 1992.

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age
DG Gulati	57

Senior Vice President and General Manager of Commonwealth Telephone Company and epix® Internet Services since June 2006; Senior Vice President of Operations Strategy and Development of CTE from April 2005 to June 2006; Senior Vice President of Corporate Development of CTE from 2002 to April 2005; Senior Vice President of Operations and Engineering of RCN Corporation from 2000 to 2002; Senior Vice President of Network Engineering of RCN Corporation from 1997 to 2000; Vice President of Business Operations of C-TEC Corporation from 1995 to 1997; Director of Telecommunications of Cablevision Industries from 1994 to 1995; Assistant Vice President of Network Services of Warwick Valley Telephone Company from 1993 to 1994; and various positions with Frontier Corporation from 1982 to 1993.

Todd T. Hanson	45

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

Steven J. Letts	49

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

Christopher M. McCorkendale	40

Vice President of Operations Strategy and Development of CTE since June 2006; Vice President of Operations Planning from March 2006 to June 2006; military leave of absence to serve on active duty as a Major in the United States Army from September 2004 to February 2006, in support of the Global War on Terrorism; Vice President, Southern Region of CTE from January 2004 to August 2004; Director of Operations of Commonwealth Communications from January 2003 to December 2003; Vice President of Sales and Marketing of Commonwealth Telephone Company from August 2002 to December 2003; Vice President and General Manager of Expansion Markets of CTSI, LLC (“CTSI”), from December 2001 to July 2002; Vice President and General Manager of the Capital, Central and Northeastern Pennsylvania and New York Operating Territories of CTSI from February 2000 to December 2001; Director of Network Services of CTSI from March 1999 to February 2000; and Officer in the United States Army from 1989 to 1998.

Raymond B. Ostroski	52

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

EXECUTIVE OFFICERS OF THE REGISTRANT—(Continued)

Name	Age
Darryl Varnado	54

Vice President of Human Resources of CTE since January 2006; Leadership Consultant of Lee Hecht Harrison, Inc., in 2005; Vice President and Managing Director of Human Resources of The Nature Conservancy from 2001 to 2005; Director of Global Human Resources Strategy and Design of US Airways, Inc., from 1998 to 2001; Operations Manager of Compensation and Benefits of The Coca-Cola Company from 1995 to 1998; Manager of U.S. Compensation and Employee Rewards of The Coca-Cola Company from 1994 to 1995; and Director of Compensation and Employee Rewards of Tennessee Valley Authority from 1993 to 1994.

David G. Weselcouch	51

Senior Vice President of Investor Relations and Corporate Communications of CTE since June 2000; Vice President of Investor Relations and Corporate Communications of CTE from March 1999 to June 2000; Vice President of Investor Relations of CTE from 1998 to 1999; Director—Investor Relations of GTE Corporation from 1993 to 1998; and Manager—Capital Markets Development and Administration of GTE Corporation from 1989 to 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq National Market (Symbol: CTCO).

There were approximately 1,054 registered holders of the Company’s Common Stock on January 31, 2007, based on the records of our transfer agent. Other information required under Item 5 of Part II is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included on pages F-1 to F-22 of this report and Notes to Consolidated Financial Statements included on pages F-32 to F-56 of this report. Information relating to the Company’s quarterly Common Stock prices is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Common Stock closing price:
High	$34.75	$34.24	$41.55	$42.20
Low	31.35	32.07	32.42	41.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Common Stock closing price:
High	$50.61	$52.98	$43.54	$37.78
Low	46.50	40.19	37.22	33.48

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

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events, including the proposed merger with Citizens.

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

On February 16, 2007, the Company notified holders of Old Notes and New Notes, pursuant to applicable provisions of the related Indentures, that during the period beginning on, and including, February 21, 2007 (the date that is fifteen days prior to the “anticipated effective date” of the merger), and ending on the close of business on the Designated Event Repurchase Date (the date that is thirty days after the date of the Designated Event Notice (as such term is defined in the Indentures) of the merger transaction with Citizens), the holders of the Old Notes and New Notes may exercise their conversion rights in accordance with and subject to the provisions of the Old Notes and New Notes and the related Indentures. Pursuant to applicable provisions of the Indentures, the Company will provide to the holders of the Old Notes and New Notes a Designated Event Notice regarding the consummation of the merger on or before the fifteenth day after the consummation of the merger.

If the transaction with Citizens is consummated, each holder of Old Notes and New Notes will have the right to require the Company to repurchase the holder’s notes on the Designated Event Repurchase Date at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding the Designated Event Repurchase Date.

Item 5. (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We completed the Stock Repurchase Program in April 2006. No other stock repurchase plan or program was in place during the period. Also, no other stock repurchase plans or programs were terminated prior to expiration.

Item 6. Selected Financial Data

Information required under Item 6 of Part II is included on page F-23 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required under Item 7 of Part II is included on pages F-1 to F-22 of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required under Item 7A of Part II is included on page F-16 of this report. Additional information is contained in Note 15 “Off Balance Sheet Risk and Concentration of Credit Risk” of the Consolidated Financial Statements included on page F-54 of this report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required under Item 8 of Part II are included on pages F-27 to F-56 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years preceding December 31, 2006, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosures.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Subject to the next sentence, the information required under Item 10 of Part III of this Form 10-K will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and is specifically incorporated herein by reference thereto. However, if the Registrant does not hold a 2007 Annual Meeting of Shareholders or does not distribute a proxy statement in connection therewith on or prior to April 30, 2007, or if the Registrant’s pending merger with Citizens Communications Company described under “Item 1—Business—General” is not consummated on or prior to April 30, 2007, the Registrant will amend this Form 10-K on or prior to April 30, 2007 to include the information required in accordance with General Instruction G(3) to Form 10-K, including the information required under Item 10, if the Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the 1934 Act.

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

Item 11. Executive Compensation

Subject to the next sentence, the information required under this Item of Part III of this Form 10-K will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is specifically incorporated herein by reference thereto. However, if the Registrant does not hold a 2007 Annual Meeting of Shareholders or does not distribute a proxy statement in connection therewith on or prior to April 30, 2007, or if the Registrant’s pending merger with Citizens Communications Company described under “Item 1—Business—General” is not consummated on or prior to April 30, 2007, the Registrant will amend this Form 10-K on or prior to April 30,

2007 to include the information required in accordance with General Instruction G(3) to Form 10-K, including the information required under this Item, if the Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the 1934 Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Subject to the next sentence, the information required under this Item of Part III of this Form 10-K will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is specifically incorporated herein by reference thereto. However, if the Registrant does not hold a 2007 Annual Meeting of Shareholders or does not distribute a proxy statement in connection therewith on or prior to April 30, 2007, or if the Registrant’s pending merger with Citizens Communications Company described under “Item 1—Business—General” is not consummated on or prior to April 30, 2007, the Registrant will amend this Form 10-K on or prior to April 30, 2007 to include the information required in accordance with General Instruction G(3) to Form 10-K, including the information required under this Item, if the Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the 1934 Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subject to the next sentence, the information required under this Item of Part III of this Form 10-K will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is specifically incorporated herein by reference thereto. However, if the Registrant does not hold a 2007 Annual Meeting of Shareholders or does not distribute a proxy statement in connection therewith on or prior to April 30, 2007, or if the Registrant’s pending merger with Citizens Communications Company described under “Item 1—Business—General” is not consummated on or prior to April 30, 2007, the Registrant will amend this Form 10-K on or prior to April 30, 2007 to include the information required in accordance with General Instruction G(3) to Form 10-K, including the information required under this Item, if the Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the 1934 Act.

Item 14. Principal Accountant Fees and Services

Subject to the next sentence, the information required under this Item of Part III of this Form 10-K will be set forth in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is specifically incorporated herein by reference thereto. However, if the Registrant does not hold a 2007 Annual Meeting of Shareholders or does not distribute a proxy statement in connection therewith on or prior to April 30, 2007, or if the Registrant’s pending merger with Citizens Communications Company described under “Item 1—Business—General” is not consummated on or prior to April 30, 2007, the Registrant will amend this Form 10-K on or prior to April 30, 2007 to include the information required in accordance with General Instruction G(3) to Form 10-K, including the information required under this Item, if the Registrant is then subject to the reporting requirements of Section 13 or 15(d) of the 1934 Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15. (a)(1) Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Selected Financial Data (Unaudited)

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Cash Flows for Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Common Shareholders’ Equity for Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Item 15. (a)(2) Financial Statement Schedules

Description

Condensed Financial Information of the Registrant for Years Ended December 31, 2006, 2005 and 2004 (Schedule I)

Valuation and Qualifying Accounts and Reserves for Years Ended December 31, 2006, 2005 and 2004 (Schedule II)

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

2.7 Agreement and Plan of Merger between Commonwealth Telephone Enterprises, Inc. and Citizens Communications Company dated September 17, 2006 is incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Commission on September 18, 2006, (Commission File No. 0-11053).

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

4.14 Fourth Amended and Restated Line of Credit Agreement entered into as of May 29, 2006 by and between Commonwealth Telephone Company and CoBank, ACB is incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2006, (Commission File No. 0-11053).

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

10.18 Amendment No. 2 effective May 18, 2006, to the CTE Equity Incentive Plan (formerly known as the C-TEC Corporation 1996 Equity Incentive Plan) is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2006, (Commission File No. 0-11053).

10.19 Commonwealth Telephone Enterprises, Inc. 2006 Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2006, (Commission File No. 0-11053).

10.20 Commonwealth Telephone Enterprises, Inc. Deferred Compensation Plan, effective January 1, 2007, is incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2006, (Commission File No. 0-11053).

10.21 Letter Agreement dated September 17, 2006 between Commonwealth Telephone Enterprises, Inc. and Michael J. Mahoney is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006, (Commission File No. 0-11053).

10.22 Commonwealth Telephone Enterprises, Inc. Key Employee Severance Plan, effective September 17, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006, (Commission File No. 0-11053).

10.23 Commonwealth Telephone Enterprises, Inc. Amended Restricted Stock Units Agreement, effective as of September 29, 2006, is incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006, (Commission File No. 0-11053).

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

Date: March 1, 2007

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

By:	/S/ DONALD P. CAWLEY
Donald P. Cawley Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	President and Chief Executive Officer, principal executive officer	March 1, 2007

/s/ DONALD P. CAWLEY Donald P. Cawley	Executive Vice President and Chief Accounting Officer, principal financial officer, principal accounting officer	March 1, 2007
DIRECTORS:

/s/ WALTER SCOTT, JR. Walter Scott, Jr.		March 1, 2007

/s/ MICHAEL J. MAHONEY Michael J. Mahoney		March 1, 2007

/s/ JOHN R. BIRK John R. Birk		March 1, 2007

/s/ JAMES Q. CROWE James Q. Crowe		March 1, 2007

/s/ RICHARD R. JAROS Richard R. Jaros		March 1, 2007

/s/ DAVID C. MITCHELL David C. Mitchell		March 1, 2007

/s/ EUGENE ROTH Eugene Roth		March 1, 2007

/s/ JOHN J. WHYTE John J. Whyte		March 1, 2007

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

AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to these safe harbors. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” or similar statements. Our forward-looking statements involve risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements we have made. These risks and uncertainties include, but are not limited to:

•

the risk that required closing conditions for our pending merger with Citizens Communications Company, including necessary regulatory approvals, will not be obtained and our merger will not be consummated as anticipated;

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Overview

History

We began operations as Commonwealth Telephone in 1897 with the construction of a telephone line between two rural farms in Pennsylvania. In 1928, a prominent Pennsylvania family acquired Commonwealth Telephone and continued to grow the company through acquisition and internal growth. The company went public in 1952, but the family continued to hold a controlling stake. In the 1980’s, the company expanded beyond wireline telephone into cable, cellular, paging and other telecommunications-related services through acquisition and business development. In 1986, the controlling family implemented a dual class voting structure in order to strengthen its control, with the common stock having one vote per share and Class B common stock having 15 votes per share. In 1993, the controlling family sold its ownership interest to a subsidiary of Peter Kiewit Sons’, Inc., which has since become Level 3 Communications, Inc. (“Level 3”). In 1997, Commonwealth Telephone implemented a spin-off of certain operations into two new public companies, a bundled telecommunications provider (RCN Corporation) and a cable television operator (Cable Michigan, Inc.). At the conclusion of the spin-off, we became the public company that currently exists as Commonwealth Telephone Enterprises, Inc. (“CTE,” “the Company,” “we,” “us” or “our”). In April and December of 2002, Level 3 sold approximately 9,600,000 shares of our common stock in two registered secondary offerings, which resulted in a reduction from approximately 48% of the voting power of our equity securities to approximately 29%. In September 2003, we completed a transaction pursuant to which each outstanding share of our Class B Common Stock was converted into 1.09 shares of our Common Stock (the “Recapitalization Transaction”). Following the

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Recapitalization Transaction, the 1,017,061 shares of our Class B Common Stock that Level 3 beneficially owned prior to the Recapitalization Transaction, representing approximately 29% of the voting power of our equity securities, were converted into 1,108,596 shares of our Common Stock, representing approximately 4.6% of the voting power of our equity securities. In January 2004, Level 3 announced that it had closed a privately-negotiated sale of its remaining 1,108,596 shares of our Common Stock to an institutional investor. On September 18, 2006, we and Citizens Communications Company (“Citizens”) announced that we had entered into an agreement for Citizens to acquire CTE in a cash-and-stock, taxable transaction. Each CTE share will be converted into the right to receive $31.31 in cash and 0.768 shares of Citizens’ common stock. The transaction was approved by CTE’s shareholders on January 25, 2007. The transaction is also subject to certain regulatory approvals and on January 26, 2007, the Federal Communications Commission (“FCC”) approved the transaction. The transaction is pending approval by the Pennsylvania Public Utility Commission (“PUC”), which may be received as early as March 1, 2007. If the approval is obtained on March 1, 2007, we would anticipate that the transaction will close on March 8, 2007. There can be no assurance, however, that the required consents or conditions will be obtained or satisfied by March 1, 2007, or at all, and consequently there can be no assurance that the merger will be consummated on March 8, 2007, or at all.

Management’s Overview

2006 Highlights

In March of 2006, we announced the ratification of a new labor contract with the Communications Workers of America (CWA). The new contract will remain in effect until November 30, 2008. Approximately 400 employees throughout the Commonwealth Telephone Company’s service area in eastern and north central Pennsylvania are covered by the agreement.

During July of 2006, we achieved Premier Certification from Cisco Systems®. The Cisco® Channel Partner program provides CTE’s businesses—Commonwealth Telephone Company; CTSI, LLC; epix® Internet Services; and Commonwealth Communications—with resource support to achieve expertise in selling, planning, designing, provisioning and maintaining Cisco networking solutions for its current and prospective business customers. To earn Premier Certification, CTE had to meet or surpass the stringent personnel, training, customer satisfaction and post-sales support requirements set forth by Cisco.

On September 11, 2006, we announced that Commonwealth Telephone Enterprises retained Evercore Partners as its financial advisor in connection with a review of strategic opportunities.

On September 18, 2006, we announced that Citizens had entered into an agreement for Citizens to acquire Commonwealth for $41.72 per share, in a cash-and-stock taxable transaction, for a total consideration of $1.16 billion, based on the closing price of Citizens’ common stock on September 15, 2006. Each Commonwealth share will be converted into the right to receive $31.31 in cash and 0.768 shares of Citizens’ common stock. The acquisition has been approved by the Boards of Directors of both Citizens and Commonwealth and by our shareholders at a special meeting of shareholders held on January 25, 2007. The transaction is pending approval by the Pennsylvania PUC, which may be received as early as March 1, 2007. If the approval is obtained on March 1, 2007, we would anticipate that the transaction will close on March 8, 2007. There can be no assurance, however, that the required consents or conditions will be obtained or satisfied by March 1, 2007, or at all, and consequently there can be no assurance that the merger will be consummated on March 8, 2007, or at all.

The combined company will be the 7th largest local telephone exchange company in the U.S., with pro forma annual revenues of approximately $2.4 billion and operations across 23 states. Upon completion of the acquisition, Citizens, which operates under the brand name of Frontier, will have approximately 2.6 million access lines, 400,000 High-Speed Internet subscribers and 6,600 employees.

In December of 2006, Commonwealth Telephone Company learned that it had achieved the lowest justified complaint rate upon the Pennsylvania PUC’s release of its 2005 annual report, “Utility Consumer Activities

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Report and Evaluation.” With this achievement, Commonwealth Telephone Company has achieved the lowest level of justified customer complaints for nine consecutive years, and in fifteen of the last seventeen years.

The PUC annual report details the justified complaint rate of Pennsylvania’s five largest local exchange carriers, as well as the state’s four largest competitive local exchange carriers. The PUC’s 2005 annual report compared Commonwealth Telephone Company’s results to Alltel Pennsylvania, Inc., United Telephone Company of Pennsylvania d/b/a Sprint, Verizon North, Inc. (formerly GTE North, Inc.) and Verizon Pennsylvania, Inc. (formerly Bell Atlantic-Pennsylvania, Inc.), as well as the competitive local exchange carriers AT&T Local; Comcast Phone of Pennsylvania, LLC d/b/a Comcast Digital Phone; MCImetro Access Transmission Services, LLC (MCI Local); and RCN Telecom Services, Inc. (RCN).

2007 Expectations

Prior to the closing of our transaction with Citizens, our primary focus in 2007 will be on the execution of our business plan in the market place. This means defending our customer base, and we plan to do this by delivering value to our customers in our bundled product offerings, including digital subscriber line (“DSL”), and by providing customer service that is second to none. It also means continued focus on our costs and our margins.

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

Segments

Our two primary operations are Commonwealth Telephone Company (“CT”), which is a rural incumbent local exchange carrier (“RLEC”), and CTSI, LLC (“CTSI”), which we refer to as our RLEC “edge-out” operation, and is a competitive local exchange carrier (“CLEC”). The CT segment includes the results of Commonwealth Long Distance Company (“CLD”), a long-distance reseller; and the portion of our broadband data service that uses DSL technology to offer high-speed Internet access that is in CT’s territory. Our “Other” segment is comprised of telecommunications-related businesses that all operate in the deregulated segments of the telecommunications industry and support the operations of our two primary operating companies. These support businesses are epix® Internet Services (“epix”), a rural Internet service provider; and Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services. “Other” also includes our corporate entity.

As of December 31, 2006, CT served over 309,200 switched access lines. In 1997, we formally launched our facilities-based CLEC, CTSI. CTSI operates in three “edge-out” regional Pennsylvania markets that border CT’s markets and that we believe offer attractive market demographics, such as higher population density and a higher concentration of businesses. CTSI served over 142,600 switched access lines as of December 31, 2006, which were mainly business customers.

Revenue

CT’s revenue is derived primarily from access, local service, enhanced services, local long-distance (intraLATA toll), long-distance service revenue and DSL. Access revenue consists primarily of charges paid by long-distance companies and other telecommunications carriers for access to our network in connection with the completion of long-distance telephone calls. Local service revenue consists of charges for local exchange telephone services, including monthly tariffs for basic local service. Enhanced services revenue is derived from service for special calling features, including, but not limited to, Caller ID and Call Waiting. IntraLATA toll and

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

long-distance revenues consist of charges for such services paid by CT’s customers. DSL revenue consists of charges for high-speed Internet access provided to CT’s customers.

CTSI’s revenue is derived primarily from access, local service, competitive access, both dedicated and DSL Internet access, intraLATA toll and long-distance service revenue. Access revenue consists primarily of charges paid by long-distance companies and other non-CLEC customers for access to our network in connection with the completion of long-distance telephone and local calls and the delivery of other services. Access revenue also includes recurring trunking revenue and reciprocal compensation. Local service revenue consists of charges for local exchange telephone services, including monthly recurring charges for basic services and special calling features. Competitive access revenue consists of charges for point-to-point connections. Internet access revenue consists of charges for dedicated Internet access provided to CTSI’s customers. DSL revenue consists of charges for high-speed Internet access provided to CTSI’s customers. Long-distance revenue consists of charges for long-distance service paid by CTSI’s customers.

Our “Other” business segment includes the revenue from epix and CC. epix revenue for this segment consists primarily of dial-up Internet access revenue. CC generates revenue primarily from telecommunications projects, including design, installation and maintenance of telephone and data systems for business and public sector customers. Other also includes our corporate entity.

Operating Costs

Our operating costs and expenses for each of our segments primarily include access charges and other direct costs of sales, payroll and related benefits, selling and advertising, software and information system services, and general and administrative expenses. Operating costs also include strategic alternatives and depreciation and amortization. CTSI also incurs costs related to leased local loop charges associated with providing last mile access, circuit rentals, engineering costs, colocation expense, terminating access for local calls and long-distance expense. CTSI also incurs long-distance expense associated with purchasing long-distance minutes on a wholesale basis from third party providers. CC also incurs expenses primarily related to equipment and materials used in the course of the installation and provisioning of equipment.

Capital Expenditures

We incur capital expenditures associated with expenditures for infrastructure and network upgrades in CT and CTSI territories. Under the revised Chapter 30 Plan that was approved by the Pennsylvania PUC in 2005, CT committed to provide universal availability of broadband services throughout its territory by December 31, 2008. In addition, at CTSI, capital expenditures associated with access line installations and high capacity services, in order to provide Internet and cellular providers and interexchange carriers (“IXCs”) the ability to connect their networks into the public switched network system, comprise a significant portion of its overall capital spending.

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

	For the Years Ended December 31,
	2006	2005	2004
Sales:
CT	$228,903	$228,464	$227,666
CTSI	82,881	86,495	83,568
Other	18,831	18,897	24,577

Total	$330,615	$333,856	$335,811

	For the Years Ended December 31,
	2006	2005	2004
Operating income (loss):
CT	$122,068	$111,872	$100,400

CTSI—edge-out	9,246	12,909	9,554
CTSI—restructuring reversals*	—	31	799

Total CTSI	9,246	12,940	10,353

Other	(17,817)	(12,731)	(4,306)

Total	$113,497	$112,081	$106,447

*	See Note 5 for additional details.

	As of December 31,
	2006	2005	2004
Access lines:
CT access lines	309,279	323,555	333,022
CTSI access lines	142,613	137,696	138,820

Total	451,892	461,251	471,842

2006 vs 2005

For the year ended December 31, 2006, our consolidated sales decreased $3,241 and were $330,615 and $333,856 for the years ended December 31, 2006 and 2005, respectively. Lower CTSI sales of $3,614 and lower sales at our Other segment of $66 contributed to the decrease, which was partially offset by an increase in CT sales of $439. Consolidated costs and expenses (excluding depreciation and amortization, strategic alternatives and restructuring reversals) were $169,015 for the year ended December 31, 2006 as compared to $163,914 for the year ended December 31, 2005. Contributing to the increase of $5,101 is an increase in costs at CT of $1,508 and higher costs at Other of $544, partially offset by a decline in costs at CTSI of $1,361. In addition, the year ended December 31, 2005 was positively impacted by reversals of certain accruals that did not recur in 2006 at CT and CTSI for $2,764 and $1,646, respectively. Operating income increased $1,416 primarily from a decline in consolidated depreciation expense of $14,518, partially offset by the decrease in sales, the net increase in costs and certain accrual reversals discussed above, and expenses associated with strategic alternatives of $4,729. The decline in consolidated depreciation expense was due primarily to certain assets becoming fully depreciated and

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

the lengthening of estimated useful lives of certain classes of assets, based on our extensive review of fixed asset lives undertaken in 2005. Consolidated net income was $84,140 or $3.16 per diluted share for the year ended December 31, 2006 as compared to $70,108 or $2.71 per diluted share for the year ended December 31, 2005. Contributing to the increase in net income of $14,032 is the gain from the dissolution of the Rural Telephone Bank (“RTB”) of $23,623 that we recognized in our second quarter, the increase in operating income discussed above of $1,416, a decrease in interest expense of $190, favorable results at our Yellowbook, USA partnership of $843 and a favorable decrease in other income (expense) of $1,354, partially offset by a decrease in interest and dividend income of $2,654 and a net increase in our provision for income taxes of $10,740.

CT

CT’s sales were $228,903 and $228,464 for the years ended December 31, 2006 and 2005, respectively. The increase of $439 is due primarily to increases in DSL revenue, local revenue, and intraLATA toll and long-distance revenues, partially offset by lower access and inside wire maintenance revenues.

CT’s additional lines continued to decline as our customers switched to our DSL product and other high-speed Internet access alternatives. CT’s primary residential lines declined due in part to wireless substitution. Company lines for epix and CTSI decreased as a result of the industry-wide trend of customers’ migrating from dial-up to broadband services.

DSL revenue increased $4,855 from an increase of 14,292 subscribers. Our continuing marketing efforts and investments in our network to accommodate increased demand have positioned us to capitalize on our customers’ preference for high-speed Internet access.

Local service revenue increased $3,612 for the year ended 2006, as compared to the same period last year, primarily due to two rate increases (each approximately $1.00 per line per month) effective September 2005 and May 2006, partially offset by a decrease in access lines in service.

Combined intraLATA toll and long-distance revenues increased a net $1,274 for the year ended 2006 as compared to 2005. This change is the result of an increase in long-distance subscribers as we continue to promote our long-distance products in our bundles, partially offset by customers selecting alternate lower cost providers.

Interstate access revenue decreased $4,925 for the year ended 2006, as compared to the same period last year from a decline in access lines for $2,069, a decline in minutes of use equating to $640 and the impact of certain access revenue settlements in both 2005 and 2006 for $2,581. These decreases were partially offset by an increase in special access circuit revenue of $398.

State access revenue decreased $5,101 for the year ended 2006 as compared to 2005, primarily as a result of favorable access revenue settlements of $2,044 recognized in 2005 that did not recur in 2006, a decrease of $1,780 from a decrease in minutes of use, a decrease of $1,025 due to a decline in access lines and rate reductions on certain minutes of use equating to $429, partially offset by an increase in revenue from growth in switched access trunking of $342.

Inside wire maintenance revenue decreased $921 for the year ended December 31, 2006 as compared to 2005 due mostly to the decline in additional lines as well as a reduced demand for this service by our customers. The change in the provision for uncollectible revenue of $1,192 was favorably impacted primarily by an increase to the provision recorded in 2005 of $1,006 that did not recur.

CT’s costs and expenses, excluding depreciation and amortization and strategic alternatives (“costs and expenses”), were $83,425 and $79,153 for the years ended December 31, 2006 and 2005, respectively. The increase of $4,272 is due to a sales and use tax reserve reversal recorded in 2005 of $2,764 that did not recur in

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

2006, increased payroll and benefits costs of $1,043, higher materials expense associated with business sales and DSL of $766, higher network costs primarily due to increased bandwidth utilization associated with our increase in DSL sales of $881, higher pole attachment expense of $562 due to a 2005 favorable true-up and higher rates, increased terminating expense of $416 due to an increase in CLD subscribers, an increase in contracted labor expense associated with large, non-recurring projects of $379 and higher advertising expense of $237. These higher costs were partially offset by lower MIS expense of $1,879 due to the termination of an outsourcing contract in early 2006, and the favorable settlement of a Caller ID dispute in the fourth quarter of 2006 equating to $671.

CT’s depreciation and amortization decreased $14,029 or 37.5% to $23,410 for the year ended December 31, 2006. The change was primarily the result of certain classes of assets becoming fully depreciated of $12,878 and the impact of our periodic review of asset retirement activity, salvage values and fixed asset lives completed in the second quarter 2005, partially offset by a higher base of depreciable plant.

CT’s operating income increased $10,196 or 9.1% for the year ended December 31, 2006 as compared to 2005 from the decrease in depreciation and amortization of $14,029 and the increase in sales of $439, partially offset by the increase in costs and expenses of $4,272.

CTSI

CTSI’s sales were $82,881 and $86,495 for the years ended December 31, 2006 and 2005, respectively. The decrease in sales of $3,614 is due to lower access revenue of $5,751 and lower local service revenue of $757, partially offset by increased data and DSL revenues of $1,159, an increase in the carrier cost recovery surcharge that was effective June 1, 2006 of $870 and an increase in point-to-point (circuit) revenues of $930.

The decrease in access revenue of $5,751 is due in part to favorable access revenue settlements that occurred in 2005 of $2,608 that did not recur in 2006, a decline in minutes of use equating to $1,120, wireless carriers’ migration to direct transport equating to $360 and a decrease of $396 from the use of a direct-measurement billing approach with Verizon instead of a percent local usage factor. Continued industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services, generally, will continue to have a negative impact on CTSI’s access revenues.

Although declining from historical levels, CTSI derives a substantial portion of its revenues directly and indirectly from Internet Service Providers (“ISPs”). ISPs represented approximately 10.6% and 15.1% of CTSI’s revenues (after excluding the effects of the previously mentioned access revenue settlements) for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, CTSI recorded approximately $4,198 or 5.1% of its revenues from compensation revenue associated with ISP traffic (access revenue for all jurisdictions, including local reciprocal compensation), as compared to approximately $5,829 or 6.7% for the same period last year. These high-margin revenues include services provided directly to the ISP including local and high-capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers accessing these ISPs. Industry-wide trends toward declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant number of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

Local service revenue decreased $757 for the year ended 2006 as compared to 2005 primarily due to lower revenue per line and a decrease in ISP and residential access lines, partially offset by growth in core business access lines.

Data and DSL revenues increased $1,159 due primarily to an increase in DSL sales equating to $511 and an increase in sales of business data circuits equating to $425.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

The increase in point-to-point circuit revenue of $930 is due to ISPs, cellular providers and IXCs using our network to connect their networks into the public switched network system, partially offset by the disconnect of circuits serving a wireless carrier in late 2006. This carrier had accounted for approximately $250 in revenue per month.

CTSI’s costs and expenses were $54,600 and $54,315 for the years ended December 31, 2006 and 2005, respectively, an increase of $285. The year ended 2005 was positively impacted by network costs settlements of $1,646 that did not recur in 2006. Also contributing to the increase in CTSI’s costs and expenses are higher sales commission expense of $797, higher bad debt expense of $438 and increases in DSL expenses due to revenue growth of $190. These increases were partially offset by a decrease in DSL and Internet expenses due to lower negotiated port charges rates of $955, lower MIS expense due to the termination of an outsourcing contract in 2006 of $759 and lower long-distance expense of $577 due to lower negotiated rates and one-time vendor credits. Also, in the fourth quarter of 2006, a Caller ID dispute was favorably settled, equating to $435.

CTSI’s depreciation and amortization expense decreased $236 to $19,035 for the year ended December 31, 2006. The decrease is primarily a result of our lengthening the useful lives of certain classes of assets after completing our periodic review in 2005 of asset retirement activity, salvage values and fixed asset lives equating to $337.

CTSI’s operating income decreased $3,694 for the year ended December 31, 2006 as compared to 2005 from the decrease in sales discussed above of $3,614, the increase in costs and expenses of $285, a favorable restructuring settlement that occurred in 2005 of $31, partially offset by the lower depreciation and amortization expense of $236.

Other

The sales of our Other segment were $18,831 and $18,897 for the years ended December 31, 2006 and 2005, respectively. The decrease of $66 is due to a decrease in epix sales of $1,765, partially offset by an increase in CC sales of $1,699.

epix sales declined to $5,125 in 2006 from $6,890 in 2005. The decrease in epix sales is due to a 5,912 decrease in dial-up subscribers as customers move to our DSL product, other high-speed products, or lower cost dial-up providers.

CC sales increased to $13,706 in 2006 from $12,007 in 2005. The increase is primarily due to higher data communications revenue of $1,458, higher PDS (cabling/inside wire) revenue of $321 and higher revenue from business system upgrades of $707, partially offset by a decrease in new installations of business systems of $661 and system maintenance and other revenues of $126. The operating results of CC are subject to fluctuation due to its less predictable revenue streams, market conditions and the effect of competition on margins.

The costs and expenses of our Other segment were $30,990 for the year ended December 31, 2006 as compared to $30,446 for the year ended December 31, 2005, an increase of 1.8%. CC costs and expenses increased $1,392 to $13,431 for the year ended 2006 as compared to the same period last year, due primarily to the increase in sales and associated cost of goods sold. epix costs and expenses declined 4.3% to $5,472 in 2006 from $5,717 in 2005 as a result of the decrease in epix sales and subscribers. Expenses at our corporate entity were $603 lower due to a decrease in non-cash compensation expense of $2,600 from vested equity-based awards related to the 2005 dividends (including the one-time special dividend) that was charged to expense in 2005 and severance expense incurred in 2005 of $577, partially offset by increased pension expense of $960, higher restricted stock amortization of $719 and compensation cost from stock options of $797.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

We have recognized strategic alternatives expenses of $4,729 for the year ended December 31, 2006, related to financial advisory, legal and other fees as well as a pro-rata portion of retention bonuses to be paid in cash to key employees at the completion of the merger with Citizens.

Depreciation and amortization expense at our Other segment decreased $253 for the year ended December 31, 2006 as compared to 2005. The change was primarily the result of a smaller base of depreciable plant due to assets becoming fully depreciated.

The operating loss in Other was ($17,817) for the year ended December 31, 2006 as compared to ($12,731) for the same period last year. The change was mostly due to a higher operating loss at the corporate entity primarily from expenses associated with the Citizens merger of $4,729, decreased operating income at epix of $1,543 as a result of a decline in sales and subscribers and increased operating income at CC of $297 due to the increase in sales.

Strategic Alternatives

In connection with the Citizens merger, we have incurred costs of $4,729 in 2006 related to financial advisory, legal and other fees as well as a pro-rata portion of the retention bonuses we expect to pay in cash to our employees at the completion of the merger. We are obligated to pay Evercore Group L.L.C. (“Evercore”) approximately $11,000, $250 of which was paid to Evercore upon its being retained by us, approximately $2,800 of which was paid to Evercore when we entered into the merger agreement with Citizens and the remainder of which (approximately $8,000) will become payable to Evercore if the merger is successfully completed, which may be as early as March 8, 2007. The amount of the final Evercore advisory fee to be paid may be adjusted depending on the closing price of the Citizens common stock on the closing date of the merger and on the amount of our indebtedness on the closing date of the merger.

Interest and Dividend Income

Interest and dividend income was $5,721 for the year ended December 31, 2006 as compared to $8,375 for the year ended December 31, 2005. The decrease of $2,654 or 31.7% is primarily due to the dissolution of the RTB and the loss of the annual RTB dividend of $2,100, and lower interest income of $2,898 due to lower average cash balances, offset by higher interest rates equating to $2,340.

Interest Expense

Interest expense includes interest on our convertible notes, interest on CT’s revolving credit facility with CoBank, ACB (“CoBank”) and amortization of debt issuance costs. We employed an interest rate swap, which expired on April 4, 2006, on $35,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $13,894 and $14,084 for the years ended December 31, 2006 and 2005, respectively. The decrease of $190 is due primarily to interest related to certain income tax payments made in 2005 that did not recur in 2006.

Gain on Dissolution of Rural Telephone Bank

In accordance with the terms of our prior mortgage notes and security agreements that we redeemed in 1993, we were required to purchase common stock of the RTB equal to 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations Bill, the Bush administration established a process and the terms by which to implement dissolution of the RTB, whereby stockholders would receive a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we had received stock dividends with a face value of approximately $23,623

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received in cash $30,033 that represented our original cash investment and accumulated stock dividends, resulting in a gain of $23,623.

Other Income (Expense), Net

Other income (expense), net was $458 for the year ended December 31, 2006 as compared to ($896) for the year ended December 31, 2005. The net change of $1,354 is primarily a result of costs incurred in 2005 of $1,499 associated with implementation of our initial and quarterly dividend and convertible debt exchange offer.

Income Taxes

Our effective income tax rates were 36.9% and 35.5% for the years ended December 31, 2006 and 2005, respectively. On July 8, 2006, the state of Pennsylvania enacted a change in its tax law that increased the annual state Net Operating Loss (“NOL”) deduction and accelerated the phase out of the Pennsylvania Capital Stock Tax. Under the old tax legislation, the NOL usage was limited to $2,000 per year. The new legislation, effective for tax years beginning after December 31, 2006, increases the NOL limitation to the greater of 12.5% of Pennsylvania taxable income or $3,000. For the year ended December 31, 2006, we have recorded a benefit to deferred income tax expense of $4,332 related to this Pennsylvania state income tax law change. We estimate that, excluding this change in the Pennsylvania state income tax law, our effective income tax rate in 2006 would have been approximately 40.2% (after giving effect to certain strategic alternative costs that are capitalized for tax). In 2005, we undertook an extensive, detailed review of all deferred tax items and supporting schedules of net book versus net tax values. This review resulted in a net deferred income tax benefit of approximately $3,154 related to prior years (2004 and prior) that we recorded in the fourth quarter of 2005. Excluding these corrections, we estimate that our effective tax rate for 2005 would have been approximately 38.4%. We anticipate our 2007 income tax rate to be approximately 39%, however this estimate may change (either increase or decrease) as a result of our adoption of FASB Interpretation No. 48, “Uncertain Tax Positions” that we will implement in the first quarter of 2007. Also, the aggregate dollar amount and the tax treatment of certain expenses associated with the Citizens merger may cause this estimate to change. For an analysis of the change in income taxes, see Note 12 to the consolidated financial statements.

2005 vs 2004

For the year ended December 31, 2005, our consolidated sales decreased $1,955 and were $333,856 and $335,811 for the years ended December 31, 2005 and 2004, respectively. Lower sales at Other of $5,680 contributed to the decrease, offset by an increase in CTSI sales of $2,927 and an increase in CT sales of $798. Consolidated costs and expenses increased $4,725 primarily due to non-cash compensation expense of $4,155 resulting from the dividends. This compensation is in the form of dividend equivalent units related to vested deferred restricted stock units; amortization of unvested restricted stock units; vested deferred Executive Stock Purchase Plan share units; amortization of unvested Executive Stock Purchase Plan share units; and unvested 401(k) shares. This charge was partially offset by a favorable sales and use tax settlement of $2,764. Operating income increased $5,634 as a result of decreased consolidated depreciation expense of $13,082 related to our periodic review of asset retirement activity, salvage values and fixed asset lives, and certain classes of assets becoming fully depreciated, partially offset by the decrease in sales and increase in operating expenses discussed above, and a positive settlement in 2004 of $799 associated with our 2000 restructuring charge as compared to $31 in 2005. Consolidated net income was $70,108 or $2.71 per diluted share for the year ended December 31, 2005. Consolidated net income was $62,031 or $2.60 per diluted share for the year ended December 31, 2004. Contributing to the increase in net income is the increase in operating income, an increase in interest income primarily from higher interest rates and a decrease in interest expense primarily due to our repayment of debt, partially offset by an increase in other expenses primarily due to the special and quarterly dividend and exchange offer costs, and an increase in the provision for income taxes.

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

IntraLATA toll and long-distance revenues increased a combined total of $1,997. The change is due to an increase in CLD revenues of $3,912 as we continue to promote our long-distance product in our bundles. The increase at CLD was partially offset primarily by customers selecting alternate lower cost service providers, including CLD and calling packages offered by several non-wireline providers in certain areas of CT’s territory, decreasing revenue by $1,878. Interstate access revenue decreased $1,450 resulting from a decline in access lines of $1,597, a decline in minutes of use of $771 and certain revenue settlements that occurred in 2004 of $572. These decreases were partially offset by an increase in the National Exchange Carrier Association (“NECA”) average schedule settlements of $963 (average schedule formulas are updated annually in July) and an increase in special access circuit revenue of $804. State access revenue increased $1,357 from increased state access settlement revenues of $2,526 and a favorable effect of $1,196 resulting from a certain access revenue settlement due to a jurisdictional shift in traffic to a high access rate. These increases were partially offset by a decrease of $997 due to a decrease in minutes of use, a decrease of $483 due to a reduction in access lines and wireless interconnection rate reductions of $446. Local service revenue decreased $216 primarily as a result of a decrease in access lines and the loss of an Internet service provider from our network, partially offset by a line rate increase of approximately $1.00 per average line per month effective September 2005. Other revenue decreased $779 as a result of a decrease in inside wire maintenance revenue of $1,002, an increase in the provision for bad debt of $1,006 and a lower message volume for billing and collection of $492. These decreases were partially offset by an increase in DSL revenue of $1,819 from an increase in subscribers, partially offset by a price reduction.

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

CTSI recorded approximately $5,829 or 6.7% of its revenues from compensation revenue associated with ISP traffic as compared to $6,335 or 7.6% for 2004. Effective October 8, 2004, the FCC no longer enforces the cap on the number of minutes for which compensation can be collected, but continues to limit the rate that can be charged. At current traffic levels, this FCC decision has resulted in an increase in the amount of reciprocal compensation received by CTSI, although the order may be subject to court appeals, and we cannot predict the outcome of any such proceeding.

CTSI derives a substantial portion of its revenues directly and indirectly from ISPs. ISPs represented approximately 15.1% and 17.1% of CTSI’s revenues (after excluding the effect of the previously mentioned access revenue settlements) for the years ended December 31, 2005 and 2004, respectively. These high-margin revenues include services provided directly to the ISP including local and high-capacity services and indirect services including reciprocal compensation and trunking from Verizon as a result of Verizon’s customers accessing these ISPs. Industry-wide trends toward declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing Internet services, or if a significant number of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

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

CC sales decreased $3,013 or 20.1% to $12,007 primarily due to a decrease in new installations of business systems due to sales personnel turnover and lower revenues from communications facilities management services. The operating results of CC are subject to fluctuations due to its less predictable revenue streams, market conditions and the effect of competition on margins. epix sales decreased $2,667 or 27.9% to $6,890 due to a decrease in dial-up subscribers as customers move to DSL, other high-speed products or lower-cost providers and a price reduction implemented in May 2005.

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

Restructuring Charges (Reversals)

In December 2000, we announced that we would exit CTSI’s five expansion markets launched over the preceding two years. Related to this strategy, we recorded an estimated restructuring charge of $99,713 (pre-tax) and $64,813 (after-tax), or ($2.79) (after-tax) per common share (including effects of anti-dilutive options). At December 31, 2005, there is no remaining liability. See Note 5 to the Consolidated Financial Statements for additional information.

Interest and Dividend Income

Interest and dividend income was $8,375 for the year ended December 31, 2005 as compared to $5,773 for the year ended December 31, 2004. The increase of $2,602 or 45.1% is primarily the result of higher interest rates, partially offset by lower average cash balances.

Interest Expense

Interest expense includes interest on our convertible notes, interest on CT’s revolving credit facility with CoBank and amortization of debt issuance costs. We employed an interest rate swap on $35,000 of floating rate debt to hedge against interest rate exposure. Interest expense was $14,084 for the year ended December 31, 2005 as compared to $16,800 for the year ended December 31, 2004. The decrease of $2,716 or 16.2% is primarily a result of repayment of high cost debt in 2004 and the resulting lower loan balances.

Income Taxes

Our effective tax rates were 35.5% and 37.6% for the years ended December 31, 2005 and 2004, respectively. The lower rate in 2005 is due to a detailed review of all deferred tax items and supporting schedules

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

of net book versus net tax values that we performed in 2005. This review resulted in a net deferred tax benefit of approximately $3,154 ($2,239 impact to the fourth quarter) related to prior years that we recorded in the fourth quarter of 2005. We estimate that, excluding these corrections, our effective tax rate would have been approximately 38.4%. This adjustment did not have a material effect on the current or any prior period’s financial statements. For an analysis of the change in income taxes, see Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2006	2005
Cash and temporary cash investments	$126,932	$104,968
Working capital	85,352	55,466
Long-term debt (including current maturities, notes payable and capital lease obligations)	335,000	335,360

Cash and temporary cash investments were $126,932 at December 31, 2006, as compared to $104,968 at December 31, 2005. We consider all highly liquid investments with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. We monitor fund performance of money market mutual funds available to us on a quarterly basis to maximize returns and insure investment quality. Our working capital ratio was 1.84 to 1 at December 31, 2006, as compared to 1.52 to 1 at December 31, 2005. The net increase is due to an increase in cash primarily from the proceeds received on dissolution of the RTB and cash generated by operations, partially offset by our dividend payments, share repurchases and capital expenditures.

We have the following financing arrangements in place:

	December 31, 2006		December 31, 2005
	Balance	Available	Balance	Available
Revolving line of credit—CoBank	$35,000	$100,000	$35,000	$50,000
Convertible notes	300,000	—	300,000	—

Total	$335,000	$100,000	$335,000	$50,000

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

On June 30, 2005, we paid a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005 in the amount of $294,138. In addition, we announced the intention to provide an ongoing annual dividend of $2.00 per share, to be paid quarterly. A $0.50 per share dividend was paid for each of the quarters ended September 30, 2005 and December 31, 2005, and for each of the four quarters in the year ending 2006. Cash dividends paid in 2006 were $42,532.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

On February 22, 2007, our Board of Directors declared a dividend of $0.50 per share for the first quarter of 2007. The quarterly dividend will be paid on March 30, 2007 to shareholders of record at the close of business on March 9, 2007. This dividend will not be paid to our current shareholders in the event the proposed acquisition of CTE by Citizens closes on or prior to March 9, 2007.

An amended $135,000 revolving line of credit agreement with CoBank was entered into on May 29, 2006, which extended the availability of credit to May 2007 and increased the amount available to us by $50,000. The aggregate amount outstanding on this commitment was $35,000 and $35,000 at December 31, 2006 and 2005, respectively. This agreement contains restrictive covenants, which, among other things, requires the maintenance of a specific debt to cash flow ratio at CT. We may refinance all or a portion of this line of credit when it becomes due in May 2007. As of December 31, 2006, we were in compliance with our CoBank debt covenants.

Our financing arrangements with CoBank entitle us to receive annual patronage dividends from CoBank. Approximately 80% of the patronage dividends are received in cash, with the balance in CoBank equity. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.3 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2008. The cash dividends received of $280 and $293 for the years ended December 31, 2006 and 2005, respectively, are included in interest and dividend income.

We announced a $100 million Stock Repurchase Program on November 13, 2003 and a $50 million addition to the program on February 10, 2004. The Stock Repurchase Program was completed in the second quarter of 2006. The program generated total share repurchases of 3,995,149 shares with an average purchase price of $37.546 per share for a total cost of approximately $150,000.

Net cash provided by (used in)	2006	2005	2004
Operating activities	$108,190	$128,505	$142,504
Investing activities	(14,270)	(40,567)	(39,864)
Financing activities	(71,956)	(295,230)	(126,415)

For the year ended December 31, 2006, our net cash provided by operating activities was $108,190, comprised of net income of $84,140, non-cash depreciation and amortization of $43,374, other non-cash items and working capital changes of $4,299, offset by the gain on the RTB dissolution of $23,623, the proceeds of which are reflected in investing activities. Net cash used in investing activities of $14,270 consisted primarily of additions to property, plant and equipment of $47,155, partially offset by the proceeds of the RTB dissolution of $30,033. Net cash used in financing activities of $71,956 consisted primarily of dividends paid of $42,532 and share repurchases of $31,456, partially offset by proceeds of stock option exercises of $2,179.

In accordance with the terms of our prior mortgage notes and security agreements which we redeemed in 1993, we were required to purchase common stock of the RTB equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends. As part of the 2006 Agricultural Appropriations Bill, the Bush administration established a process and terms to implement dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we had received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 in cash that represented our original cash investment and accumulated stock dividends.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the Notes to the Consolidated Financial Statements and cross-referenced in the tables below.

The following table discloses aggregate information about our contractual obligations as of December 31, 2006, and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years	Footnote reference(1)
Debt maturing within one year	$35,000	$35,000	$—	$—	$—	9
Long-term debt	300,000	—	—	—	300,000	9
Interest on debt obligations(3)	162,258	10,645	29,250	19,500	102,863	9
Pension and other postretirement benefits	1,955	327	710	336	582	11
Operating leases	17,015	2,214	5,306	3,111	6,384	13
Purchase obligations(2)	81,591	14,096	20,974	14,371	32,150	13

Total contractual obligations	$597,819	$62,282	$56,240	$37,318	$441,979

(1)	Refers to the Notes to our Consolidated Financial Statements included herein.
(2)	Purchase obligations include: outstanding purchase orders and commitments, committed software purchases and pole and conduit rental payments through 2016.
(3)	Interest on variable rate debt was calculated using the rate in effect at December 31, 2006.

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

As of December 31, 2006	Carrying Amount	Fair Value	Fair Value Assuming +100 Basis Point Shift	Fair Value Assuming -100 Basis Point Shift
Fixed rate long-term debt	$300,000	$319,500	$314,667	$324,450
Variable rate notes payable	35,000	35,000	34,863	35,138

Critical Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain estimates require more subjectivity or judgment than others. We review the critical accounting estimates, judgments and degrees of

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

subjectivity inherent in these estimates with the Company’s Audit Committee. These critical accounting estimates are:

•

We use the composite group remaining life method and straight-line composite rates to depreciate the assets of CT and CTSI. We periodically review data on asset retirement activity, salvage values and fixed asset lives in order to assess depreciation rates. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation, which could impact our earnings. The effect of increasing the average useful lives of our telephone plant by one year would result in a decrease in depreciation expense of approximately $1.8 million; the effect of reducing the average useful lives of our telephone plant by one year would result in an increase in depreciation expense of approximately $2.0 million.

•

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 11 to the Consolidated Financial Statements. The most significant of these assumptions are the discount rate used to value the future obligations and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities with terms similar to our estimated future pension distributions. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. Pension expense for 2006 would have increased approximately $0.2 million if our expected return on plan assets were one quarter of one percent lower. The expense would have increased approximately $0.5 million if our assumed discount rate were one quarter of one percent lower, and would have decreased $0.4 million if our assumed discount rate were one quarter of one percent higher. The benefit obligation at December 31, 2006 would have been increased by approximately $4.2 million if our assumed discount rate were one quarter of one percent lower.

•

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At the time deferred tax assets and liabilities are recorded, certain tax positions may require management to use judgment based on current facts and circumstances in order to develop our best estimate. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised, or if the carryforward period or amounts for NOLs in tax jurisdictions is changed.

•

The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in our being assessed taxes in addition to amounts previously paid. Accordingly, we maintain tax contingency reserves for assessments we deem probable under SFAS No. 5 “Accounting for Contingencies.” The reserves are determined based upon our best estimate of probable assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances.

•

CT’s interstate access charges are subject to a pooling process with NECA. Final interstate revenues are based on nationwide average costs applied to certain demand quantities. We estimate revenues earned through this process, which are subject to adjustments that may either increase or decrease the amount of interstate access revenues and receivables.

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

Related Parties

Related parties include members of the Board of Directors and their related companies, including Level 3 Communications, Inc. Three of our directors are also directors of Level 3 and our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. Level 3 does not hold any equity ownership interest in the Company at this time. Related party revenues and expenses represent the telephony service provided and the fees paid to these related companies arising from the ordinary course of business.

Mr. John R. Birk, a member of our Board of Directors, is also a member of the board of directors and chairman of a company affiliated with EVR. Evercore is an indirect subsidiary of EVR. Except as may result indirectly from his ownership of EVR shares, Mr. Birk will not receive any compensation from EVR or its affiliates in connection with our engagement of Evercore.

Legislative and Regulatory Developments

Commonwealth Telephone Company

Prices for CT’s (our RLEC) local and in-state long-distance services are regulated by the Pennsylvania PUC. These prices are currently set under an alternative regulation (Chapter 30) plan approved by the PUC. Under this plan, as amended, CT is authorized to adjust its overall intrastate rate levels annually by an amount equal to the rate of inflation, and has committed to provide universal availability of broadband services within its service territory no later than December 31, 2008. CT could be required to refund some of its increased revenues to customers if it fails to meet its commitment to deploy broadband services. Also, CT is protected by an exogenous events provision that allows CT to adjust rates to compensate for changes in revenues and/or expenses due to certain state/federal regulatory, legislative changes or other unique changes in the telephone industry.

Pursuant to the Chapter 30 plan, CT raised certain rates to recover approximately $4,100 on an annualized basis effective May 16, 2006.

The PUC is currently considering changes in intrastate switched access rates and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. This proceeding, which was begun in December 2004, primarily addresses the rates that CT charges to long-distance carriers for in-state toll calls that originate or terminate on CT’s local telephone lines. In previous PUC orders, reductions in in-state access charges have been offset by revenue-neutral increases in our monthly local service rates. CT also receives funding from the state USF, which could be affected by the PUC’s investigation. In August 2005, the PUC issued an order deferring this investigation for twelve months or until the FCC concludes its investigation of intercarrier compensation, whichever occurs earlier. In November 2006, the PUC extended the deferral for another twelve months. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Prices for CT’s interstate services, consisting primarily of subscriber line charges and access charges for interstate toll calls, which accounted for approximately 30.0% of our RLEC’s 2006 revenues, are regulated by the FCC based on “average schedule” formulas. The purpose of the average schedule formulas is to estimate the costs of smaller telephone companies, like CT, without requiring them to perform expensive cost studies. The formulas use the costs of other telephone companies to “simulate” the costs of the average schedule companies. Under the FCC rules, NECA is required to review these formulas annually. In May 2006, the FCC approved formula changes proposed by NECA that reduced CT’s interstate revenues by approximately $1.2 million ($2.4 million annually) in the second half of 2006. In addition, the FCC also approved a phased-in structural change to the formulas that would reduce CT’s settlements by $0.2 million in 2006, $2.0 million in 2007, $3.9 million in 2008 and $4.2 million thereafter. These structural changes result primarily from changes in the formulas used to estimate common line (or local loop) costs and special circuit settlements. In addition, in December 2006, NECA submitted formula changes to the FCC, which if approved, would result in a reduction in CT’s interstate access revenues of approximately $1.1 million in the second half of 2007, $3.5 million in 2008, $5.1 million in 2009 and $5.4 million thereafter. It is possible that future changes to the formulas or FCC modification of NECA’s proposed phase-in may cause additional changes (either increases or decreases) in CT’s interstate access revenues.

CT also receives funding from the federal USF, under formulas adopted by the FCC. Effective with recent formulas adopted by the FCC, CT is entitled to receive approximately $12.5 million in interstate common line support (ICLS) annually. Changes in the federal USF formulas could have a material effect on CT’s revenues. The FCC currently is considering changes to the USF funding mechanism, but at this time we are unable to predict either the timing or the impact of any changes it may adopt.

The FCC is considering adopting proposed rules that would allow telephone companies such as CT to convert to a form of incentive regulation for interstate services similar in some respects to CT’s alternative regulation plan in Pennsylvania. We are unable to predict the timing or outcome of this proposed rulemaking at this time.

Since 2001, the FCC has been considering proposed changes to its rules to unify several existing systems of intercarrier compensation (intrastate access, interstate access, reciprocal compensation, EAS settlements, etc.) into a single coherent structure. The FCC has recently solicited comments from the public on a variety of proposed approaches to reforming intercarrier compensation. Some of these proposals, if adopted, would also affect CT’s intrastate access charges, and the amount of USF funding it receives. We have endorsed an industry consensus proposal, known as the Missoula Plan, for phasing in changes to these compensation rules over a four-year period. The FCC has solicited public comments on this proposal but has not yet taken action on it. Since CT currently derives a significant portion of its revenues from intercarrier compensation, changes in these rules may have material effects on our revenues and earnings. However, any FCC ruling is likely to address the concerns of rural carriers like CT such as the ability to raise other rates to offset reductions in intercarrier compensation, a transition period and/or increased universal service funding. Until the FCC adopts a specific proposal, it is impossible to predict how changes in this area may affect CT.

CT, CTSI and CLD are required to make contributions to the federal USF, based on their end-user revenues for interstate and international telecommunications services. Each of these companies currently passes through the cost of these contributions to its end-user customers, either as a surcharge or as part of the price of its services. In June 2006, the FCC adopted some interim changes to its contribution formulas that are expected to moderate somewhat the burden of these contributions on CT’s and CTSI’s customers, but the agency is still considering other proposals for more extensive changes in the contribution system. The FCC has not yet acted on these proposals and it is not clear whether it will adopt any of these proposals. Based on the foregoing, the application and effect of the USF requirements (and comparable state contribution requirements) on the telecommunications industry cannot be definitively ascertained at this time.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

Pursuant to the “rural exemption” provision of Section 251(f)(1) of the Telecommunications Act of 1996 (“the Act”), CT is currently exempted from offering colocation, unbundled network elements (UNEs), wholesale discounts and other requirements of the Act that pertain to Regional Bell Operating Companies (RBOCs) and non-rural incumbent LECs. The rural exemption does not preclude competitors from providing telephone services within CT’s service area entirely over their own facilities. However, it requires prospective competitors who seek to interconnect with our network in order to resell services or lease unbundled network elements to go through a formal review by the Pennsylvania PUC before receiving approval. The Pennsylvania PUC may grant such approval only if it finds that the competitor’s proposal is not unduly economically burdensome, is technically feasible and is consistent with the Universal Service provisions of the Act. To date, no carrier has sought such a review by the Pennsylvania PUC.

On May 27, 2005, Core Communications, Inc. (“Core”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On July 18, 2005, as part of a group comprised of several Pennsylvania Telephone Association member companies, CT filed a Protest and Motion to Dismiss with the PUC. On February 21, 2006, a hearing on the Core application was held before an administrative law judge. On November 30, 2006, the PUC issued an order approving Core’s application.

On May 4, 2005, Sprint Communications Company L.P. (“Sprint”) filed an Application with the PUC for “Approval of Authority to Offer, Render, Furnish or Supply Telecommunications Services to the Public in the Commonwealth of Pennsylvania” for the purpose of expanding its local service authority to include the service territory of CT. On June 6, 2005, CT filed a Protest and Motion to Dismiss with the PUC. On January 18, 2006, a hearing on the Sprint application was held before an administrative law judge. Subsequently, both parties have resolved the protest.

On May 1, 2006, RCN Telecom Services, Inc. filed an application with the PUC for “Approval of the Right to begin to Offer, Render, Furnish or Supply Competitive Local Exchange Carrier Services to the Public in the Service Territory of CT.” On June 12, 2006, CT filed a protest with the PUC. Subsequently, both parties have resolved the protest.

On June 13, 2006, Blue Ridge Digital Phone Company filed an application with the PUC to provide telecommunications services in the service territory of CT. On August 7, 2006, CT filed a protest with the PUC. Subsequently, both parties have resolved the protest.

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

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

CTSI, LLC

CTSI’s prices are subject to regulation by the FCC and the PUC although, as a competitive provider, its rates are typically subject to much less scrutiny than those of CT, or those of Verizon as the dominant local telephone service provider. CTSI’s costs are also affected by regulatory decisions because CTSI relies in part on facilities and services purchased from incumbent telephone companies (primarily Verizon), including interconnection for the exchange of local traffic with other companies in providing its services. CTSI has separate month-to-month interconnection and resale agreements with Verizon covering its former Bell Atlantic and former GTE operating areas in Pennsylvania.

The FCC has made several significant changes in recent years to its rules requiring incumbent carriers like Verizon to offer unbundled access to network elements at rates based on forward-looking incremental costs to competing carriers like CTSI, most recently in February 2005. Under the new rules, Verizon is required to continue to offer access at these rates to unbundled voice-grade loops. Verizon is not, however, required to permit unbundled access to newly-constructed fiber optic facilities serving primarily residential premises. Verizon also is no longer required to offer unbundled local switching at cost-based rates, but CTSI did not use that element significantly. Verizon is also required to provide some other network elements (including high-capacity loops and transport facilities) at cost-based rates in many, but not all, of the markets it serves, but CTSI does not rely extensively on these elements.

During 2003, the FCC gave notice of a proposed rulemaking in which it is considering changing the formula used by state commissions, including the Pennsylvania PUC, to determine rates for access to Verizon network elements and for interconnection to Verizon’s network. The FCC has taken no action to date on this proposal, and it is unknown at this time whether the FCC will change its pricing rules or what effects any such changes will have on CTSI’s costs.

Under the Act, the Pennsylvania PUC has authority to arbitrate any disputes over the terms and conditions of interconnection between CTSI and Verizon, and the prices of various unbundled network elements CTSI purchases from Verizon. The PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. The PUC operates within a framework of national rules adopted by the FCC governing network element unbundling. Future decisions by the PUC and the FCC regarding these interconnection and unbundling obligations may have a material effect on CTSI’s costs and profitability.

Also, the Act authorizes the FCC to forbear from enforcing requirements of the law if it finds that these requirements are no longer necessary to protect the public interest. Pursuant to this provision, in September 2006, Verizon petitioned the FCC to forbear from requiring it to unbundle local voice-grade loops in six markets, including the Philadelphia Metropolitan Area (which includes a small portion of CTSI’s service territory). If the FCC grants this petition, Verizon would no longer be required to offer these loops at cost-based rates, although it would still be required under other provisions of law to make the loop facilities available to CTSI at some price. The FCC is required to act on this petition no later than December 2007, but we are unable to predict what action it may take or how a grant of Verizon’s petition might affect CTSI’s costs of operations in the Philadelphia Metropolitan Area.

The FCC has adopted rules limiting the amounts that CTSI can charge other carriers for access to its network for originating and terminating interstate calls (access charges).

A Pennsylvania statute (Chapter 30) adopted in 2004 provides that carriers such as CTSI may not charge intrastate access rates higher than those charged by Verizon, unless CTSI’s costs are higher than Verizon’s. CTSI’s intrastate access rates currently are higher than Verizon’s. We believe that this rate difference is cost-justified, but the PUC has not reviewed CTSI’s costs in a formal proceeding. To date, no CLEC has sought such

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

a review of costs by the PUC; an adverse decision on this issue could cause a reduction in CTSI’s intrastate revenues. On January 30, 2007, Verizon filed a formal complaint with the PUC claiming CTSI’s intrastate access rates are higher than the ILEC (Verizon) in the corresponding service area. To date, the PUC has taken no action on this complaint and we cannot predict the outcome of this action.

The FCC also has limited the right of competitive local carriers, such as CTSI, to collect reciprocal compensation on local telephone calls that terminate to ISPs. Under these rules, the amount of compensation payable to CTSI on terminated calls above a 3 to 1 ratio, (which are presumed to be ISP calls) generally is limited to $0.0007 per minute. In 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the order in which the FCC adopted these rules, on the grounds that the FCC did not provide proper statutory authority for its order. The Court did not vacate the rules, however, and so the current compensation scheme will remain in effect pending the remand. To date, the FCC has taken no action in response to the Court’s remand.

Although declining from historical levels, CTSI derives a substantial portion of its revenues from ISPs. We expect that this reliance will continue in the foreseeable future. ISPs represented approximately 10.6% and 15.1% of CTSI’s revenues for the years ended December 31, 2006 and 2005, respectively. These revenues include services provided directly to the ISP such as local and transport services and indirect services such as reciprocal compensation, and trunking from Verizon as a result of Verizon’s customers calling these ISPs. Industry-wide trends towards declining usage of dial-up Internet access threaten the profitability or viability of our ISP customers. If we lose a large customer or a significant number of customers that are providing dial-up Internet services, or if a significant portion of these customers are unable to pay amounts owed to us, our financial results could be negatively impacted.

The FCC rate ceilings have resulted in continued reductions in the revenues CTSI receives from interstate access charges and reciprocal compensation, both in dollar amount and as a percentage of total annual revenues. CTSI’s revenues from access charges and reciprocal compensation are also affected by the mix of traffic delivered to it by other carriers for termination to CTSI customers. For the year ended December 31, 2006, CTSI recorded approximately $4,198 or 5.1% of its revenues from compensation revenue associated with ISP traffic (access revenue for all jurisdictions, including local reciprocal compensation). This compares to approximately $5,829 or 6.7% for the same period in the previous year. Of these amounts, local reciprocal compensation associated with ISP traffic was $2,652 or 0.8% and $3,331 or 1.0% of our total consolidated revenues for the years ended December 31, 2006 and 2005, respectively. Revenues from interstate access charges represented approximately 0.3% and 0.3% of our consolidated revenues, for the years ended December 31, 2006 and 2005, respectively. In addition, industry-wide trends towards declining usage of dial-up Internet access and of wireline long-distance services generally, may continue to have a negative impact on these revenues.

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

CTSI may also be affected by the introduction of wireless number portability, for the same reasons discussed above with respect to CT. CTSI is permitted by applicable rules to recover the cost of implementing number portability from its end users.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

For the Years Ended December 31,

	2006	2005	2004	2003	2002
Sales	$330,615	$333,856	$335,811	$335,722	$318,555
Net income(1)	84,140	70,108	62,031	72,865	57,124
Diluted earnings per share(1)	3.16	2.71	2.60	2.92	2.42
Dividends per share(3)	2.00	14.50	—	—	—
Total assets as of period end(3)	573,596	555,394	783,431	851,653	554,039
Long-term debt, net of current maturities as of period end(2)	300,000	300,000	300,000	323,898	77,299

(1)	In 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which resulted in an after-tax non-cash gain of approximately $13.2 million, or $0.51 per diluted share. In 2006, CTE recognized approximately $14.2 million, or $0.50 per diluted share, of income from the dissolution of the Rural Telephone Bank.
(2)	In 2003, CTE issued $300 million of 2003 3.25% convertible notes due 2023. In 2005, CTE completed an exchange offer, whereby $63.9 million of the 2003 convertible notes were exchanged for an equivalent amount of Series A 2005 3.25% convertible notes due 2023.
(3)	CTE paid cash dividends of $315.9 million and $42.5 million for the years ended December 31, 2005 and 2006, respectively.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 1, 2007

/s/ Michael J. Mahoney	/s/ Donald P. Cawley
Michael J. Mahoney President and Chief Executive Officer	Donald P. Cawley Executive Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Commonwealth Telephone Enterprises, Inc.:

We have completed integrated audits of Commonwealth Telephone Enterprises, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Commonwealth Telephone Enterprises, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefits in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 15(a)(1) of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2007

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands of Dollars, Except Per Share Amounts)
Sales	$330,615	$333,856	$335,811
Costs and expenses, excluding depreciation and amortization and strategic alternatives	169,015	163,914	159,189
Strategic alternatives	4,729	—	—
Depreciation and amortization	43,374	57,892	70,974
Restructuring reversals (see Note 5)	—	(31)	(799)

Operating income	113,497	112,081	106,447
Interest and dividend income	5,721	8,375	5,773
Interest expense	(13,894)	(14,084)	(16,800)
Gain on dissolution of Rural Telephone Bank	23,623	—	—
Other income (expense), net	458	(896)	686
Equity in income of unconsolidated entities	4,020	3,177	3,236

Income before income taxes	133,425	108,653	99,342
Provision for income taxes	49,285	38,545	37,311

Net income	84,140	70,108	62,031
Unrealized gain on derivative instruments, net of tax	127	703	1,660
Additional minimum pension liability adjustment, net of tax	2,288	(2,288)	—

Comprehensive income	$86,555	$68,523	$63,691

Basic earnings per share:
Net income	$3.95	$3.24	$2.91

Weighted average shares outstanding	21,303,754	21,617,630	21,325,907
Diluted earnings per share:
Net income	$3.16	$2.71	$2.60

Weighted average shares and common stock equivalents outstanding	28,959,475	28,592,549	26,779,685

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Par Value)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and temporary cash investments	$126,932	$104,968
Accounts receivable, net of reserve for doubtful accounts of $1,547 in 2006 and $1,362 in 2005	29,380	25,312
Unbilled revenues	11,459	11,216
Material and supply inventory, at average cost	6,880	5,395
Prepayments and other	2,724	3,435
Deferred income taxes	9,766	11,275

Total current assets	187,141	161,601
Property, plant and equipment, net of accumulated depreciation of $580,655 in 2006 and $550,007 in 2005	372,597	368,506
Investments	4,716	10,269
Other assets	9,142	15,018

Total assets	$573,596	$555,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Capital lease obligation	$—	$360
Notes payable	35,000	35,000
Accounts payable	20,357	26,590
Advance billings and customer deposits	5,984	5,248
Accrued interest	4,660	5,083
Accrued expenses	35,788	33,854

Total current liabilities	101,789	106,135

Long-term debt	300,000	300,000
Deferred income taxes	69,314	72,490
Pension liability	19,235	7,054
Other liabilities	13,302	13,850

Commitments and contingencies (see Note 13)
Common shareholders’ equity:
Common Stock ($1 par value, authorized: 85,000,000 and 85,000,000; issued: 24,226,482 and 24,226,482; outstanding: 21,127,109 and 21,842,918, in 2006 and 2005, respectively)	24,226	24,226
Additional paid-in capital	104,650	118,723
Deferred compensation	—	(16,861)
Accumulated other comprehensive loss	(9,150)	(2,415)
Retained earnings	67,148	26,327
Treasury stock at cost, 3,099,373 and 2,383,564 shares in 2006 and 2005, respectively	(116,918)	(94,135)

Total common shareholders’ equity	69,956	55,865

Total liabilities and shareholders’ equity	$573,596	$555,394

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$84,140	$70,108	$62,031
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on dissolution of Rural Telephone Bank	(23,623)	—	—
Depreciation and amortization	43,374	57,892	70,974
Deferred income taxes, net	2,027	(1,669)	137
Provision for loss on accounts receivable	889	712	736
Dividend and debt exchange fees	—	1,399	—
Equity in income of unconsolidated entities	(4,020)	(3,177)	(3,236)
Tax benefit on stock compensation	(213)	3,410	880
Non-cash compensation	10,621	10,203	4,671
Non-cash amortization of debt issuance costs	1,808	1,774	1,758
Non-cash restructuring (reversals) provisions	—	32	(332)
Gain on sale of expansion market assets	—	(63)	(467)
Other non-cash items	—	—	100
Net change in certain assets and liabilities:
Accounts receivable	(4,957)	1,149	7,414
Accounts receivable/payable related parties	—	—	188
Unbilled revenues	(243)	1,700	1,803
Material and supply inventory	(1,485)	676	787
Prepayments and other	712	(700)	17
Other assets	689	2,775	483
Accounts payable	(6,233)	1,578	(4,113)
Advance billings and customer deposits	736	(68)	104
Accrued expense—restructuring	—	(376)	(136)
Accrued expenses	1,931	(15,370)	726
Pension liability	12,181	7,054	—
Other liabilities	(10,144)	(10,534)	(2,021)

Net cash provided by operating activities	108,190	128,505	142,504

Cash flows from investing activities:
Additions to property, plant and equipment	(47,155)	(43,875)	(43,519)
Proceeds on sale of expansion market assets	—	63	245
Proceeds on dissolution of Rural Telephone Bank	30,033	—	—
Other	2,852	3,245	3,410

Net cash used in investing activities	(14,270)	(40,567)	(39,864)

Cash flows from financing activities:
Redemption of long-term debt	—	—	(29,521)
Proceeds from the exercise of stock options	2,179	23,678	9,136
Tax benefits on stock compensation	213	—	—
Redemption of short-term debt	—	—	(30,000)
Capital lease payments	(360)	(722)	(777)
Stock repurchases	(31,456)	—	(75,177)
Dividends paid	(42,532)	(315,877)	—
Dividend and debt exchange fees paid	—	(2,149)	—
Payment made for debt issuance costs	—	(160)	(76)

Net cash used in financing activities	(71,956)	(295,230)	(126,415)

Net increase/(decrease) in cash and temporary cash investments	21,964	(207,292)	(23,775)
Cash and temporary cash investments at beginning of year	104,968	312,260	336,035

Cash and temporary cash investments at end of year	$126,932	$104,968	$312,260

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,031	$12,035	$14,246
Income taxes	$44,194	$45,506	$26,923

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(Thousands of Dollars)

	Common Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Common Shareholders’ Equity
Balance, December 31, 2003	$24,014	$267,076	$(6,451)	$(2,490)	$24,900	$(44,320)	$262,729
Net income					62,031		62,031
Restricted stock	(115)	7,298	(3,356)				3,827
Stock option transactions	273	8,863					9,136
Executive stock purchase plan			(286)				(286)
Tax benefits related to stock activity		880					880
Stock repurchases						(75,177)	(75,177)
Unrealized gain on derivative instruments, net of tax				1,660			1,660
401(k) match		227				846	1,073
Other		14				43	57

Balance, December 31, 2004	24,172	284,358	(10,093)	(830)	86,931	(118,608)	265,930
Net income					70,108		70,108
Restricted stock	2	5,717	(982)			1,241	5,978
Stock option transactions	52	1,614				22,012	23,678
Executive stock purchase plan			266				266
Tax benefits related to stock activity		3,410					3,410
Dividends		(176,538)	(6,052)		(130,712)	78	(313,224)
Minimum pension liability adjustment, net of tax				(2,288)			(2,288)
Unrealized gain on derivative instruments, net of tax				703			703
401(k) match		164				1,091	1,255
Other		(2)				51	49

Balance, December 31, 2005	24,226	118,723	(16,861)	(2,415)	26,327	(94,135)	55,865
Net income					84,140		84,140
Restricted stock		1,937			(165)	4,293	6,065
Stock option transactions		(815)				2,994	2,179
Executive stock purchase plan		325			(57)		268
Tax benefits related to stock activity		20					20
Dividends		565			(43,097)		(42,532)
Stock repurchase program						(31,456)	(31,456)
Unrealized gain on derivative instruments, net of tax				127			127
Stock option compensation cost		797					797
401(k) match		(41)				1,386	1,345
Additional minimum pension liability adjustment, net of tax				2,288			2,288
Adjustment to initially apply SFAS 158, net of tax:
Defined benefit pension plan				(9,622)			(9,622)
Other postretirement plans				472			472
Transfer deferred compensation balance to additional paid-in capital		(16,861)	16,861				—

Balance, December 31, 2006	$24,226	$104,650	$—	$(9,150)	$67,148	$(116,918)	$69,956

See accompanying notes to Consolidated Financial Statements.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

COMMON STOCK

For the Years Ended December 31, 2006, 2005 and 2004

	Shares Issued	Treasury Stock	Shares Outstanding
Balance, December 31, 2003	24,013,902	1,207,016	22,806,886
Stock option transactions	272,945	—	272,945
Restricted stock	(6,750)	—	(6,750)
Restricted stock conversion	(107,721)	—	(107,721)
Stock repurchase program	—	1,868,044	(1,868,044)
401(k) match	—	(24,646)	24,646
Other	—	(1,300)	1,300

Balance, December 31, 2004	24,172,376	3,049,114	21,123,262
Stock option transactions	52,106	(598,468)	650,574
Restricted stock	2,000	(35,888)	37,888
401(k) match	—	(29,794)	29,794
Other	—	(1,400)	1,400

Balance, December 31, 2005	24,226,482	2,383,564	21,842,918
Stock option transactions	—	(81,264)	81,264
Restricted stock	—	(113,169)	113,169
Stock repurchase program	—	947,905	(947,905)
401(k) match	—	(37,663)	37,663

Balance, December 31, 2006	24,226,482	3,099,373	21,127,109

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

Merger Agreement with Citizens Communications Company—On September 18, 2006, Commonwealth Telephone Enterprises, Inc. and Citizens Communications Company (“Citizens”) announced that they have entered into an agreement for Citizens to acquire CTE in a cash-and-stock taxable transaction. Based on the closing price of Citizens’ common stock on September 15, 2006, the merger consideration has an implied value of $41.72 per share and an implied total consideration of $1.16 billion. Each CTE share will be converted into the right to receive $31.31 in cash and 0.768 shares of Citizens’ common stock. The acquisition has been approved by the Boards of Directors of both Citizens and CTE and by our shareholders at a special meeting of shareholders held on January 25, 2007. The completion of the merger is also subject to the satisfaction of certain customary closing conditions and on January 26, 2007, the Federal Communications Commission approved the transaction. The transaction is pending approval from the Pennsylvania Public Utility Commission, which may be received as early as March 1, 2007. If the approval is obtained on March 1, 2007, we would anticipate that the transaction will close on March 8, 2007. There can be no assurance, however, that the required consents or conditions will be obtained or satisfied by March 1, 2007, or at all, and consequently there can be no assurance that the merger will be consummated on March 8, 2007, or at all. The transaction will be a taxable transaction for U.S. federal tax purposes and therefore shareholders will not receive any portion of the consideration on a tax-free basis.

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

We defer and amortize CT, CTSI and epix installation revenue as well as associated incremental service installation costs, not in excess of installation revenue, over their respective estimated customer lives that are estimated to be 7 years, 3.2 years and 1.5 years, respectively. We carry in the Consolidated Balance Sheets deferred credits of $6,090 and $6,154 as of December 31, 2006 and 2005, respectively, in other liabilities representing the unamortized portion of installation revenue. Additionally, we have deferred charges of $6,090 and $6,154 as of December 31, 2006 and 2005, respectively, in other assets representing the unamortized portion of installation costs.

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

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense charged to operations was $3,218, $3,080 and $3,212 in 2006, 2005 and 2004, respectively.

Stock-Based Compensation—Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the modified prospective application transition method without restatement of prior interim periods. Prior to our adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Statements of Cash Flows. FAS 123(R) requires excess tax benefits, if any, be reported as a financing cash inflow rather than as a reduction of taxes paid. Information related to stock-based compensation for the years ended 2006, 2005 and 2004 is more fully described in Note 10 to the Consolidated Financial Statements.

Earnings Per Share—Basic earnings per share amounts are based on net income divided by the weighted average number of shares of common stock outstanding during each year.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Diluted earnings per share are based on net income divided by the weighted average number of shares of common stock outstanding during each year after giving effect to dilutive common stock equivalents. Options that could potentially dilute basic earnings per share in the future because the options’ exercise prices were greater than the average market price of our common stock and were not included in the computation of diluted earnings per share, were approximately 4,760, 3,508 and 25,441 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

At the conversion rate in effect at December 31, 2006, our convertible debt is convertible into 7,711,650 shares of our common stock. At the conversion price in effect at December 31, 2005, our convertible debt was convertible into 7,285,200 shares of our common stock.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	For the Years Ended December 31,
	2006	2005	2004
Net income	$84,140	$70,108	$62,031

Basic earnings per share:
Weighted average shares outstanding	21,303,754	21,617,630	21,325,907

Net income per share	$3.95	$3.24	$2.91

Net income	$84,140	$70,108	$62,031
Net income adjustment for interest on convertible debt, net of tax	7,513	7,491	7,480

Net income as adjusted	$91,653	$77,599	$69,511

Diluted earnings per share:
Weighted average shares outstanding	21,303,754	21,617,630	21,325,907
Dilutive shares resulting from common stock equivalents	93,500	262,390	190,608
Dilutive shares resulting from convertible debt	7,562,221	6,712,529	5,263,170

Weighted average shares and common stock equivalents outstanding	28,959,475	28,592,549	26,779,685

Net income per share	$3.16	$2.71	$2.60

Cash and Temporary Cash Investments—For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market value. At times, our cash balances and temporary cash investments exceed FDIC insurance limits.

Property, Plant and Equipment and Depreciation—Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, certain general administrative costs and assets held under capital lease. Major replacements and betterments are capitalized. Repairs of all property, plant and equipment are charged to expense as incurred.

Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. The average rates were approximately 4.56%, 6.32% and

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

8.05% in 2006, 2005 and 2004, respectively. At the time telephone plant is retired, the original cost less salvage is charged to accumulated depreciation. All other property, plant and equipment gain or loss is recognized on retirements and dispositions.

Late in the second quarter of 2005, we completed our periodic review of asset retirement activity, salvage values and fixed asset lives at our CT and CTSI segments. This review involved a detailed analysis of assets in our network and incorporated our expectations for expansion and customer demand for new technology. Also, the second quarter of 2005 review incorporated the results of the Chapter 30 Plan amendment that was approved by the Pennsylvania Public Utility Commission (“PUC”) in March 2005, which prescribed the broadband capability we are required to provide to our customers by December 31, 2008, and which clarified our expectations with regard to future capital deployment requirements in CT’s territory. Specifically, the revised Chapter 30 Plan allows us to build upon, in large part, our current network, which we believe justifies a longer useful life for such assets. As a result of this review, we revised the useful lives of certain classes of assets, primarily digital electronic switching equipment, digital circuit transmission and computers and software. The impact of these changes was a lengthening of useful lives that had the effect of reducing depreciation by $2,443 and $7,248 (after-tax) or $0.08 and $0.25 per diluted share for the twelve months ended December 31, 2006 and 2005, respectively.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The application of this Interpretation did not have a material effect on our results of operations or financial condition.

Leasehold Improvements—Leasehold improvements are amortized over the lesser of the leasehold improvement’s useful life or the term of the underlying lease (including renewals that are deemed to be reasonably assured) at the date the leasehold improvement is purchased.

Derivative Instruments—We utilized an interest rate swap agreement (that expired in April 2006) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreement was a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. Amounts to be paid or received under the interest rate swap agreement were accrued and recognized over the life of the swap agreement as an adjustment to interest expense.

The fair value of the interest rate swap is recorded in other liabilities on our Consolidated Balance Sheets. The effective portion of interest rate swap gains or losses is initially reported as a component of other comprehensive loss and subsequently reclassified into earnings as an adjustment to interest expense. The ineffective portion, if any, is reported as other income (expense). The fair values of the interest rate swaps at January 1, 2004 were ($3,830). For the year ended December 31, 2004, we recorded an adjustment of $2,554 to adjust the fair value of the swaps to ($1,276). For the year ended December 31, 2005, we recorded an adjustment of $1,082 to adjust the fair value of the swaps to ($194). The interest rate swap matured on April 4, 2006, and for the year ended December 31, 2006, we recorded an adjustment of $194 to adjust the fair value of the swap to $0. The adjustment of $127, net of taxes of $67 in 2006, the adjustment of $703, net of taxes of $379 in 2005, and the adjustment of $1,660, net of taxes of $894 in 2004, are reported as unrealized gains (losses) on derivative instruments in accumulated other comprehensive income (loss).

The interest rate swaps were highly effective in achieving the offset of changes in cash flows of the underlying debt. We calculated the excess in the present value of the cumulative change in cash flows relating to the floating leg of the swaps as compared to the present value of the cumulative changes in interest cash outflows

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

on the debt to measure ineffectiveness. For the years ended December 31, 2006, 2005 and 2004, the ineffectiveness charged to earnings was $0.

Other Assets—Other assets principally include the unamortized portion of installation costs, costs incurred to obtain financing and pension intangible.

Income Taxes—We report income for federal income tax purposes on a consolidated basis. We report income for state income tax purposes on a legal entity basis. We use an asset and liability approach for financial accounting and reporting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Recent Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in tax returns. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The new guidance is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurements.” SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

3. Segment Information

We operate in two principal business segments: Commonwealth Telephone Company (“CT”), a rural incumbent local exchange carrier (“RLEC”); and CTSI, LLC (“CTSI”), our RLEC “edge-out” operation, which formally commenced operations in 1997.

The CT segment includes the results of CLD, a reseller of long-distance services, and the portion of the digital subscriber line (“DSL”) product offering in CT’s franchise area. CT provides local and long-distance telephone service and DSL service to residential and business customers in a 19-county service territory in rural eastern and central Pennsylvania. CT also provides network access and billing/collection services to interexchange carriers and sells telecommunications products and services.

CTSI, which operates in three edge-out regional Pennsylvania markets that border CT’s territory, is a competitive local exchange carrier offering bundled local and long-distance telephone, DSL and enhanced services.

The Other segment includes the results of Commonwealth Communication, LLC (“CC”), a provider of telecommunications equipment and facilities management services; epix® Internet Services (“epix”), which provides dial-up Internet service; and CTE’s corporate entity.

No single external customer contributes ten percent or more of CTE’s consolidated revenues.

Operating income (loss) is the primary measure used by our management to assess the performance of each segment.

Financial information by business segment is as follows:

	For the Year Ended December 31, 2006
	CT	CTSI	Other	Consolidated
Sales	$255,455	$83,307	$18,926	$357,688
Elimination of intersegment sales	26,552	426	95	27,073
External sales	228,903	82,881	18,831	330,615
Costs and expenses, excluding depreciation and amortization and strategic alternatives	83,425	54,600	30,990	169,015
Strategic alternatives	—	—	4,729	4,729
Depreciation and amortization	23,410	19,035	929	43,374
Operating income (loss)	122,068	9,246	(17,817)	113,497
Identifiable assets	358,392	134,259	80,945	573,596
Capital expenditures	30,689	14,618	1,848	47,155

	For the Year Ended December 31, 2005
	CT	CTSI	Other	Consolidated
Sales	$251,066	$86,954	$18,948	$356,968
Elimination of intersegment sales	22,602	459	51	23,112
External sales	228,464	86,495	18,897	333,856
Costs and expenses, excluding depreciation and amortization	79,153	54,315	30,446	163,914
Depreciation and amortization	37,439	19,271	1,182	57,892
Restructuring reversals	—	(31)	—	(31)
Operating income (loss)	111,872	12,940	(12,731)	112,081
Identifiable assets	337,795	138,521	79,078	555,394
Capital expenditures	27,174	15,320	1,381	43,875

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

	For the Year Ended December 31, 2004
	CT	CTSI	Other	Consolidated
Sales	$246,788	$84,022	$24,602	$355,412
Elimination of intersegment sales	19,122	454	25	19,601
External sales	227,666	83,568	24,577	335,811
Costs and expenses, excluding depreciation and amortization	79,219	53,809	26,161	159,189
Depreciation and amortization	48,047	20,205	2,722	70,974
Restructuring reversals	—	(799)	—	(799)
Operating income (loss)	100,400	10,353	(4,306)	106,447
Identifiable assets	372,393	137,567	273,471	783,431
Capital expenditures	26,960	14,858	1,701	43,519

The following table shows a reconciliation of operating income for the reportable business segments to income before taxes:

	For the Years Ended December 31,
	2006	2005	2004
Operating income from reportable segments	$131,314	$124,812	$110,753
Other segment	(17,817)	(12,731)	(4,306)
Interest and dividend income	5,721	8,375	5,773
Interest expense	(13,894)	(14,084)	(16,800)
Gain on dissolution of Rural Telephone Bank	23,623	—	—
Other income (expense), net	458	(896)	686
Equity in income of unconsolidated entities	4,020	3,177	3,236

Consolidated income before income taxes	$133,425	$108,653	$99,342

4. Strategic Alternatives

In connection with the Citizens merger, we have incurred costs of $4,729 in 2006 related to financial advisory, legal and other fees as well as a pro-rata portion of the retention bonuses we expect to pay in cash to our employees at the completion of the merger. We are obligated to pay Evercore Group L.L.C. (“Evercore”) approximately $11,000, $250 of which was paid to Evercore upon its being retained by us, approximately $2,800 of which was paid to Evercore when we entered into the merger agreement with Citizens and the remainder of which (approximately $8,000) will become payable to Evercore if the merger is successfully completed, which is anticipated to be as early as March 8, 2007. The amount of the final Evercore advisory fee to be paid may be adjusted depending on the closing price of the Citizens common stock on the closing date of the merger and on the amount of our indebtedness on the closing date of the merger.

5. Restructuring Charges (Reversals)

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

Payments were $0, $376 and $136 for the years ended December 31, 2006, 2005 and 2004, respectively. Reversals (net of provisions) were $0, ($32) and $332 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, assets that we had previously written off were sold, returning a gain of $63 in 2005 and $245 in 2004. In 2004, we reversed $222 of our reserve associated with disposal costs of exit market inventory. As of December 31, 2006 and 2005, the balance in accrued restructuring expense was $0.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	December 31,
		2006	2005
Land		$1,738	$1,738
Building and leasehold improvements	3-40	37,653	37,286
Central office equipment	5-18	424,887	405,506
Outside communications plant	20-40	400,823	388,571
Furniture, vehicles and other equipment	3-25	88,151	85,412

Total property, plant and equipment		953,252	918,513
Less accumulated depreciation		(580,655)	(550,007)

Property, plant and equipment, net		$372,597	$368,506

Depreciation and amortization expense was $43,374, $57,892 and $70,974 for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Investments

Investments are as follows:

	December 31,
	2006	2005
Rural Telephone Bank Stock	$—	$6,409
Yellow Book, USA, L.P. Partnership	4,715	3,859
CoBank, ACB	1	1

Total investments	$4,716	$10,269

In accordance with the terms of our prior mortgage notes and security agreements, which we redeemed in 1993, we were required to purchase common stock of the Rural Telephone Bank (“RTB”) equal to approximately 5% of the amount borrowed. Such class of stock was entitled to cash dividends, which are included in interest and dividend income and were approximately ($375), $1,700 and $1,800 for the years ended December 31, 2006, 2005 and 2004, respectively. As part of the 2006 Agriculture Appropriations Bill, the current Administration established a process and terms to implement a dissolution of the RTB, whereby stockholders would obtain a cash payout for their stock. Our original cash investment in the RTB was approximately $6,409. In addition, we have received stock dividends with a face value of approximately $23,623 in accordance with the provisions of our previous financing arrangement with the RTB. On April 11, 2006, we received $30,033 that represents our original cash investment and accumulated stock dividends. Our gain on the RTB dissolution is $23,623.

Our financing arrangements with CoBank, ACB (“CoBank”) entitle us to receive annual patronage dividends from CoBank. For 2006, approximately 80% of the patronage dividends are received in cash, with the balance in CoBank equity. For 2005, approximately 60% of the patronage dividends were received in cash. The cash portion is included in interest and dividend income and was $280, $293 and $197 for the years ended 2006, 2005 and 2004, respectively. Patronage dividends in the form of equity received to date have a future value totaling approximately $6.3 million. We will receive cash in exchange for a portion of this equity once the value of the equity reaches certain targeted levels, which are calculated based upon the amount outstanding on our CoBank loan. We will recognize the CoBank equity dividend as it is received in cash, which we currently anticipate will not begin before 2008.

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

8. Other Assets

Other assets consist of the following:

	December 31,
	2006	2005
Unamortized debt issuance costs	$2,788	$4,596
Pension intangible (see Note 11)	—	3,679
Unamortized installation costs	6,090	6,154
Other	264	589

Total other assets	$9,142	$15,018

9. Debt

a. Long-term debt—Long-term debt and capital lease obligations outstanding are as follows:

	December 31,
	2006	2005
Convertible notes	$300,000	$300,000
Capital lease obligation	—	360
Due within one year	—	(360)

Total long-term debt and capital lease obligations	$300,000	$300,000

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

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events, including the proposed merger with Citizens.

On February 16, 2007, the Company notified holders of Old Notes and New Notes, pursuant to applicable provisions of the related Indentures, that during the period beginning on, and including, February 21, 2007 (the date that is fifteen days prior to the “anticipated effective date” of the merger), and ending on the close of business on the Designated Event Repurchase Date (the date that is thirty days after the date of the Designated Event Notice (as such term is defined in the Indentures) of the merger transaction with Citizens), the holders of the Old Notes and New Notes may exercise their conversion rights in accordance with and subject to the provisions of the Old Notes and New Notes and the related Indentures. Pursuant to applicable provisions of the Indentures, the Company will provide to the holders of the Old Notes and New Notes a Designated Event Notice regarding the consummation of the merger on or before the fifteenth day after the consummation of the merger.

If the transaction with Citizens is consummated, each holder of Old Notes and New Notes will have the right to require the Company to repurchase the holder’s notes on the Designated Event Repurchase Date at a cash repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding the Designated Event Repurchase Date.

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

The settlement terms of the Company’s 3.25% convertible notes were evaluated against the guidance in EITF Issue 01-6 “The Meaning of Indexed to a Company’s Own Stock” within the meaning of paragraph 11(a) of FASB Statement No. 133. As a result of this evaluation, the Company determined that the contingent interest portion and the trading price condition feature do not pass the requirements of paragraph 11(a) because they are dual-indexed to the trading price of the Company’s common stock and debt fair values. The contingent interest feature and the trading price condition feature are bifurcated and separated from the debt host contract and accounted for as a derivative instrument in accordance with the provisions in FASB Statement No. 133. Based on fair value estimates determined with the assistance of a third party, we have determined that the impact of these embedded derivatives was not material for the years ended December 31, 2006, 2005 and 2004.

b. Short-term debt—An amended $135,000 revolving line of credit agreement with CoBank was entered into on May 29, 2006, with a $35,000 balance outstanding. The line of credit is at interest rates that are based on a LIBOR rate or floating rate option. Interest payments are payable monthly. This agreement contains restrictive covenants, which, among other things, require the maintenance of a specified debt to cash flow ratio at CT. For all periods presented, we were in compliance with our covenants. As of December 31, 2006 the weighted average interest rate was 5.98% on borrowings of $35,000. The revolving line of credit agreement provides for the availability of credit to May 27, 2007. We may refinance all or a portion of this line of credit when it becomes due.

10. Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“FAS 123(R)”), “Share-Based Payment.” Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our stock plans. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the modified prospective application transition method without restatement of prior interim periods. Prior to our adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Statements of Cash Flows. FAS 123(R) requires excess tax benefits, if any, be reported as a financing cash inflow rather than as a reduction of taxes paid. As a result of the adoption of FAS 123(R), our income before income taxes and net income for the year ended December 31, 2006 is $797 and $496 lower, respectively, than under our previous accounting method for share-based payments. Upon adoption of FAS 123(R), we recorded $77 cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the awards that will vest over the requisite service period. This amount was recorded in other income (expense) in the accompanying Consolidated Statements of Operations.

For stock options granted prior to the adoption of FAS 123(R), pro forma amounts based on the options’ fair value, net of tax, at the grant dates for CTE Equity Incentive Plan awards under the fair value method of SFAS No. 123 for the years ended 2005, 2004 and 2003 are:

	For the Years Ended December 31,
	2005	2004	2003
Net income—as reported	$70,108	$62,031	$72,865
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	6,436	3,045	2,192
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(8,294)	(5,797)	(5,517)

Net income—pro forma	68,250	59,279	69,540
Net income adjustment for interest on convertible debt, net of tax	7,491	7,480	3,369

Pro forma diluted EPS numerator	$75,741	$66,759	$72,909

Net earnings per share:
Basic earnings per share—as reported	$3.24	$2.91	$3.10
Basic earnings per share—pro forma	3.16	2.78	2.96
Diluted earnings per share—as reported	2.71	2.60	2.92
Diluted earnings per share—pro forma	2.65	2.49	2.80

Our Equity Incentive Plan, as amended in 2006, has 1,857,000 shares of common stock authorized for the issuance of awards. Awards granted under the Plan may include incentive stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards. All unvested awards will vest immediately upon change in control. Stock options currently granted under the Plan vest in increments of 20% commencing one year from the date of the grant and expire ten years from the date of the grant. For all options granted, the exercise price is equal to the market price of the common stock at the date of the grant. There were no options granted in 2006, 2005 and 2004; as a result, no Black-Scholes valuation was required. During the years ended December 31, 2006 and 2005, 81,264 and 650,574 options were exercised, respectively, yielding cash proceeds of $2,179 and $23,678 and an income tax benefit of $225 and $3,430, respectively. Shares issued upon the exercise of the stock options in 2006 were from treasury shares.

In connection with the payment of the special and initial quarterly dividends on June 30, 2005, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44,” there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the June 2005 dividends due to the fact that the transaction was an equity restructuring.

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

In 2006, performance restricted share units were granted, with the total number of units to be issued based on the relationship of 2006 business results to a pre-determined target. Based on the outcome of our 2006 results, 82,588 units will be issued in early 2007, and these units will then be subject to a three-year service vesting, with one-third of the award vesting each year. Throughout 2006, we have estimated the number of units that will be issued and recognized compensation cost using the graded vesting approach over the four year requisite service period. Performance share units are not entitled to receive dividend equivalent units until they are issued. On September 16, 2006, in conjunction with the merger agreement with Citizens, the Compensation Committee modified the pre-determined target with the effect of lowering the target levels specified in those awards. Approximately 70 employees were affected by the modification and the incremental compensation cost of approximately $56 resulting from the modification was recognized in the third quarter of 2006.

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

Pursuant to the Non-Management Directors’ Stock Compensation Plan, each non-employee director receives an annual grant of restricted stock, in an amount determined by the Corporate Governance Committee, on the date of the Annual Meeting of Shareholders. The fair value of the restricted stock units is recognized as compensation cost over the one-year vesting period.

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

At December 31, 2006, there were 126,875 ESPP shares arising from participants’ contributions and 126,875 matching shares. The number of shares vested, including matching shares, at December 31, 2006 was 173,440. We recognize the cost of the matching shares over the vesting period. Expense recognized in 2006, 2005 and 2004, was $1,315, $1,261 and $857, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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

For the years ended December 31, 2006, 2005 and 2004, we recognized non-cash pre-tax compensation expense of $9,274 ($5,777 net of tax), $9,840 ($6,130 net of tax) and $4,685 ($2,919 net of tax), respectively, related to restricted stock units, stock options and our ESPP. As of December 31, 2006, $11,873, $92 and $1,349 related to restricted stock units, stock options and ESPP, respectively, is expected to be recognized over a weighted average period of approximately 2.2 years for restricted stock, 0.2 years for stock options and 1.7 years for ESPP. As of December 31, 2005, $14,949, $919 and $1,765 related to restricted stock units, stock options and ESPP, respectively, is expected to be recognized over weighted average periods of approximately 2.6 years for restricted stock, 0.9 years for stock options and 1.7 years for ESPP.

Information relating to CTE stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	456,559	$28.56
Granted	—	—
Exercised	(81,264)	26.82
Canceled	(10,337)	28.91

Outstanding December 31, 2006	364,958	28.94

Shares exercisable December 31, 2006	340,664	$28.94

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options December 31, 2005	181,440	$11.84
Granted	—	—
Vested	(146,809)	11.74
Canceled	(10,337)	12.24

Unvested stock options December 31, 2006	24,294	$12.24

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The total fair value of stock options vested was $1,724, $3,096 and $4,389 for the years ended December 31, 2006, 2005 and 2004, respectively.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.27	939	0.1	$8.27	$32	939	$8.27	$32
$18.35—$28.91	237,220	4.0	25.68	3,837	212,926	25.32	3,523
$29.95—$40.47	126,799	3.4	35.17	848	126,799	35.17	848

Total/weighted average	364,958	3.8	$28.94	$4,717	340,664	$28.94	$4,403

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was $708, $9,130 and $2,910 for the years ended December 31, 2006, 2005 and 2004, respectively.

Information relating to CTE restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock December 31, 2005	465,346	$43.19
Granted	62,790	32.46
Vested	(164,882)	42.67
Canceled	(33,700)	41.37
Dividend equivalent units	18,521	37.19

Unvested restricted stock December 31, 2006	348,075	$41.35

The weighted average grant date fair value for the restricted stock granted in 2005 and 2004 was $47.60 and $41.44, respectively. The total fair value of restricted stock awards vested was $7,035, $3,559 and $3,172 for the years ended December 31, 2006, 2005 and 2004, respectively.

On the closing date of the merger with Citizens, the stock-based compensation plans will terminate and all unvested awards will vest immediately with the change in control. Amounts under these plans will be paid in cash to participants at that time.

The table below contains information pertaining to equity compensation plans approved and not approved by security holders:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	809,828	$39.03	1,979,860
Equity compensation plans not approved by security holders	—		—

Total/weighted average	809,828	$39.03	1,979,860

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

The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) as of December 31, 2006. SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their Consolidated Balance Sheets and recognize changes in that funded status through Other Comprehensive Income in the year in which the changes occur. Upon adoption of SFAS 158, we recognized the underfunded status of our defined benefit pension plan and non-pension postretirement benefit plans as liabilities in our Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The Company measures defined benefit pension plan obligations as of December 31, and SFAS 158 will not affect the Company’s existing valuation practices.

Gains or losses, prior service costs or credits, and transition assets that have not been included in net periodic benefit costs as of December 31, 2006, will be recognized, net of tax, as components of the ending balance of Accumulated Other Comprehensive Income (“AOCI”). Subsequent to adoption, we will recognize the gains or losses and prior service costs or credits, net of tax, that arise during the period but are not recognized in net periodic benefit costs as a component of AOCI. Those amounts will be adjusted as they are subsequently recognized in net periodic benefit costs. Measurement of net periodic benefit costs has not changed as a result of adopting SFAS 158.

Components of net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Net periodic benefit cost:
Service cost	$4,006	$3,746	$3,303
Interest cost	5,967	5,742	5,452
Expected return on plan assets	(7,133)	(7,285)	(6,577)
Amortization of prior service cost	580	530	525
Recognized net actuarial loss	659	386	226

Total net periodic benefit cost	$4,079	$3,119	$2,929

We estimate pension cost of approximately $3,235 for 2007.

Plan assets include cash, equity, fixed income securities and pooled funds under management by a financial institution. The allocation of plan assets at December 31, 2006 and 2005 is:

	Target Allocations	Percentage of Plan Assets December 31,
Asset Category	2007	2006	2005
Equity securities	70%	71%	72%
Fixed income securities	30%	29%	28%

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

The majority of the plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt portfolios over the long-term and are expected to do so in the future. Correspondingly, equity investments also carry greater risks than debt investments. The risk of loss in the plan’s equity assets is mitigated by investing in a broad range of equity types including large-cap and small-cap stock funds, and international equity funds.

The following table sets forth the defined benefit pension plan’s obligations and funded status:

	December 31,
	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$86,357	$85,574
Actual return on plan assets	11,027	5,153
Employer contributions	—	—
Benefits paid	(4,512)	(4,370)

Fair value of plan assets at end of year	92,872	86,357

Change in benefit obligation:
Benefit obligation at beginning of year	111,740	101,020
Service cost	4,006	3,746
Interest cost	5,967	5,742
Amendments	714	83
Actuarial (gain)/loss	(5,817)	5,527
Benefits paid	(4,503)	(4,378)

Benefit obligation at end of year	112,107	111,740

Funded status	$(19,235)	$(25,383)

The following table details expected benefit payments for the years 2007 through 2016:

Year	Amount
2007	$4,550
2008	4,731
2009	4,845
2010	4,914
2011	5,315
2012-2016	31,962

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2006	2005
Non-current liabilities	$(19,235)	$(7,054)
Intangible asset	—	3,679
Accumulated other comprehensive income	—	3,675

Total	$(19,235)	$300

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

In the fourth quarter of 2005, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recorded a minimum pension liability of $7,054 representing the difference between the accumulated benefit obligation and the fair value of the Plan assets at December 31, 2005. Also, a pension intangible equal to the unrecognized prior service cost of $3,679 was recognized. A charge to other comprehensive income (loss) in the amount of $3,675 ($2,288 after-tax) represents the excess of additional minimum pension liability (“AML”) over unrecognized prior service cost.

Amounts recognized in Accumulated Other Comprehensive Income consist of:

December 31, 2006
Loss/(gain)	$11,642
Prior service cost	3,814

Total	$15,456

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from AOCI into net periodic benefit cost during 2007 are $30 and $580, respectively.

The following reflects the financial impact to various balance sheet accounts resulting from the recording of the AML adjustment and adoption of SFAS 158 in 2006 for the defined benefit pension plan:

	Pre-FAS 158 Without AML Adjustment	AML Adjustment	Pre-FAS 158 With AML Adjustment	FAS 158 Adoption Adjustment	Post- FAS 158
Prepaid pension asset/(pension liability)	$(11,133)	$7,354	$(3,779)	$(15,456)	$(19,235)
Intangible asset	3,679	(3,679)	—	—	—
Deferred tax asset	1,387	(1,387)	—	5,834	5,834
AOCI-defined benefit pension plan, net of tax	2,288	(2,288)	—	9,622	9,622
AOCI-defined benefit pension plan, pre-tax	3,675	(3,675)	—	15,456	15,456

The accumulated benefit obligation was $94,877 and $93,410 at December 31, 2006 and 2005, respectively.

The following assumptions were used in the determination of the net benefit cost:

	2006	2005	2004
Weighted average discount rate	5.50%	5.75%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%
Weighted average rate of compensation increases	5.00%	5.50%	5.50%

The following assumptions were used in the determination of the benefit obligation:

	December 31,
	2006	2005	2004
Weighted average discount rate	5.75%	5.50%	5.75%
Weighted average rate of compensation increases	5.00%	5.50%	5.50%

The discount rate was determined by using the constant rate result of discounting the plan’s expected future benefit payments on December 31 using the Citigroup Pension Curve and Liability Index. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current market conditions and our best estimate of future economic conditions.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Our policy with respect to funding the plan is to fund at least the minimum required by ERISA, and not more than the amount deductible for tax purposes. No contributions were required to be made to the plan in 2006 or 2005, and no contributions are required in 2007. We made a required minimum contribution to the plan of $2,070 in the third quarter of 2004 for the 2003 plan year with cash generated from operations.

Voluntary Retirement Program (“VRP”) and postretirement benefits:

For former employees included in the VRP that took place in 2001 and 2002, we provide medical benefits until age 65. For employees retiring prior to 1993, we provide certain postretirement medical benefits. We also provide nominal postretirement life insurance benefits to all vested retirees.

Net periodic postretirement (benefit) cost is as follows:

	VRP			Postretirement
	For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Interest cost	$18	$28	$37	$45	$49	$49
Recognized net actuarial gain	(29)	(40)	(50)	(75)	(85)	(109)

Total net periodic postretirement benefit cost	$(11)	$(12)	$(13)	$(30)	$(36)	$(60)

We estimate the 2007 net, periodic postretirement benefit cost to be approximately $15 for the VRP and $33 for the postretirement plan.

The following table sets forth the plans’ funded status and amounts recognized in our Consolidated Balance Sheets:

	VRP		Postretirement
	December 31,		December 31,
	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	163	210	126	135
Benefits paid	(163)	(210)	(126)	(135)

Fair value of plan assets at end of year	—	—	—	—

Change in benefit obligation:
Projected benefit obligation at beginning of year	421	503	876	834
Service cost	—	—	—	—
Interest cost	18	28	45	49
Amendments	—	—	—	—
Actuarial loss (gain)	1	100	(21)	128
Benefits paid	(163)	(210)	(126)	(135)

Projected benefit obligation at end of year	277	421	774	876

Funded status	$(277)	$(421)	$(774)	$(876)

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

The following table details expected benefit payments for the years 2007 through 2016:

Year	VRP Amount	Postretirement Amount
2007	$127	$109
2008	71	101
2009	49	94
2010	39	86
2011	23	79
2012-2016	—	292

Amounts recognized in the Consolidated Balance Sheets for VRP and postretirement benefits consist of:

	December 31,
	2006	2005
Current liabilities	$(229)	$—
Non-current liabilities	(822)	(2,272)

Total	$(1,051)	$(2,272)

The accrued VRP and the postretirement benefit liabilities were included in other liabilities in the accompanying Consolidated Balance Sheets for 2005. The amounts recognized at December 31, 2005 for VRP and postretirement benefits were $533 and $1,739, respectively.

Amounts recognized in AOCI consist of a net gain of $891 as of December 31, 2006. The estimated net gains for the VRP and postretirement benefit plan that will be amortized from AOCI into net periodic postretirement benefits during 2007 are $27 and $75, respectively.

The following reflects the financial impact to various balance sheet accounts resulting from the adoption of SFAS 158 in 2006:

	Pre-FAS 158	FAS 158 Adoption Adjustment	Post-FAS 158
VRP and postretirement liabilities	$(1,942)	$891	$(1,051)
Deferred tax liability	—	(336)	(336)
AOCI-postretirement benefits, net of tax	—	(555)	(555)
AOCI-postretirement benefits, pre-tax	—	(891)	(891)

The discount rate used in determining the accumulated VRP and postretirement benefit obligations was 5.75% in 2006 and 5.50% in 2005.

Our portion of the monthly premium for retirees included in the VRP and postretirement benefit obligation is limited, and any increase in medical costs is absorbed by the retiree. As such, a negative trend in healthcare costs will have no effect on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

We also have a nonqualified supplemental pension plan covering certain former employees which provides for incremental pension payments from us to the extent that income tax regulations limit the amount payable from our defined benefit pension plan. The projected benefit obligation relating to this unfunded plan was approximately $1,163, $1,213 and $1,097 at December 31, 2006, 2005 and 2004, respectively. Pension expense for the plan was $66 in 2006, $67 in 2005 and $67 in 2004. An amount of $147 ($92 after-tax) was recorded to AOCI in 2006, resulting from the adoption of SFAS 158. This represented net losses which will be amortized to net periodic benefit costs in subsequent years.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

We provide certain postemployment benefits to former or inactive employees who are not retirees. These benefits are primarily short-term disability salary continuance. We accrue the cost of postemployment benefits over employees’ service lives. We use the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $353 in 2006, $371 in 2005 and $324 in 2004.

We sponsor a 401(k) savings plan covering substantially all employees. For employees who are not covered by collective bargaining agreements, we contribute to the 401(k) plan based on a specified percentage of employee contributions. Contributions charged to expense were $1,116, $1,030 and $1,020 in 2006, 2005 and 2004, respectively.

12. Income Taxes

The provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2006	2005	2004
Currently payable:
Federal	$40,318	$35,837	$32,066
State	6,940	4,376	5,108

Total current	47,258	40,213	37,174

Deferred, net:
Federal	6,837	(9,246)	1,027
State	(4,810)	7,578	(890)

Total deferred	2,027	(1,668)	137

Total provision for income taxes	$49,285	$38,545	$37,311

The following is a reconciliation of income taxes at the applicable U.S. federal statutory rate with income taxes recorded by us:

	For the Years Ended December 31,
	2006	2005	2004
Income before provision for income taxes	$133,425	$108,653	$99,342

Federal tax provision at statutory rate	$46,700	$38,029	$34,770
Increase (reduction) due to:
State income taxes, net of federal effects	5,748	3,626	2,159
Strategic alternatives	1,369	—	—
Pennsylvania tax law change	(4,332)	—	—
Stock offering costs	—	—	(37)
Plant acquisition costs	—	12	39
Charitable contribution of property	—	—	(153)
Income tax liability true-up, federal and state	—	(3,154)	618
Other, net	(200)	32	(85)

Provision for income taxes	$49,285	$38,545	$37,311

Our effective income tax rates were 36.9% and 35.5% for the years ended December 31, 2006 and 2005, respectively. On July 8, 2006, the state of Pennsylvania enacted a change in its tax law that increased the annual state Net Operating Loss (“NOL”) deduction and accelerated the phase out of the Pennsylvania Capital Stock Tax. Under the old tax legislation, the NOL usage was limited to $2,000 per year. The new legislation, effective for tax years beginning after December 31, 2006, increases the NOL limitation to the greater of 12.5% of

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Pennsylvania taxable income or $3,000. For the year ended December 31, 2006, we have recorded a benefit to deferred income tax expense of $4,332 related to this Pennsylvania state income tax law change.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Net operating loss carryforwards	$12,121	$3,409
Employee benefit plans	15,995	9,677
Reserve for bad debts	957	449
Access settlements and network costs	5,251	8,067
All other	4,348	3,907

Total deferred tax assets	38,672	25,509

Property, plant and equipment	(68,568)	(67,772)
Contingent convertible debt interest	(22,987)	(15,677)
All other	(643)	(811)

Total deferred tax liabilities	(92,198)	(84,260)

Subtotal	(53,526)	(58,751)

Valuation allowance	(6,022)	(2,464)

Net deferred taxes	$(59,548)	$(61,215)

In our opinion, based on the future reversal of existing taxable temporary differences, primarily depreciation and expectations of future operating results, after consideration of the valuation allowance, we will more likely than not be able to realize substantially all of our deferred tax assets.

The net change in the valuation allowance for deferred tax assets during 2006 was an increase of $3,558. The net change is due primarily to an analysis of the anticipated realization of the deferred tax assets related to state NOL carryforwards under existing state tax law.

As of December 31, 2006, we have cumulative state NOLs of $221,544 that can be utilized through 2026. The change in the Pennsylvania tax law increased the NOLs available to us by approximately $152,529. The determination of the state NOL carryforward is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the utilization of such carryforward.

In 2005, we performed a detailed review of all deferred tax items and supporting schedules of net book versus net tax values. This review resulted in a net deferred tax benefit of approximately $3,154 ($2,239 impact to the fourth quarter) related to prior years that we recorded in the fourth quarter of 2005.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

13. Commitments and Contingencies

a. Total rental expense, including pole and conduit rentals, was $7,543, $7,960 and $7,916 in 2006, 2005 and 2004, respectively. At December 31, 2006, rental commitments under noncancelable leases, excluding annual pole and conduit rental commitments of approximately $4,903 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2007	$2,154
2008	1,905
2009	1,715
2010	1,497
2011	1,494
After 2011	7,317

b. Effective July 2, 2004, we extended our agreement for the provision to us of data processing services including the general management of our data processing operations through December 31, 2005 (that was subsequently extended through January 31, 2006). The annual commitment, excluding annual increases based on increases in the Consumer Price Index (CPI), was $7,479 in 2005. In the second half of 2005, the Company decided not to renew the agreement when it expired. These data processing services were brought in-house starting February 1, 2006.

c. In May 2001, CT entered into a fifteen-year, two-month agreement for the rental of a building in an area of a city qualifying for certain tax incentives offered by the state of Pennsylvania. The annual commitment through year ten is $1,163. Annual rent for the last five years is subject to changes in the CPI. In addition, CT also entered into a lease agreement for the rental of parking spaces for employees of the building, for a similar term. The annual commitment, excluding increases in the last five years based on increases in the CPI, is $168.

d. We had various purchase commitments at December 31, 2006 related to our 2007 capital budget. CTE’s capital expenditures have averaged $44,850 over the three years ended December 31, 2006.

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In our opinion, these proceedings will not have a material adverse effect on our results of operations, financial condition or cash flows.

14. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and temporary cash investments—The carrying amount approximates fair value because of the short maturity of these instruments.

b. Long-term investments—Long-term investments consist primarily of investments accounted for under the equity method for which disclosure of fair value is not required.

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

d. Interest rate swap—In 2005, the fair value was calculated by the counterparty using appropriate valuation methodologies. The fair value of the interest rate swap is recorded in other liabilities on our Consolidated

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

Balance Sheets. For the year ended December 31, 2004, we recorded an adjustment of $2,554 ($1,660 net of tax), to adjust the fair value of the swaps to ($1,276). For the year ended December 31, 2005, we recorded an adjustment of $1,082 ($703 net of tax), to adjust the fair value of the swap to ($194). The interest rate swap matured April 4, 2006. For the year ended December 31, 2006, we recorded an adjustment of $194 ($127 net of tax), to adjust the fair value of the swap to $0.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$126,932	$126,932	$104,968	$104,968
Financial liabilities:
Fixed rate long-term debt:
Convertible notes	300,000	319,500	300,000	294,382
Floating rate debt:
Revolving line of credit	35,000	35,000	35,000	35,000
Financial instruments:
Interest rate swaps	—	—	(194)	(194)
Standby letter of credit	10	10	—	—

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

Our trade receivables reflect a customer base primarily centered in eastern and central Pennsylvania. We assess the financial strength of our customers by performing credit evaluations and requiring deposits based on the results of these evaluations; as a result, credit risk is limited. Internet service providers represented approximately 10.6% and 15.1% of CTSI’s revenues for the years ended December 31, 2006 and 2005, respectively. No single customer contributed more than 5% of its revenues.

16. Common Stock

We have authorized 85,000,000 shares of $1 par value CTE Common Stock at December 31, 2006, 2005 and 2004. At December 31, 2002, we had authorized 15,000,000 shares of $1 par value CTE Class B Common Stock. On September 3, 2003, shareholders approved a proposal to reclassify and convert each outstanding share of CTE Class B Common Stock into 1.09 shares of CTE Common Stock. We now have only one class of common stock.

In November of 2003, our Board of Directors authorized a Stock Repurchase Program of up to $100 million of CTE Common Stock, which was subsequently increased to $150 million. The Stock Repurchase Program was completed during the second quarter of 2006. As of December 31, 2006, we had repurchased 3,995,149 shares at a cost of approximately $150 million.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

During 2006, a $0.50 per share dividend was paid for the quarters ended March 30, June 30, September 30 and December 31, for which $10,902, $10,527, $10,546 and $10,557 was paid in cash, respectively. During 2005, a $0.50 per share dividend was paid for the quarters ended September 30 and December 31, for which $10,823 and $10,916 was paid in cash, respectively. On May 2, 2005, our Board of Directors declared a special dividend of $13.00 per share and a $0.50 per share dividend for the quarter ended June 30, 2005 for which $294,138 was paid.

In connection with the payment of the special and initial quarterly dividends in 2005, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. The conversion rate on our outstanding 3.25% convertible notes due 2023 was also adjusted to reflect all of the dividends based on the terms of the convertible notes. At the conversion price in effect at December 31, 2006, our convertible debt is convertible into 7,711,650 shares of our common stock.

17. Related Party Transactions

We had the following transactions with related parties:

	For the Years Ended December 31,
	2006	2005	2004
Purchases from Level 3 Communications, Inc.	$1,850	$1,254	$93
Sales to Level 3 Communications, Inc.	1,027	410	144
Other related party revenues	2,928	2,163	2,635
Other related party expenses	3	9	382

At December 31, 2006, we had accounts receivable from related parties of $0 and accounts payable to related parties of $0.

Related parties include members of the Board of Directors and their related companies, including Level 3 Communications, Inc. Three of our directors are also directors of Level 3 and our Chairman, Walter Scott, Jr., is also the Chairman of Level 3. Level 3 does not hold any equity ownership interest in the Company at this time. Related party revenues and expenses represent the telephony service provided and the fees paid to these related companies arising from the ordinary course of business.

Mr. John R. Birk, a member of our Board of Directors, is also a member of the board of directors and chairman of a company affiliated with EVR. Evercore is an indirect subsidiary of EVR. Except as may result indirectly from his ownership of EVR shares, Mr. Birk will not receive any compensation from EVR or its affiliates in connection with our engagement of Evercore. We paid Evercore approximately $3,000 in 2006.

COMMONWEALTH TELEPHONE ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Per Share Amounts)

18. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales	$82,191	$81,466	$83,715	$83,243
Operating income	28,050	29,089	25,946	30,412
Net income	16,164	32,399	18,800	16,777
Basic earnings per share:
Net income per share	$0.74	$1.53	$0.89	$0.80
Diluted earnings per share:
Net income per share	$0.61	$1.19	$0.72	$0.65

2005
Sales	$83,529	$83,018	$83,784	$83,525
Operating income	26,050	27,478	27,942	30,611
Net income	15,918	17,194	16,302	20,694
Basic earnings per share:
Net income per share	$0.75	$0.80	$0.74	$0.94
Diluted earnings per share:
Net income per share	$0.67	$0.66	$0.62	$0.77

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands of Dollars, Except Per Share Amounts)
Income:
Sales	$—	$—	$7,522
Interest income-other	—	—	(1)
Other	—	—	692

Total income	—	—	8,213

Expenses:
Cost of goods sold	—	—	5,027
Interest expense on long-term debt, net	11,508	12,154	12,626
Interest expense, net on notes payable to subsidiaries	4,322	3,902	4,956
General and administrative expenses	1,594	1,380	3,003
Depreciation and amortization	—	—	106

Total expenses	17,424	17,436	25,718

Loss before income taxes and equity in net income of subsidiaries	(17,424)	(17,436)	(17,505)
Benefit for income taxes	(4,041)	(4,391)	(5,571)

Loss before equity in net income of subsidiaries	(13,383)	(13,045)	(11,934)
Net income of subsidiaries	97,523	83,153	71,964
Equity in income of unconsolidated entities	—	—	2,001

Net income	84,140	70,108	62,031
Unrealized gain on derivative instruments, net of tax	127	703	1,660
Minimum pension liability adjustment, net of tax	2,288	(2,288)	—

Comprehensive net income	$86,555	$68,523	$63,691

Basic earnings per share:
Net income	$3.95	$3.24	$2.91
Weighted average shares outstanding	21,303,754	21,617,630	21,325,907

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS

	December 31,
	2006	2005
	(Thousands of Dollars)
ASSETS
Current assets:
Cash	$2,813	$2,134
Notes receivable affiliates	308	44,816
Interest receivable	—	352
Accounts receivable affiliates	15,937	24,885
Accounts receivable other	990	819
Prepayments	289	302
Materials and supply inventory	33	35
Deferred tax assets	694	654

Total current assets	21,064	73,997

Investment in subsidiaries (stated at equity)	531,907	443,948
Deferred tax assets and other	2,788	8,275

Total assets	$555,759	$526,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to affiliates	$140,087	$138,194
Accounts payable to affiliates	1,182	4,570
Accrued liabilities and other	10,468	7,974

Total current liabilities	151,737	150,738

Long-term debt	300,000	300,000
Deferred income taxes and other deferred credits	13,909	12,563
Other liabilities	20,157	7,054
Common shareholders’ equity:
Common Stock, par value $1, authorized 85,000,000 shares, issued 24,226,482 shares in 2006 and 24,226,482 shares in 2005	24,226	24,226
Additional paid-in capital	104,650	118,723
Deferred compensation	—	(16,861)
Accumulated other comprehensive loss	(9,150)	(2,415)
Retained earnings	67,148	26,327
Treasury stock at cost, 3,099,373 shares in 2006 and 2,383,564 shares in 2005	(116,918)	(94,135)

Total common shareholders’ equity	69,956	55,865

Total liabilities and common shareholders’ equity	$555,759	$526,220

Schedule I

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Cash flows from operating activities:
Net income	$84,140	$70,108	$62,031
Depreciation and amortization	—	—	106
Deferred income taxes, net	3,075	6,501	6,350
Net change in certain assets and liabilities	2,287	(8,219)	4,911
Equity in income of subsidiaries	(97,523)	(83,153)	(71,964)
Equity in income of unconsolidated entities	—	—	(2,001)
Other	19,108	19,420	6,442

Net cash provided by operating activities	11,087	4,657	5,875

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(59)
Dividends from subsidiaries	65,000	102,000	—
Capital contributions to subsidiaries	(50,000)	212,000	(205,758)
Other	—	—	1,983

Net cash provided by (used in) investing activities	15,000	314,000	(203,834)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,179	23,678	9,136
Increase (decrease) in notes payable to affiliates	1,893	(7,445)	11,457
Decrease (increase) in notes receivable from affiliates	44,508	(19,748)	(24,122)
Stock repurchases	(31,456)	—	(75,177)
Dividends paid	(42,532)	(315,877)	—
Payment made for debt issuance costs	—	(160)	(76)

Net cash used in financing activities	(25,408)	(319,552)	(78,782)

Net increase (decrease) in cash and temporary cash investments	679	(895)	(276,741)
Cash and temporary cash investments at beginning of year	2,134	3,029	279,770

Cash and temporary cash investments at end of year	$2,813	$2,134	$3,029

Components of net change in certain assets and liabilities:
Accounts receivable	$3,702	$(10,000)	$11,250
Materials and supply inventory	2	18	2,372
Accounts payable	(3,396)	2,740	(4,448)
Prepayments	13	(294)	78
Accrued expenses	1,966	(683)	(4,341)

Net change in certain assets and liabilities	$2,287	$(8,219)	$4,911

Supplemental disclosures of non-cash information:
Non-cash contribution of assets to subsidiaries	$—	$—	$(4,340)

Schedule II

COMMONWEALTH TELEPHONE ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2006, 2005 and 2004

(Thousands of Dollars)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS		DEDUCTIONS/ REVERSALS	BALANCE AT END OF PERIOD
		CHARGED TO COSTS AND EXPENSE	CHARGED TO OTHER ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS—DEDUCTED FROM ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEETS
2006	$1,362	$889	$599	$1,303	$1,547
2005	2,185	712	513	2,048	1,362
2004	2,329	736	578	1,458	2,185
ALLOWANCE FOR DEFERRED TAX ASSETS—DEDUCTED FROM DEFERRED TAX ASSETS IN THE CONSOLIDATED BALANCE SHEETS
2006	$2,464	$3,558	$—	$—	$6,022
2005	1,728	736	—	—	2,464
2004	2,320	210	—	802	1,728

S-4